Form 10-Q
period 1996-09-30
LCC INTERNATIONAL INC
filed 1996-11-13
CIK 1016229

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                         OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO       .

                        COMMISSION FILE NUMBER: 0-21213
                            ------------------------

                            LCC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                               54-1807038
               (State of Incorporation)          (IRS Employer Identification Number)

         ARLINGTON COURTHOUSE PLAZA II
      2300 CLARENDON BOULEVARD, SUITE 800,
                  ARLINGTON, VA                        22201
    (Address of principal executive offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 351-6666

                                 NOT APPLICABLE

                            -----------------------

  (Former name, former address and former fiscal year, if changed, since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes             No   X
                                 ---            ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes             No
                                 ---            ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 11, 1996, the registrant had outstanding 6,065,911 shares of Class A common stock and 8,460,984 shares of Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
           Condensed consolidated statements of operations for the three and nine
             months ended September 30, 1995 and 1996...............................     2
           Condensed consolidated balance sheets as of December 31, 1995 and
             September 30, 1996.....................................................     3
           Condensed consolidated statements of cash flows for the nine months ended
             September 30, 1995 and 1996............................................     4
           Notes to condensed consolidated financial statements.....................     5
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS..........................................................    10
PART II:   OTHER INFORMATION........................................................    15
ITEM 1:    Legal Proceedings
ITEM 2:    Changes in Securities
ITEM 3:    Defaults Upon Senior Securities
ITEM 4:    Submission Of Matters to a Vote of Security Holders
ITEM 5:    Other Information
ITEM 6:    Exhibits and Reports on Form 8K

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                           ------------------    ------------------
                                                            1995       1996       1995       1996
                                                           -------    -------    -------    -------
REVENUES:
  Service revenues......................................   $16,720    $24,838    $45,969    $64,119
  Product revenues......................................     8,417     13,018     25,728     34,101
                                                           -------    -------    -------    -------
                                                            25,137     37,856     71,697     98,220
                                                           -------    -------    -------    -------
COST OF REVENUES:
  Service revenues......................................    11,756     19,090     33,187     45,193
  Product revenues......................................     6,119      7,437     17,669     22,156
                                                           -------    -------    -------    -------
                                                            17,875     26,527     50,856     67,349
                                                           -------    -------    -------    -------
GROSS PROFIT............................................     7,262     11,329     20,841     30,871
                                                           -------    -------    -------    -------
OPERATING EXPENSES:
  Sales and marketing...................................     1,428      1,553      4,362      4,594
  General and administrative............................     2,342      3,139      7,319      9,104
  Non-cash compensation.................................     1,144      2,736      3,516      6,335
  Depreciation and amortization.........................     1,038      1,257      2,389      3,779
                                                           -------    -------    -------    -------
                                                             5,952      8,685     17,586     23,812
                                                           -------    -------    -------    -------
OPERATING INCOME........................................     1,310      2,644      3,255      7,059
                                                           -------    -------    -------    -------
OTHER INCOME (EXPENSE):
  Interest income.......................................       350        246        744        578
  Interest expense......................................    (1,193)      (764)    (2,227)    (2,391)
  Other.................................................       430        443        625      2,113
                                                           -------    -------    -------    -------
                                                              (413)       (75)      (858)       300
                                                           -------    -------    -------    -------
INCOME BEFORE INCOME TAXES..............................       897      2,569      2,397      7,359
PROVISION (BENEFIT) FOR INCOME TAXES....................       521     (8,312)     1,279     (6,543)
                                                           -------    -------    -------    -------
NET INCOME..............................................   $   376    $10,881    $ 1,118    $13,902
                                                           =======    =======    =======    =======
PRO FORMA INCOME DATA:
  Income before income taxes............................   $   897    $ 2,569    $ 2,397    $ 7,359
  Pro forma provision for income taxes..................       359      1,028        959      2,944
                                                           -------    -------    -------    -------
  Pro forma net income..................................   $   538    $ 1,541    $ 1,438    $ 4,415
                                                           =======    =======    =======    =======
PRO FORMA NET INCOME PER SHARE:.........................   $  0.05    $  0.11    $  0.13    $  0.32
                                                           =======    =======    =======    =======
COMMON AND COMMON EQUIVALENT SHARES USED IN THE
  CALCULATION OF PRO FORMA NET INCOME PER SHARE:........    15,579     15,836     15,579     15,693
                                                           =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                               1995            1996
                                                                           ------------    -------------
                                                                                            (UNAUDITED)

                                                 ASSETS
Current assets:
    Cash and cash equivalents...........................................     $  6,571        $  30,755
    Short-term investments..............................................          778              352
    Receivables, net of allowance for doubtful accounts of $3,131 and
      $4,403 at December 31, 1995 and September 30, 1996, respectively:
         Trade accounts receivable......................................       28,293           30,511
         Due from related parties and affiliates........................        2,938            2,504
         Notes receivable from affiliate................................        1,382          --
         Unbilled receivables...........................................        6,096           13,749
    Inventory, net......................................................        4,949            5,273
    Deferred income taxes, net..........................................       --                7,998
    Prepaid expenses and other current assets...........................          300            1,235
                                                                              -------         --------
         Total current assets...........................................       51,307           92,377
Property and equipment, net.............................................        5,440            5,302
Software development costs, net.........................................        3,745            5,015
Notes receivable........................................................       --                6,650
Investments in joint ventures...........................................        1,403            2,061
Deferred income taxes, net..............................................       --                  748
Other assets............................................................          146            5,424
                                                                              -------         --------
                                                                             $ 62,041        $ 117,577
                                                                              =======         ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable........................................................     $ 10,000        $ --
    Accounts payable....................................................        2,170            2,918
    Accrued expenses....................................................       11,137           17,371
    Deferred revenue....................................................        3,137            2,742
    Income taxes payable................................................        6,312            7,987
    Due to related parties and affiliates...............................           73              170
    Other current liabilities...........................................          829            2,334
                                                                              -------         --------
    Total current liabilities...........................................       33,658           33,522
Convertible subordinated debt...........................................       20,000           50,000
Obligations under incentive plans, net of current portion...............        8,623            1,148
Other liabilities.......................................................            4              310
                                                                              -------         --------
    Total liabilities...................................................       62,285           84,980
                                                                              -------         --------
Preferred Stock:
    10,000,000 shares authorized; -0- shares issued and outstanding.....       --              --
Class A common stock, $.01 par value:
    70,000,000 shares authorized; -0- shares and 6,065,911 shares issued and outstanding at December 31, 1995 and September 30, 1996,
      respectively......................................................       --                   61
Class B Common stock, $.01 par value:
    20,000,000 shares authorized; -0- shares and 8,460,984 shares issued and outstanding at December 31, 1995 and September 30, 1996,
      respectively......................................................       --                   85
Paid-in capital.........................................................       --               27,387
Retained earnings.......................................................       --                8,764
Cumulative foreign currency translation adjustment......................          (40)            (200)
Note receivable from shareholder........................................       (9,382)          (3,500)
Members' capital........................................................        9,178          --
                                                                              -------         --------
    Total shareholders' equity..........................................         (244)          32,597
                                                                              -------         --------
                                                                             $ 62,041        $ 117,577
                                                                              =======         ========

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           --------------------
                                                                             1995        1996
                                                                           --------    --------
Cash flows from operating activities:
     Net income.........................................................   $  1,118    $ 13,902
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.................................      2,389       3,779
          Provision for doubtful accounts...............................        331       2,306
          Non-cash compensation.........................................      3,516       6,335
          Income from investments in joint ventures, net................       (394)       (757)
          Gain on disposition of joint venture, net.....................      --           (514)
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables...................     (6,701)    (13,244)
               Accounts payable and accrued expenses....................     (1,745)      4,758
               Inventory................................................       (414)       (324)
               Other current assets and liabilities.....................        (26)     (7,562)
               Other noncurrent assets and liabilities..................        (45)     (5,499)
                                                                           --------    --------
Net cash (used in) provided by operating activities.....................     (1,971)      3,180
                                                                           --------    --------
Cash flows from investing activities:
     (Increase) decrease in short term investments, net.................       (470)        426
     Purchases of property and equipment................................     (3,493)     (2,122)
     Increase in capitalized software...................................     (2,041)     (2,717)
     Investments in joint ventures......................................       (350)       (787)
     Proceeds from sale of joint venture................................      --          3,800
     Issuance of convertible notes receivable...........................      --         (5,150)
                                                                           --------    --------
Net cash used in investing activities...................................     (6,354)     (6,550)
                                                                           --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net........................      --         46,981
     Proceeds from note payable/line of credit..........................     10,000      10,000
     Payments on note payable/line of credit............................      --        (20,000)
     Distributions and loans to member..................................     (7,290)     (5,927)
     Payments of dividends to members...................................     (9,500)    (16,950)
     Repayment of loan to member........................................      --         16,950
     Loan to shareholder................................................      --         (3,500)
                                                                           --------    --------
Net cash (used in) provided by financing activities.....................     (6,790)     27,554
                                                                           --------    --------
Net (decrease) increase in cash and cash equivalents....................    (15,115)     24,184
Cash and cash equivalents at beginning of period........................     18,469       6,571
                                                                           --------    --------
Cash and cash equivalents at end of period..............................   $  3,354    $ 30,755
                                                                           ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest......................................................   $  1,080    $  1,788
          Income taxes..................................................        174         529
Supplemental schedule of non-cash investing and financing activities:
          Assumption of convertible subordinated debt...................   $  --       $ 30,000

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  DESCRIPTION OF OPERATIONS

     LCC International, Inc. (also referred to as the "Company") is a leading provider of integrated services and products relating to the design and engineering of wireless communications systems. The services and products provided by the Company are as follows:

SERVICES

     Engineering and design services. The Company provides engineering and design services for cellular phone system operators, personal communication system (PCS) operators and other wireless communication system providers. These services are predominantly provided on a time-and-material or fixed-price contract basis.

     Program management services. The Company provides program management services related to the build-out of wireless communications systems.

PRODUCTS

     Software products. The Company develops and markets proprietary software and data, which support the design and operation of wireless communications systems.

     Hardware products. The Company designs, assembles and sells field measurement equipment used in the implementation, testing and maintenance of wireless communications systems.

NOTE 2:  BASIS OF PRESENTATION

     The condensed consolidated financial statements of LCC International, Inc. and subsidiaries included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

     Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 dated September 24, 1996. Operating results for the interim periods are not necessarily indicative of results for an entire year.

NOTE 3:  MERGER AND INITIAL PUBLIC OFFERING

     The Company is the successor to the business formerly conducted by LCC, L.L.C. ("LCC"). Effective September 27, 1996, in connection with the Company's initial public offering of Class A Common Stock, LCC merged with and into LCC International, Inc. The Company is the surviving company in the merger, and owns all of the assets and rights and is subject to all of the obligations and liabilities of LCC. Immediately prior to the merger, LCC assumed $30 million of convertible subordinated debt from Telcom Ventures, L.L.C., its then parent company. The repayment obligation for principal and interest became the sole obligation of LCC and, following the merger, the sole obligation of the Company. The $30 million of convertible subordinated debt assumed from Telcom Ventures, L.L.C. and the $20 million of existing convertible subordinated debt (collectively, the "Exchangeable Notes") are due to a third party investor and are exchangeable at certain specified times, including during the 45 day period commencing on June 27, 1997 (Investor exchange right), the 45 day period commencing on August 27, 1997 (Company exchange right), and the respective periods in 1998 and 1999, and including upon certain extraordinary events, such as merger or sale of all assets of the Company, tender offer for more than 25% of the Common Stock or distribution of assets representing 5% or more of the total assets of the Company. Any exchange of one note must include the exchange of the other. The Company presently intends to exercise its exchange option in August 1997 to cause the Exchangeable Notes to be converted into 2,841,099 shares of Class A Common Stock.

     Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended. As of September 30, 1996, the Company recorded a one-time deferred income tax benefit of $8.7 million (net of a valuation allowance of $2.4 million) as a result of the change in its tax status from a Limited Liability Corporation to a Subchapter C Corporation. The income tax benefit has been recorded as a reduction of income tax expense for the three and nine month periods ended September 30, 1996.

     On September 30, 1996, the Company completed its initial public offering, which involved the sale of 6,037,500 shares (3,162,500 shares were sold by the Company and 2,875,000 shares were sold by the selling stockholder) of Class A Common Stock at $16.00 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions, were approximately $47.0 million.

NOTE 4:  PRO FORMA INCOME DATA

     The accompanying pro forma information has been prepared as if the Company was treated as a Subchapter C corporation for Federal and state income tax purposes from January 1, 1995.

     Pro forma income per share information has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents. Common share equivalents include all outstanding stock options after applying the treasury stock method and the assumed conversion of the Company's convertible subordinated debt.

NOTE 5:  NOTES RECEIVABLE FROM AFFILIATE

     At December 31, 1995, notes receivable from affiliate consisted of two promissory notes due from an entity owned approximately 4.5 percent by a 100 percent-owned subsidiary of Telcom Ventures, L.L.C., and approximately 15.0 percent by a member of Telcom Ventures, L.L.C. The notes carried interest at approximately 16.5 percent and were payable monthly. Late payments were subject to an additional charge of 2.0 percent on the entire unpaid principal balance and any outstanding interest. The notes and all outstanding interest were paid in September 1996.

NOTE 6:  INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                   1995            1996
                                                               ------------    -------------
        Raw materials.......................................      $4,142          $ 4,528
        Finished goods......................................       1,148            1,265
                                                               ------------    -------------
                                                                   5,290            5,793
        Less -- reserve for obsolescence....................         341              520
                                                               ------------    -------------
                                                                  $4,949          $ 5,273
                                                               ==========      ==========

NOTE 7:  INVESTMENTS

     In January 1996, LCC sold its 50.0 percent interest in Telemate and certain distribution rights for LCC's software and hardware products for $3.8 million. Approximately $1.4 million of the proceeds were received for LCC's investment in Telemate, resulting in a gain of approximately $0.5 million, which was recognized by LCC in January 1996. The remaining proceeds of $2.4 million represent distribution rights which are being recognized on a straight-line basis over 24 months beginning January 1996.

     The Company's investments also include a 33 1/3 percent interest in Koll Telecommunications Services, L.L.C. ("Koll"), which was formed in October 1994 with two other unrelated parties. Koll provides site acquisition and construction management services to operators of wireless communications systems. From January 1, 1996, through September 30, 1996, the Company contributed an additional $587,000 to Koll.

NOTE 8:  LOAN AGREEMENTS

     In March 1996, LCC's financing facility with Nomura Holding America, Inc. (Nomura) was purchased by Chase Manhattan Bank, N.A. (Chase). Also in March, additional draws aggregating $10 million were made by LCC, resulting in a total outstanding balance under the facility of $20 million. The additional $10 million draws were used to fund two investments in customers. One investment consists of loans aggregating $6.5 million, convertible into shares of non-voting common stock at the Company's option, upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from the customer to purchase services and products aggregating $65.0 million over the next five years. The other investment consists of an equity investment of $5.0 million. In connection with this investment, the Company obtained a commitment from the customer for the purchase of services and products aggregating $50.0 million over the next 5 years.

     In May 1996, LCC entered into a new credit facility with Chase which replaced the March 1996 Facility (discussed above). Under the new credit facility, Chase has extended (1) a revolving loan and letter of credit facility in an aggregate principal amount not to exceed the lesser of $12.5 million or 80% of LCC's receivables which are deemed "eligible" as a basis for obtaining credit, minus the aggregate amount of letter of credit obligations outstanding at such time, and (2) a term loan in the principal amount of $7.5 million. The availability of revolving loans and letters of credit is scheduled to expire on May 15, 1999. The term loan is scheduled to amortize in 20 equal quarterly installments with the final principal installment due on May 15, 2001. Interest on the loans will accrue at LCC's election at either (1) a variable rate determined with reference to the higher of (a) the Federal funds rate plus one-half of one percent and (b) the announced prime commercial lending rate of Chase; or (2) a fixed rate determined with reference to the London Interbank Market. The payment and performance of the obligations of LCC under the credit facility are secured by substantially all the assets of LCC. The credit facility contains certain covenants which include the maintenance of debt service and other financial ratios as well as a restriction in the declaration or payment of dividends.

     In September 1996, the credit facility with Chase was transferred from LCC to LCC International, Inc. and amended and restated to reflect the transactions contemplated by the merger immediately prior to the closing of the Company's initial public offering. The credit facility consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. Limitation on the amount of outstanding principal based on a calculation of "eligible" receivables as required in the May 1996 credit facility has been eliminated. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either (i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. In September 1996, approximately $16.2 million of the proceeds of the Company's initial public offering was used to pay all amounts outstanding under the Company's credit facility with Chase.

NOTE 9:  LEASE AGREEMENTS

     In May 1996, LCC entered into 10 year and 5 year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively. The lease agreements contain renewal options for up to three five-year periods. The lease agreements also provide for LCC to pay maintenance, real estate taxes and certain other operating costs of the leased property.

     Termination costs associated with the current facility leases of approximately $1.4 million will be offset by existing deferred rent benefits of $1.5 million.

     Future minimum rental payments under the new facility leases, excluding executory costs, are $2.1 million in 1997, $3.1 million in 1998, $3.2 million in 1999, $3.3 million in 2000 and $21.9 million thereafter.

NOTE 10:  OPTIONS

     In March 1996, LCC adopted an Employee Option Plan for certain key executives under which the Members' Committee was granted the authority to grant options for up to an aggregate six percent interest in the Company. Options representing approximately a 6.0 % interest were outstanding as of March 15, 1996. The Options were granted at an exercise price equal to fair market value at time of grant, and generally became exercisable at 20% a year over a five year period. Unexercised options generally expire 10 years after issuance.

     In connection with the initial public offering, the Company established the 1996 Employee Stock Option Plan, which authorized the issuance of up to 3,224,000 shares of Class A Common Stock pursuant to options granted under the plan. Options to purchase approximately 580,000 shares of Class A Common Stock at the offering price of $16 were granted to approximately 260 employees of the Company under the Company's 1996 Employee Stock Option Plan. The options vest with respect to one-third of the shares subject to option on each of the first three anniversaries of the date of grant. Unexercised options generally expire 10 years after issuance. In addition, options to purchase up to an aggregate of approximately 2,160,000 shares of Class A Common Stock were issued under the 1996 Employee Stock Option Plan to certain employees of the Company to replace the options granted by LCC in connection with the Employee Option Plan (see above) and the Phantom Membership Awards under the LCC Membership Plan adopted in 1994. The exercise price and number of options granted were intended to maintain a comparable value with the options/awards under the previous plans.

     Also in connection with the Company's initial public offering, the Company established the 1996 Director's Stock Option Plan and the Employee Stock Purchase Plan. The Director's Plan provides for the "formula" grant of options, and authorizes the issuance of up to 60,000 shares of Class A Common Stock and 250,000 shares of Class B Common Stock. The option exercise price for options granted under the Director's Plan is 100% of the fair value of the shares on the date of grant. Each eligible director who is not eligible to hold shares of Class B Common Stock was granted an initial option to purchase 10,000 shares of Class A Common Stock in connection with the offering. Each eligible director who is eligible to hold shares of Class B Common Stock and who was a director as of the offering was granted an initial option to purchase 35,000 shares of Class B Common Stock in connection with the offering, and will be granted additional options to purchase 22,500 shares of Class B Common Stock as of each of the next four annual meetings of the stockholders of the Company if the director continues to be an eligible director. Options granted with respect to Class A Common Stock will become immediately exercisable with respect to directors who were directors of the Company prior to July 1, 1996, and will become exercisable with respect to one-third of the shares of Class A Common Stock that are subject to the options on each of the first three anniversaries of the date of grant subject to acceleration of vesting on a change of control with respect to directors who became directors of the Company after July 1, 1996.

     Under the Company's Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock are available for purchase by eligible employees of the Company. Rights to purchase shares will be deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company's Board of Directors. The purchase price for each share will not be less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower.

     The Company has reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by one of the investors in the Company. The option exercise price for these options will be 100% of the fair market value of the Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the Offering, and an additional option will be granted to purchase 15,000 shares of Class A Common Stock on each of the next four anniversaries of the initial date of grant. Options granted will vest immediately. The options will expire no later than the fifth anniversary of the date of grant.

NOTE 11:  CONTINGENCIES

     The Company is party to various legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and network design services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries.

     The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials basis, although projects of short duration may involve a fixed price or success fee. The Company generally provides program management services on a time and materials basis; such contracts often have ceilings on cost per cell site. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The software tools used by the Company's engineers, which are used as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which in the U.S. often consists of an annual fee per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

     Service revenue consists of revenues from engineering services and program management services, which the Company commenced providing in 1995. Product revenue consists of revenue from software tools and revenue from field measurement and analysis products. The Company derives a significant proportion of its revenues from its international customers. Since almost all of the Company's contracts are denominated in U.S. dollars, the Company generally does not maintain currency hedge agreements.

     Cost of revenues consists of costs associated with engineering design services and program management services as well as costs associated with the production and design of field measurement and analysis equipment, licensing of software and related maintenance costs. Sales and marketing expenses consist of salaries, sales commissions, travel and other expenses required to implement the Company's marketing, sales and customer support plans. General and administrative expenses consist of the compensation, finance, information systems, professional services, office and occupancy costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key executives adopted in 1994. Such plan is accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increases, compensation expense will increase accordingly. In connection with the Company's initial public offering, the Company granted stock options to replace the awards granted under this plan. Such options were granted with exercise prices substantially below the initial public offering price (See Note 10 to the accompanying condensed consolidated financial statements).

     The key drivers of the Company's growth have historically been (i) the issuances of new or additional wireless telecommunications licenses by governmental authorities to wireless operators, (ii) increases in the number of cell sites operated and the number of subscribers served by wireless network operators, (iii) the introduction of new services or technologies, (iv) the increasing complexity of the systems deployed by wireless network operators and (v) the expansion and optimization of existing systems by wireless network operators.

     To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design services, software tools and field measurement and analysis equipment. The Company expects that as system build-out is completed and areas (particularly in the U.S.) begin to have multiple network operators, the demand for RF engineering services will change.

RESULTS OF OPERATIONS

     The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                                    PERCENTAGE OF REVENUE
                                                            --------------------------------------
                                                              THREE MONTHS          NINE MONTHS
                                                                 ENDED                 ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                            ----------------      ----------------
                                                            1995       1996       1995       1996
                                                            -----      -----      -----      -----
Revenues:
     Service revenues....................................    66.5%      65.6%      64.1%      65.3%
     Product revenues....................................    33.5       34.4       35.9       34.7
                                                            -----      -----      -----      -----
          Total revenues.................................   100.0      100.0      100.0      100.0
Cost of revenues.........................................    71.1       70.1       70.9       68.6
                                                            -----      -----      -----      -----
Gross profit.............................................    28.9       29.9       29.1       31.4
                                                            -----      -----      -----      -----
Operating expenses:
     Sales and marketing.................................     5.7        4.1        6.1        4.7
     General and administrative..........................     9.3        8.3       10.2        9.2
     Non-cash compensation...............................     4.6        7.2        4.9        6.5
     Depreciation and amortization.......................     4.1        3.3        3.3        3.8
                                                            -----      -----      -----      -----
          Total operating expenses.......................    23.7       22.9       24.5       24.2
                                                            -----      -----      -----      -----
Operating income.........................................     5.2        7.0        4.6        7.2
                                                            -----      -----      -----      -----
Other income (expense):
     Interest income.....................................     1.4        0.6        1.0        0.6
     Interest expense....................................    (4.7)      (2.0)      (3.1)      (2.4)
     Other...............................................     1.7        1.1        0.9        2.1
                                                            -----      -----      -----      -----
          Total other income (expense)...................    (1.6)      (0.3)      (1.2)       0.3
                                                            -----      -----      -----      -----
Income before income taxes...............................     3.6        6.7        3.4        7.5
Provision (benefit) for income taxes.....................     2.1      (22.0)       1.8       (6.7)
                                                            -----      -----      -----      -----
Net income...............................................     1.5%      28.7%       1.6%      14.2%
                                                            =====      =====      =====      =====

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues. Revenues for the three months ended September 30, 1996 were $37.9 million compared to $25.1 million for the three months ended September 30, 1995, an increase of $12.8 million or 50.6%. Service revenues were $24.8 million compared to $16.7 million the prior year, an increase of $8.1 million or 48.6%. The increase was due to new demand for engineering design services from the PCS market and revenues generated by the program management division, which commenced operations in 1995. Product revenues were $13.0 million compared to $8.4 million the prior year, an increase of $4.6 million or 54.7%. The increase was due primarily to growth in software revenues, which increased $3.0 million or 72.4%.

     Cost of Revenues and Gross Profit. Cost of revenues was $26.5 million compared to $17.9 million for the prior year, an increase of $8.6 million or 48.4%. As a percentage of total revenues, cost of revenues was 70.1% and 71.1% for 1996 and 1995, respectively. Gross profit was $11.3 million compared to $7.3 million for the prior year, an increase of $4.0 million or 56.0%. As a percentage of total revenues, gross profit was 29.9% and 28.9% for 1996 and 1995, respectively. The $4.0 million increase in gross profit largely resulted from corresponding revenue growth.

     Sales and Marketing. Sales and marketing expenses were $1.6 million for 1996 compared to $1.4 million for 1995, an increase of $0.2 million or 8.8%. As a percentage of total revenues, sales and marketing expenses decreased to 4.1% for 1996 compared to 5.7% for 1995, as a result of allowing sales and marketing expenses to grow, but at a rate of growth lower than revenue growth. The increase of $0.2 million was primarily due to an increase in commissions paid to agents.

     General and Administrative. General and administrative expenses were $3.1 million for 1996 compared to $2.3 million for 1995, an increase of $0.8 million or 34.0%. The increase was primarily the result of an increase in the allowance for doubtful accounts due to increasing revenues. As a percentage of total revenues, general and administrative expenses were 8.3% and 9.3% for 1996 and 1995, respectively, as a result of allowing general and administrative expenses to grow, but at a rate of growth lower than revenue growth.

     Non-Cash Compensation. Non-cash compensation increased to $2.7 million for 1996 from $1.1 million for 1995, an increase of $1.6 million or 139.2%. The increase is the result of the vesting of certain portions of the award of non-cash compensation under the Limited Liability Corporation Membership Plan and an increase in the deemed fair market value of the Company.

     Net Income. Net income was $10.9 million for 1996 compared to $0.4 million for 1995, an increase of $10.5 million. The increase was primarily the result of an increase in gross profit from corresponding revenue growth, an increase in other income due to the realization of deferred income related to the sale of the distribution rights to Telemate, S.A., the recognition of a deferred tax benefit of $8.7 million related to the conversion of the Company to a Subchapter C Corporation, and a decrease in interest expense of $0.4 million due to a decline in the interest rate charged on the Company's outstanding debt and loan fees incurred in 1995, offset by an increase in general and administrative expenses, non-cash compensation, and depreciation and amortization expenses. Depreciation and amortization expenses increased $0.2 million during 1996 to $1.3 million as a result of an increase in the amount of amortization of capitalized software development costs.

     Non-cash and non-recurring items recognized in association with the Company's initial public offering (non-cash compensation of $2.7 million and deferred tax benefit of $8.7 million) increased net income for the quarter. Normalizing for these items, and assuming a 40% effective income tax rate, net income would have been $3.2 million (pro forma $.21 per share) for the quarter ended September 30, 1996, as compared to $1.2 million (pro forma $.09 per share) for the same quarter of the prior year. Accordingly, on a normalized basis, net income increased 159.8% and pro forma earnings per share increased 133.3% compared to the same quarter of the prior year.

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues. Revenues for the nine months ended September 30, 1996 were $98.2 million compared to $71.7 million for the nine months ended September 30, 1995, an increase of $26.5 million or 37.0%. Service revenues were $64.1 million compared to $46.0 million for the prior year, an increase of $18.1 million or 39.5%. The increase was due to new demand for engineering design services from the PCS market and an increase in revenues generated by the program management division, which commenced operations in 1995. Product revenues were $34.1 million compared to $25.7 million for the prior year, an increase of $8.4 million or 32.5%. The increase was due to growth in software sales, which increased $4.5 million or 35.6%, and hardware sales, which increased $3.9 million or 29.6%.

     Cost of Revenues and Gross Profit. Cost of revenues was $67.3 million for 1996 compared to $50.9 million for 1995, an increase of $16.4 million or 32.4%. As a percentage of total revenues, cost of revenues was 68.6% and 70.9% for 1996 and 1995, respectively. Gross profit was $30.9 million for 1996 compared to $20.8 million for the prior year, an increase of $10.1 million or 48.1%. As a percentage of total revenues, gross profit was 31.4% and 29.1% for 1996 and 1995, respectively. The $10.1 million increase in gross profit largely resulted from corresponding revenue growth.

     Sales and Marketing. Sales and marketing expenses were $4.6 million for 1996 compared to $4.4 million for 1995, an increase of $0.2 million or 5.3%. As a percentage of total revenues, sales and marketing expenses decreased to 4.7% for 1996 compared to 6.1% for 1995, as a result of allowing sales and marketing expenses to grow, but at a rate of growth lower than revenue growth. The increase of $0.2 million was primarily due to an increase in commissions paid to agents.

     General and Administrative. General and administrative expenses were $9.1 million for 1996 compared to $7.3 million for 1995, an increase of $1.8 million or 24.4%. The increase was primarily the result of an increase in the allowance for doubtful accounts due to increasing revenues. As a percentage of total revenues, general and administrative expenses were 9.2% and 10.2% for 1996 and 1995, respectively, as a result of allowing general and administrative expenses to grow, but at a rate of growth lower than revenue growth.

     Non-Cash Compensation. Non-cash compensation increased to $6.3 million for 1996 from $3.5 million for 1995, an increase of $2.8 million or 80.2%. The increase is the result of the vesting of certain portions of the award of non-cash compensation under the Limited Liability Corporation Membership Plan and an increase in the deemed fair market value of the Company.

     Net Income. Net income was $13.9 million for 1996 compared to $1.1 million for 1995, an increase of $12.8 million. The increase was primarily the result of an increase in gross profit from corresponding revenue growth, an increase in other income due to the gain on sale of the Company's 50% interest in Telemate, S.A. and realization of related distribution right deferred revenue, and the recognition of a deferred tax benefit of $8.7 million related to the conversion of the Company to a Subchapter C Corporation, offset by an increase in general and administrative expenses, non-cash compensation, and depreciation and amortization expenses. Depreciation and amortization expense increased $1.4 million during 1996 to $3.8 million as a result of an increase in the amount of amortization of capitalized software development costs.

     Non-cash and non-recurring items recognized in association with the Company's initial public offering (non-cash compensation of $6.3 million and deferred tax benefit of $8.7 million) increased net income for the nine month period ended September 30, 1996. Normalizing for these items, and assuming a 40% effective income tax rate, net income would have been $8.2 million (pro forma $.56 per share) for the nine month period ended September 30, 1996, as compared to $3.5 million (pro forma $.27 per share) for the same period of the prior year. On a normalized basis, net income increased 131.6% and pro forma earnings per share increased 107.4% compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generally maintained a positive cash flow and has generally funded its operating requirements with cash generated from operations. Cash and cash equivalents were $30.8 million at September 30, 1996, an increase of $24.2 million from December 31, 1995. The increase is due primarily to the completion of the Company's initial public offering, which involved the sale of 6,037,500 shares (3,162,500 by the Company and 2,875,000 by the selling stockholder) of Class A Common Stock at $16.00 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions) were $47.0 million. Of this amount, approximately $16.2 million was used to pay all remaining amounts outstanding under the Company's credit facility with Chase in September 1996 (see Note 8 to the accompanying condensed consolidated financial statements) and $3.5 million was advanced to Telcom Ventures, L.L.C. ("Telcom Ventures") to assist in paying certain taxes due in connection with the assumption by the Company of $30 million of convertible subordinated debt (see Note 3 to the accompanying condensed consolidated financial statements). The remainder of the proceeds will be used for strategic financing for customers as incentives for new business, acquisitions, working capital and general corporate purposes.

     Net cash used in operations was $2.0 million for the nine months ended September 30, 1995. Net cash used in investing activities was $6.4 million, consisting primarily of cash paid for additions to property and equipment ($3.5 million), increase in capitalized software ($2.0 million) and increase in investments in joint ventures and short term investments ($0.8 million). Net cash used in financing activities was $6.8 million, consisting primarily of payment of dividends ($9.5 million) and distributions and loans to Telcom Ventures ($7.3 million), partially offset by proceeds of note payable ($10.0 million).

     Net cash generated from operations was $3.2 million for the nine months ended September 30, 1996. Net cash used in investing activities was $6.6 million, consisting primarily of cash paid for additions to property and equipment ($2.1 million), increase in capitalized software ($2.7 million) and issuance of convertible notes receivable ($5.2 million), partially offset by the proceeds of the sale of the Company's interest in Telemate S.A. and certain distribution rights ($3.8 million -- see Note 7 to the accompanying condensed consolidated financial statements). Net cash provided by financing activities was $27.6 million, primarily representing net proceeds from the Company's initial public offering of $47.0 million, partially offset by a $20 million reduction in short-term debt under the Company's credit facility with Chase.

     Dividends paid were $16.9 million for the nine months ended September 30, 1996. In addition, in September 1996, LCC received $16.9 million as repayment of its loans to Telcom Ventures. Also in September 1996, the Company loaned $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30 million of convertible subordinated debt from Telcom Ventures (see Note 3 to the accompanying condensed consolidated financial statements).

     Working capital was $58.9 million at September 30, 1996 versus $17.6 million at December 31, 1995, an increase of $41.3 million or 233.5%. The increase was primarily due to the proceeds raised in connection with the Company's initial public offering.

     In September 1996, the Company amended and restated its credit facility with Chase to reflect the transactions contemplated by the merger of LCC with and into LCC International, Inc. (see Notes 3 and 8 to the accompanying condensed consolidated financial statements). The credit facility consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either (i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. All amounts outstanding under the credit facility were paid in September from the proceeds of the Company's initial public offering.

PART II -- OTHER INFORMATION

Item 1:    Legal Proceedings
           Not Applicable
Item 2:    Changes in Securities
           Not Applicable
Item 3:    Defaults Upon Senior Securities
           Not Applicable
Item 4:    Submission of Matters to a Vote of Security Holders
           Not Applicable
Item 5:    Other Information
           Not Applicable
Item 6:    Exhibits and Reports on Form 8-K
           (a) Exhibits
               There are no exhibits included with this filing.
           (b) Reports on Form 8-K
                Not applicable

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LCC International, Inc. and Subsidiaries

Date: November 13, 1996                           Signed: /s/ RICHARD HOZIK
      -----------------------------------                ---------------------------------
                                                         Richard Hozik
                                                         Senior Vice President, Treasurer
                                                         and Chief Financial Officer
