Form 10-K405
period 1996-12-31
LCC INTERNATIONAL INC
filed 1997-04-15
CIK 1016229

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    ----------

                         Commission file number 0-21213
                                               ----------

                             LCC INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                 54-1807038
------------------------------------------          ----------------------------
      (State or Other Jurisdiction                  (I.R.S. Employer
      of Incorporation or Organization)             Identification No.)

7925 Jones Branch Drive
McLean, VA                                             22102
------------------------------------------          ----------------------------
         (Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code  (703) 873-2000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share
----------------------------------------------
         (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 No                              Yes          X
                      ----------------                 ---------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the registrant's common stock as of April 11, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant is $55,046,261.-

As of April 11, 1997, the registrant had outstanding 6,082,405 shares of Class A Common Stock, par value $.01 per share, (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $.01 per share, (the "Class B Common Stock").

                       DOCUMENTS INCORPORATED BY REFERENCE

                 List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 20, 1997 (the "Proxy Statement") to be filed within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

------------------------

- Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                 This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" are to (1) the combined operations of the Company's predecessor, LCC, L.L.C., a Delaware limited liability company, and its subsidiaries (the "Limited Liability Company") prior to the date of the merger of the Limited Liability Company into LCC International, Inc., a Delaware corporation formed in June 1996 ("LCC International"), as described below (the "Merger") and (2) LCC International and its subsidiaries, after the Merger. Definitions of technical and other terms are set forth in the Glossary appearing elsewhere herein. References herein to wireless telecommunications or similar terms are not intended to include satellite transmission, which some consider to be a "wireless" technology.



                                     PART I

ITEM 1.          BUSINESS

GENERAL

         The Company is one of the world's largest independent providers of RF engineering and network design services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries. The Company intends to leverage its leadership position and its relationships with major wireless customers to benefit from the expected significant growth in wireless networks worldwide.

         The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international cellular operators, including British Telecom, France Telecom and Mannesmann; companies building or proposing to build PCS systems, including AT&T Wireless Services and Pacific Bell Mobile Services; operators of ESMR systems, including Nextel Communications; and operators of two-way messaging systems. The customers listed above each contributed 5% or more of the Company's consolidated revenues (10% or more in the case of Nextel) during one or more of fiscal years 1991 through 1996. Many of the Company's major customers have entered into partnerships with international wireless operators, which has enabled the Company to obtain significant new business from such operators. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis.

         The Company believes that its 27% compound annual growth in revenues over the past five-years has been fueled primarily by the growth of the wireless telecommunications industry. The Company derives a significant portion of its revenues from its international customers (approximately 30.0% in 1996). A substantial number of new wireless network licenses have been awarded worldwide over the last five-years, and the Company expects a significant number of additional wireless licenses to be awarded in the next few years. Construction of new networks, and optimization of existing networks, require substantial amounts of RF engineering services and products. In addition, many existing systems are continuing to grow; the Company estimates that operators of wireless networks operating at capacity add a new cell site, requiring additional RF engineering services, for every approximately 1,500 new subscribers added.

         The Company's approximately 446 RF engineers provide engineering solutions to operators of a wide range of wireless networks, incorporating all major wireless technologies available today, including TDMA (which includes GSM, DCS and IS-136), CDMA, iDEN, AMPS and ETACS. The Company believes that it is the largest employer of RF engineers in the world and believes that this is a substantial competitive advantage, especially with respect to large customers. The Company provides services and/or products for operators involved in all four phases of wireless system development: (i) Phase 1 -- bidding for the licenses necessary to build and operate the system; (ii) Phase 2 --build-out of the system; (iii) Phase 3 -- optimization and enhancement of the system to meet the requirements of an increasing subscriber base and to provide increased quality and coverage; and (iii) Phase 4 -- achievement of greater efficiencies in providing service in order to compete in areas where there are multiple system operators.

BACKGROUND

         The Company's business commenced in 1983 in a corporation named LCC, Incorporated (presently named Cherrywood Holdings, Inc. ("Cherrywood")), a Kansas corporation organized in 1983 and wholly owned by Dr. Rajendra and Neera Singh and certain Singh family trusts. In 1994 Cherrywood transferred the business to Telcom Ventures, L.L.C. ("Telcom Ventures"), a Delaware limited liability company, for a 75% interest in Telcom Ventures. At the same time, certain entities formed by The Carlyle Group, a Washington, D.C.-based investment group (the "Carlyle Investors"), acquired a 25% interest in Telcom Ventures in consideration of a cash contribution. Telcom Ventures then formed the Limited Liability Company and transferred the business to the Limited Liability Company in exchange for a 99% interest in the Limited Liability Company. Cherrywood and TC Group, L.L.C. ("TC Group"), an affiliate of the Carlyle Investors, received direct interests of 0.75% and 0.25%, respectively, in the Limited Liability Company. LCC International was formed in June 1996 for the purpose of effecting an initial public offering of equity interests in the Limited Liability Company, which was accomplished in September 1996 by the Merger in connection with completion at that time of the initial public offering of the Class A Common Stock (the "Offering"). Prior to the Merger, Telcom Ventures transferred its interest in the Limited Liability Company to RF Investors, L.L.C. ("RF Investors"), a Delaware limited liability company of which Telcom Ventures owns 99% and Cherrywood and TC Group own .75% and .25%, respectively. Since the Offering, Cherrywood and TC Group have transferred to RF Investors the shares of the Company which they received as a result of the Merger.

         In June 1994 the Limited Liability Company and Telcom Ventures entered into a Note Purchase Agreement with a then unrelated third party, MCI Telecommunications Corporation ("MCI"), which provided for the issuance of a $20 million subordinated note by the Limited Liability Company and of a $30 million subordinated note by Telcom Ventures (the "Telcom Ventures Note") to MCI in return for cash in such amounts. These notes are convertible, under certain circumstances, into 2,841,099 shares of Class A Common Stock (see note 13 to the Consolidated Financial Statements). Immediately prior to the Merger in September 1996, the Telcom Ventures Note was assumed by the Limited Liability Company (the "MCI Note Assumption") and the $30 million principal repayment obligation and interest thereon became the sole obligation of the Limited Liability Company and, following the Merger, the sole obligation of the Company. Immediately following the Offering, the Company made a loan of $3.5 million to Telcom Ventures to assist Telcom Ventures in paying certain taxes due in connection with the MCI Note Assumption. The loan is repayable over five-years, with equal annual principal payments over the term of the loan. Interest accrues at the rate of LIBOR plus 1.75% and is payable annually.

         The Company issued 3,162,500 shares of Class A Common Stock in the Offering at an initial public offering price of $16.00 per share. The total proceeds of the Offering, net of underwriting discounts and offering expenses, were approximately $44.8 million. The Company used approximately $16.2 million of the proceeds for repayment of outstanding amounts under the Credit Facility (defined below), $3.5 million to fund the loan to Telcom Ventures, approximately $6.85 million for vendor financing and approximately $11.85 million to fund the portion of the ETP Acquisition (defined below) purchase price due at closing. The balance of such proceeds, approximately $6.4 million, has been invested in various short term investments pending use for other acquisitions, strategic financing or investments in customers and equipment vendors, working capital and general corporate purposes.

         In December 1996, the Company, through its newly formed wholly-owned subsidiary LCC International AS ("LCCI AS"), a Norwegian limited liability company, acquired the business of European Technology Partner AS ("ETP"), a Norwegian limited liability company (the "ETP Acquisition"). ETP designs, develops, manufactures and sells and licenses hardware and software products for the testing, monitoring and management of the operations of wireless telecommunications networks. As consideration for the ETP Acquisition, LCCI AS paid $13.075 million (including acquisition costs) and assumed substantially all of the liabilities of the ETP business.

INDUSTRY BACKGROUND

OVERVIEW

         Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data. Wireless telecommunications networks include two-way radio applications, such as cellular, wide band and narrow band PCS and ESMR networks, and one-way radio applications, such as paging services. Each application operates within a distinct radio frequency block. Although cellular represents the largest segment of the wireless communications industry, other wireless technologies are expected to grow significantly.

TYPES OF WIRELESS COMMUNICATIONS

         Cellular. A cellular network is a telephone system based on a grid of "cells" deployed primarily at 800 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment. The cellular industry is well established in the developed world. Cellular is growing rapidly in developing countries because of the generally poor quality of the existing phone service, the unsatisfied demand for basic telephone service and the increasing demand from mobile users who want the convenience of cellular. In some countries, the cellular network provides significantly improved access to the local and international wireline telephone network compared to existing wireline telephone service.

         PCS. In 1993, the FCC allocated a portion of the radio spectrum for the provision of a new wireless communications service, commonly known as PCS. In the U.S., PCS differs from traditional cellular service principally in that PCS systems will operate at a higher frequency range and employ different digital technologies. PCS is expected to offer greater feature functionality resulting in lower cost service options, lighter handsets with longer battery lives and new and enhanced service offerings such as the provision of all services to one mobile number, medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services. Licenses to operate PCS networks were awarded in the United States through auctions conducted during 1995 (the A- and B-blocks, which involved licenses for large areas known as MTAs) and 1996 (the C-block, which involved licenses for smaller metropolitan and rural areas known as BTAs); additional licenses shall be awarded through auctions concluded in early 1997 (the D-block, E-block and F-block, which also involved licenses for BTAs).

         ESMR. Enhanced Specialized Mobile Radio is a mobile communication service that relies on specialized mobile radio frequencies that have been historically limited to two-way voice communications in small local networks (such as for taxi or messenger dispatch). As a result of advances in digital technology, ESMR operators have begun to design and deploy digital mobile networks that increase the frequency capacity of ESMR systems to a level that may be competitive with that of cellular systems. A limited number of ESMR operators have recently begun offering short messaging, data services and interconnected voice telephony services on a limited basis. Companies such as Nextel Communications (in the U.S.), Clearnet Communications (in Canada) and Tricom (in Mexico) have acquired licenses for ESMR two-way radio channels in their respective operating areas and are beginning to offer wireless voice services over their networks.

         Paging. Paging is a method of wireless telecommunications that uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate a subscriber's pager (a pocket-size radio carried by the subscriber). The radio signal causes the pager to emit a beep or vibrate and to provide the subscriber with information from the caller in the form of a voice, time, numeric or alphanumeric message.

         Other. Wireless cable (LMDS, MMDS), wireless local loop (a system that eliminates the need for a wire loop connecting users to the public switched telephone network) and wireless high speed data services represent other areas of the wireless communications industry being developed by operators in the U.S. and abroad.

WIRELESS TECHNOLOGIES

         Most cellular and other services currently transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with enhancements in digital protocols (discussed below), allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more data transmission features, such as "mobile office" applications (including facsimile, electronic mail and connecting notebook computers with computer/data networks).

         Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." Two common protocols used in cellular and other networks "manage" the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or "CDMA"). In the U.S., the FCC has intentionally avoided mandating a universal digital signaling protocol, and three principal digital signal protocols (which are incompatible with each other) are currently being used in the U.S. for PCS networks: GSM, CDMA and IS-136. European Union countries generally have agreed to adopt GSM as a common standard protocol for cellular and PCS transmission and approximately 60 countries, including virtually all countries in Western Europe, have issued or propose to issue GSM 900 MHz licenses. The universal GSM standard is designed to allow subscribers to roam throughout Europe and wherever else GSM technology has been adopted. Other wireless technologies are also presently in use for a variety of different types of transmission. The Company has expertise in all these technologies.

         Existing analog cellular networks are gradually converting to digital technology. This conversion has occurred in many of the largest cellular service areas, such as Los Angeles, New York and Chicago, due in part to capacity constraints. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. The conversion from analog to digital technology is expected to be an industry-wide process in the U.S. that will take several years. PCS providers, which do not have the existing analog-based plant and equipment, are expected to move directly to digital technology.

OPERATION OF TWO-WAY WIRELESS SYSTEMS

         Two-way wireless service areas are divided into multiple regions called "cells," each of which contains a base station consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. Cellular system cells generally have a radius ranging from two miles to 25 miles. PCS system cells are expected to have a radius ranging from one-quarter mile to 12 miles, depending on the PCS technology being used and the terrain. Since each cell site requires engineering services, growth in the number of cell sites is one of the key drivers of demand for the Company's products and services. The base station in each cell is connected by microwave, fiber optic cable or telephone wires to a switch, which uses computers and specially developed software to control the operation of the wireless telephone system for its entire service area. The switch controls the transfer of calls from cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier.

         Wireless transmission requires a certain signal strength for the parties to hear each other or for data to be received. The signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, so the switch and the base stations monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switch may "hand off" the call to another base station that can establish a stronger signal with the handset. Hand-off to an adjacent system must be effected through an appropriate technical interface when a handset leaves the service area of the wireless service provider. The quality of wireless transmission depends in part on signal strength, limitations imposed by the terrain and interference from other uses of radio signals. Transmission quality is measured in the field at various locations so that adjustments can be made to enhance quality.

         Each wireless network is planned and laid out to meet a certain level of subscriber density and traffic demand and to provide a certain geographic coverage. Each transmission over the wireless network requires a certain amount of radio frequency, so a system's capacity is limited by the amount of frequency that is available. The same frequency can be reused by each separate transmitter, subject to certain interference limitations. The design of each wireless system involves placement of transmission equipment in locations that will make optimal use of available frequency based upon projected subscriber usage patterns, subject to availability of such locations and ability to use them for wireless transmissions under applicable zoning requirements.

         After a wireless system has been installed, the system's capacity can be increased in various ways, by (i) adding available frequency capacity to cells as required, if such capacity is available, (ii) using directional antennae to divide a cell into discrete multiple sectors or coverage areas, thereby reducing the required distance between cells using the same frequency, or (iii) "cell splitting" (i.e., dividing a single cell into a number of smaller cells served by lower-power transmitters, thereby increasing the ability to reuse radio frequencies and increasing the number of calls that can be handled in a given area). Additional solutions are being designed to increase network capacity and coverage, including (i) the introduction of microcells, which can be placed very close together to increase frequency reuse and the total capacity of the cellular network and which can be placed within buildings, train stations and other structures to provide coverage where none was available before and
(ii) the introduction of digital technologies, which increase the number of conversations which can be transported on a single radio carrier from two to potentially more than ten times, depending on the type of digital technology deployed.

ENGINEERING SERVICES AND PRODUCTS FOR THE WIRELESS INDUSTRY

         The planning, geographic layout, build out and operation of a wireless network requires significant RF engineering work. The RF engineer must design the wireless network to meet the operator's requirements for transmission over the wireless network, which requirements are based upon a projected level of subscriber density and traffic demand and the coverage area specified by the operator's license or cost-benefit decisions. In addition to meeting basic transmission requirements, the RF network design must make optimal use of available radio frequency and result in the highest possible signal quality for the greatest portion of projected subscriber usage within existing constraints. These constraints may be imposed by cost parameters, terrain, limitations in the license, interference with other operators, availability of cells, applicable zoning requirements and other factors. The complexity of network design and large number of variables requires the RF engineer to rely on advanced technology including specially-developed software design tools. As the design is implemented and the network is built out, the system's performance must be tested in the field with field measurement and analysis equipment so that optimization adjustments can be made.

         Set forth below is a description of the life cycle of a typical wireless system:



      Phase 1..................    pursuit of the licenses necessary to build
                                   and operate the system

      Phase 2..................    design and build-out of the system

      Phase 3..................    optimization and enhancement of the system to
                                   meet the requirements of an increasing
                                   subscriber base and to provide increased quality and coverage

      Phase 4..................    achievement of greater efficiencies in
                                   providing service in order to compete in areas where there are multiple system operators

         Phase 1. In Phase 1, the pursuit of the licenses necessary to build and operate the system, a rough engineering design is often required to determine construction costs and revenue generating ability of the system.

         Phase 2. A substantial amount of engineering services are required for Phase 2, the actual design and build-out of the wireless system. Detailed site location designs are prepared, interference to or from co-located antennae is checked, site performance is measured after completing construction and, finally, the site is optimized to work with neighboring sites. Wireless network operators (even the few which have sizable internal engineering staffs) typically rely on outside RF engineering companies, such as the Company, for Phase 2. Depending on the size of the system, this phase can involve from four RF engineers for a typical small system, to 15 RF engineers for a typical medium-sized system to up to 100 RF engineers for a nationwide deployment (all of whom require software design tools) over a period of 12 to 24 months. The Company believes that the number of RF engineers is limited.

         Phase 3. As the number of subscribers handled by the wireless system increases, the system enters Phase 3, in which RF engineering services are necessary to expand the system by adding cell sites or using other techniques to increase system coverage and capacity. The system must also be optimized to meet the increased subscriber usage from the new cell cites and to provide increased quality and coverage. In network expansions, the operator typically continues to rely on the RF engineering company, such as the Company, to design the expansion and make optimization adjustments to the existing system. Although the network software and system databases included therein are already in place from the design phase, the software license obtained from the RF engineering company generally only allows the operator to use the software. Since the cost of obtaining replacement software and generating a separate database through a new provider of RF engineering services is substantial, the original RF engineering firm has a significant competitive advantage in follow-on work with existing customers. Since each new cell site requires additional RF engineering, the increase in cell sites is a key driver of the demand for RF engineering services and products.

         Phase 4. Eventually the system will enter Phase 4, in which the operator must achieve greater efficiencies in service provision in order to compete in areas where there are multiple system operators. In various European countries and Australia, certain systems have recently entered Phase 4. In the U.S., since cellular service arose in a duopoly environment, it is only with the construction of new PCS systems that wireless networks will reach Phase 4.

SERVICES AND PRODUCTS

BACKGROUND

         In the early 1980's, when the FCC began to issue licenses for cellular systems, wireless system design was an unsophisticated process. Since minimal data had been collected on system performance and limited engineering had been done, the Company (following its formation in 1983) worked to develop a standard method of applying design engineering principles to wireless system design. The method included the development of software to accelerate and automate the design process, and use of such software with digitized system coverage maps, enabling the engineer to measure the effect of changes to various system parameters or use of different locations for cell sites. Over time, the Company gathered significant amounts of data on various system configurations, improving the ability of its engineering models to predict system coverage. The Company also developed a large staff of RF engineers experienced in conducting the design analysis. Moreover, because the field measurement and analysis equipment required for verification and measurement of wireless system performance in the field was generally unsophisticated, the Company created its own field measurement and analysis equipment. Originally, RF engineering focused principally on the cellular industry. Although the services provided by various wireless technologies may be similar, the engineering requirements of each system are different. As new wireless technologies were introduced, the Company developed engineering solutions for the different forms of wireless transmissions, and modified its field measurement and analysis equipment and software products to function with differing wireless technologies.

ENGINEERING SERVICES

         The Company provides a variety of RF engineering services over three phases of the life cycle of a wireless telecommunications system, and intends to provide such services over the fourth phase as follows:

         Phase 1 Services. The Company's engineers help prepare applications for network system operators seeking licenses in formal government license grant processes. The Company also has assisted foreign governments in preparing Requests for Proposals ("RFPs") and analyzing responses thereto. Phase 1 services include the following:

    - preparation of the technical response to a government tender

    - preliminary design

    - coverage parameters

    - propagation maps

    - technical requirements

    - advice on strategic issues relating to license tender responses

    - preparation of RFPs and analysis of responses

    - refinement of system objectives and translation into technical requirements

    - evaluation of responses on technical, cost and regulatory compliance grounds

The Company has assisted in preparing winning applications in several (approximately eight) license tender processes worldwide, including the second nationwide cellular license in Germany and the first cellular license in Bombay, India. The Company's involvement in successful tenders has generally led to follow-on contracts with winning applicants as they implement new systems.

         Phase 2 Services. Services in Phase 2, which constitute the largest number of billed engineering hours for the Company, include some or all of the following:

    - analysis of customer expectations for network coverage, capacity and other requirements

    - development of necessary databases for network design, including digitized maps of terrain and buildings

    - use of software tools to prepare network design, including analysis of interference and other technical factors affecting coverage, capacity and performance

    - identification and rank of desirable cell sites

    - preparation of regulatory filings (FCC, Federal Aviation Administration and others) required for system deployment

    - assistance with systems deployment

    - measurement of network performance

    - optimization of system

         Phase 3 Services. The Company's services are used by existing system operators to plan system expansions to accommodate subscriber growth (the Company estimates that operators of wireless networks operating at capacity require a new cell site for approximately each additional 1,500 subscribers), incorporate improvements in technology, improve system performance and achieve efficient use of available radio spectrum. The Company also assists in capacity expansion planning and technology changeovers, such as conversion from analog to digital technology. In Phase 3 the Company provides some or all of the following:

    - identification of additional cell sites

    - integration of new cell sites with existing cell sites

    - measurement of network performance

    - optimization of system

    - technology migration analysis and implementation

         Phase 4 Services. Although to date the Company has not offered any significant quantity of services for Phase 4, the Company anticipates that, as wireless systems mature and as multiple service providers offer competing services in the same service area, network operators will require additional engineering services focusing on the achievement of cost savings and quality enhancements within the existing coverage area. These services may include the following:

    - system analysis and network management, including redistribution or elimination of cell sites

    - cost management

    - measurement of network performance

    - technology and network upgrades

The Company is currently working with several existing customers to further define the types of services that such customers will require during Phase 4, although there can be no assurance that the Company will provide any such services.

         The Company performs engineering services using approximately 446 RF engineers (as of December 31, 1996). Most of such engineers are based in Arlington, Virginia, but spend significant periods (approximately one to nine months per year) at customer sites. The Company is one of the world's largest independent providers of RF engineering and wireless network design services. The Company believes that its large number of RF engineers enables it to respond quickly to customers who may require the Company to staff a major project on a timely basis. In addition, the Company believes that the wide-ranging experience of its RF engineers, including exposure to and participation in the standards-setting process for new digital technologies, helps the Company understand the changing marketplace for wireless communications and for engineering services and products to support the wireless industry. Since a large number of its RF engineers work on customer sites, the Company is able to develop an understanding of many of the issues of importance to its customers and uses this information in planning. The Company also believes that the various nationalities of its RF engineers provides the Company with an understanding of different practices in business and wireless telephony in many countries around the world that will assist the Company in continuing to pursue international opportunities.

         The Company provides engineering services on a contract basis, usually in a customized plan for each client. The Company generally charges for engineering services on a time and materials basis, although Phase 1 services or other projects of short duration may involve a fixed price or success fee. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites (approximately 18% of revenues from engineering services for 1996). Revenues from engineering services represents the largest portion of the Company's revenues, representing approximately 54.2% of revenues for 1996.

SOFTWARE TOOLS

         The Company's software tools are used by the Company's engineers and by customers to design wireless networks, optimize the performance of an existing network, adapt networks to demand growth and environmental changes and migrate networks to new technologies. Software revenue represented approximately 15.8% of revenues for 1996. Approximately one-third of the Company's revenues from software tools is generated by the Company's use of the tools (which are typically charged to customers separately from engineering services) in conjunction with engineering service projects, particularly large build-outs or enhancements during Phase 2 or Phase 3. As these software tools are used by the Company's engineers, a database for the customer network is generated based upon the actual design. The software and database are used by the customer pursuant to a license following implementation of the network, become the foundation of the customer's design environment and record of network design, and are critical to subsequent expansion or enhancement of the system. The other approximately two-thirds of the Company's software revenues is generated by licensing of the software to customers, which use the tools in network design and generate their own design specific databases.

    The Company's software offerings include:

       ANET(TM).................    DOS-based software for network design.
                                    Allows users to locate, move and configure
                                    cell sites on computer screens, run
                                    propagation analyses, change frequency or
                                    power settings, analyze cell hand-offs,
                                    conduct interference analysis, manipulate
                                    other variables and run analysis of system
                                    parameters under varying conditions. Accepts
                                    input from the Company's field measurement
                                    products.

       CellCAD(R)...............    UNIX-based software for network design with
                                    same functionality as ANET(TM) plus
                                    microcell and CDMA design capability.

       CellSIGHT(R).............    Allows user to generate a series of
                                    customized spreadsheet programs to organize
                                    and display statistics and other data, to
                                    generate and store reports, and to filter
                                    data and information into a database.
                                    Interfaces with ANET(TM) and CellCAD(R)
                                    products.

       Design Check(TM).........    Combines features of CellCAD(R) and
                                    CellSIGHT(R).

       CellManager(TM)..........    An information management and automated
                                    work-flow processing tool designed for
                                    wireless system deployment, including
                                    separate modules for (i) RF planning, site
                                    positioning and site acquisition, (ii)
                                    construction preparation, (iii) management
                                    of construction and equipment delivery
                                    timetables, (iv) management of network
                                    integration

                                    and acceptance testing, and (v) management of purchasing and human resources. (The
                                    Company did not develop CellManager(TM), but has obtained exclusive perpetual distribution rights and software development and enhancement rights for CellManager in North, Central and South America, and non-exclusive distribution rights in the remainder of the world.)


         Revenues from ANET(TM) and CellCAD(R) represented approximately 70.5% of software revenues for 1996.

         Another component of the Company's software offerings is its database services. Databases are maintained for virtually all of the U.S. and many other parts of the world and include data useful in designing and implementing wireless networks, including data regarding terrain, building heights, land-use, highways and secondary roads, traffic volume, political boundaries, demographics and other parameters. Customers use a combination of these data sources in designing their wireless networks. The Company believes that as the need for more efficient system design becomes more important in the wireless industry, databases with precise information will become more important.

         The Company provides its software tools to customers under license agreements that call for license fees on a per user basis or, under certain limited circumstances, on a per cell site basis. As of December 31, 1996, the Company had software license agreements in effect with over 80 customers. Typically, customers license the software for between one to five-years, with the right to annual renewals thereafter. In some cases, the Company will grant a perpetual license to software for a fixed fee payable at the commencement of the licenses. The number of work stations licensed by LCC's current customers range up to approximately 200, with an average of 14. The Company generally warrants that the software will perform substantially in the manner specified in its documentation. Many customers purchase maintenance support following expiration of the warranty period as well as contract for installation and training services.

FIELD MEASUREMENT AND ANALYSIS PRODUCTS

         The Company's field measurement and analysis products are used by both by the Company's engineers and by customers in connection with system design and build out and the maintenance and improvement of operational systems. Revenues from sales and rentals of field measurement and analysis products (which does not include any ETP revenue) represented approximately 18.4% of revenues for 1996. The Company's revenues from field measurement and analysis products are generated from sales or monthly rentals to customers and associated maintenance and upgrade fees.

         The Company's field measurement and analysis products lines are as follows:

      EXP-2001(R)..............     Modular vehicle mounted measurement system
                                    used to measure RF system parameters for
                                    field diagnostics, troubleshooting and RF
                                    analysis. Linked to Global Positioning
                                    System receivers, permitting identification
                                    of changes in system performance based on
                                    time and location. Information captured into
                                    laptop computer for subsequent analysis.

      RSAT-2000(R).............     Performs the same functions as EXP-2001(R),
                                    but also provides real-time data for on-site
                                    troubleshooting.

      MSAT-2000(TM)............     Performs similar functions as the
                                    EXP-2001(R) and RSAT-2000(R) but is
                                    lightweight and portable for use inside
                                    buildings.

      PENCAT(TM)...............     Five pound pen-based collection and analysis
                                    tool used with the MSAT-2000(TM) for
                                    real-time display and post-processing
                                    analysis.

      TX-1500(TM)..............     Continuous wave test transmitter used to
                                    simulate cell sites from which test
                                    transmissions are emitted, allowing
                                    validation of predicted coverage.

      LL-2000(R)...............     Analysis tool used to measure the quality of
                                    the uplink" from the wireless network to the
                                    Public Switched Telephone Network.

      Cell AD..................     Autonomous collection and analysis tool that
                                    is installed in taxis, delivery and other
                                    fleet vehicles and roams a wireless network
                                    collecting statistics regarding system
                                    quality, including call success rate, call
                                    completion rate, call set up time and
                                    billing accuracy.

      Champ....................     Collection and analysis tool installed at a
                                    mobile switching center to continuously
                                    monitor and report on the quality and
                                    performance of a wireless network.

         Each of the EXP-2001(R), RSAT-2000(R) and MSAT-2000(TM) are designed for use in wireless systems employing any of the major access technologies (cellular, PCS, ESMR, etc.) and may be utilized by network operators to measure the performance of other wireless systems. These three products represented approximately 69.0% of field measurement and analysis products revenues for 1996 (excluding ETP revenues). To support the RSAT-2000(R), EXP-2001(R) and LL-2000(R) products, the Company offers a DOS-based software package called Cellular Measurement Analyst and a corresponding UNIX-based product called CellQUEST, which provide comprehensive data analysis functions for coverage, interference, calls-in-progress and call quality. These programs organize, edit and analyze RF and navigation data for both digital and analog measurements. They provide detailed reports, multi-colored graphs and high resolution on-screen graphic displays which can be generated on a laptop computer for immediate field analysis.

         The Company believes that in the future, customers will expect field measurement and analysis products from one company to be compatible with software design products from other companies, so that measurements taken from field measurement and analysis products can be analyzed using the software. The Company is designing a series of products consistent with this objective. The Company also offers Phase 4 products that can simultaneously analyze system quality of several different competing technologies and intends to offer new products that will allow data from several different systems in one geographic area to be collected and analyzed simultaneously.

         The Company provides its field measurement and analysis products to customers primarily through sales and to a lesser extent through monthly rentals. The Company generally warrants that the field measurement and analysis products will perform substantially in the manner specified in their documentation for a period of 12 months following delivery thereof. The Company offers various extended maintenance and support programs to customers.

PROGRAM MANAGEMENT SERVICES

         Program management involves the procurement and management, on a turnkey basis, of a range of services and products relating to deployment or expansion of wireless networks, including systems integration, site acquisition, site engineering, procurement management, construction management, installation and commissioning, and customer training services. These management services are often packaged with the Company's traditional RF and network engineering services, software tools and field measurement and analysis equipment. To provide program management, the Company has affiliated with commercial real estate firms (for site acquisition), architectural engineering firms and contracting and construction firms. The Company believes that an increasing number of wireless system operators are attracted to this approach, and that program management may increase revenues from RF engineering services in addition to providing revenues from new services. Revenues from program management services, which were commenced in 1995, represented approximately 11.6% of revenues for 1996.

         The Company offers its customers a "one stop shopping" approach to Phase 1 system build-out and Phase 2 network expansions by packaging services together in a customized plan for each client. The Company provides these services on a contract basis, in most cases on a time and materials basis but occasionally on an overall cost per cell site.

         In connection with its program management services, the Company uses and licenses a software tool called CellManager(TM), which can help network system operators manage their deployment and construction activities cost effectively, as discussed in more detail in "Software Tools" above.

CUSTOMERS AND BACKLOG

CUSTOMERS

         The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international cellular operators, including British Telecom, France Telecom, Mannesmann and Korea Mobile Telecom; companies building or proposing to build PCS systems, including AT&T Wireless Services and Pacific Bell Mobile Services; operators of ESMR systems, including Nextel Communications; and operators of two-way messaging systems. Many of the Company's major customers have entered into partnerships with international wireless operators, which has enabled the Company to receive significant new business from such international wireless operators. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis.

         In 1996, Nextel Communications and Lucent Technologies accounted for approximately 10.8% and 10.0%, respectively, of the Company's revenues and were the only customers accounting for 10% or more of the Company's revenues. The Company has an agreement with Nextel Communications pursuant to which Nextel Communications is committed to pay a minimum amount until October 1999 for the purchase of RF engineering services in connection with the design and operation of its digital mobile telephone systems in the United States (including Alaska and Hawaii), Puerto Rico and/or the U.S. Virgin Islands. The Company has an agreement with Lucent Technologies pursuant to which Lucent Technologies is committed to engage not fewer than 87 of the Company's RF engineers over a period of 18 months commencing in February 1997.

         The Company's existing and targeted customer base includes operators of all forms of wireless communications services, operating a variety of different network platforms and access technologies in diverse geographic markets. The Company's experience includes the following projects:

       - The Company has designed analog cellular systems throughout the U.S., including substantially all of the largest MSAs, as well as in several other countries.

       - The Company has designed TACS/ETACS analog cellular systems in the United Kingdom and Spain.

       - In the U.S., the Company is assisting its cellular customers in implementing the emerging North American digital cellular standards (i.e., TDMA, CDMA and others).

       - The Company has designed, or is currently designing, GSM digital cellular networks in the U.S., Germany, France, Italy, Spain, Portugal, Malaysia and other nations.

       - The Company has designed, or is currently designing, ESMR systems throughout the U.S. and in Brazil, Canada, Mexico and China.

       - In the U.S., the Company is supporting narrowband PCS clients with INFLEXION(TM) and REFLEX(TM) standards.

BACKLOG

         The Company has entered into long-term contracts with customers for the provision of the Company's services and products. As of December 31, 1996, the Company had a total backlog of $64.5 million, consisting of $30.0 million relating to engineering services, $17.1 million relating to software licenses, $16.2 million for field measurement and analysis products and $1.2 million relating to program management services. The foregoing amounts do not include any remaining commitments from Pocket Communications, Inc. ("Pocket," formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. ("NextWave"), which were $62.8 million and $40.2 million, respectively, at December 31, 1996. The Company has recorded a special charge of $30.1 million at December 31, 1996 with respect to these customers (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows"). The Company includes in its backlog only committed fees or purchase prices specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue.

         The principal portion of the Company's present backlog arises from a contract with Nextel Communications. This contract represents approximately $21.5 million (or 33.3%) of the overall backlog. In addition, it represents approximately $16.1 million (or 53.6%), $5.2 million (or 30.1%), and $0.2 million (or 1.2%), respectively, of the portions of the total backlog relating to engineering services, software licenses and field measurement and analysis products. Since the Company's backlog is subject to significant timing uncertainties, the Company cannot accurately predict the portion of the backlog that will be filled within the current year, but expects that it will not fill at least $23.7 million of its overall backlog in 1997. There can be no assurance that the contracts included in the backlog will actually generate the specified revenues or that the actual revenues will be generated within any particular period.

SALES AND MARKETING

         The Company markets its services and products to operators of wireless telecommunications networks in North America, Europe, Asia, the Middle East and Latin America through its 28 member direct sales force based at its headquarters in Arlington, Virginia and its eight member direct sales force in Oslo, Norway. The members of the sales force are compensated based on factors such as revenues generated compared to revenues forecasted, receivables collected and the blend of products and services sold. The Company also utilizes independent distributors and sales agents to supplement its direct sales force outside the U.S. where business practices or customs make it most effective to proceed through local companies. The Company utilizes the offices of its German subsidiary to supplement its European sales efforts and the offices of its Brazilian subsidiary to supplement its Latin American sales efforts and intends to establish a regional sales office in the Asia Pacific region.

         The Company's RF engineers and other technical professional staff support the efforts of the sales force, particularly in connection with the marketing of engineering services and software products. Customers generally have engineers involved in their procurement decisions, and the Company's engineers work closely with the customer's engineers to help them understand the Company's services and products and their advantages compared to those of the competition. Additional business from existing customers is pursued through the joint efforts of both the sales force member primarily responsible for sale (who monitors the customer's satisfaction as work progresses and makes periodic contact with the customer following completion of work) and of the engineers and other technical staff who have developed a relationship and worked closely with the customer's engineers, and understand the customers' needs. This combination gives the Company an advantage in pursuing follow-on business.

         The Company generates sales leads for new customers through referrals from existing customers (including referrals to international wireless operators with which such customers have entered into partnership arrangements) and other industry suppliers, its reputation in the industry, contacts with bidders for new wireless licenses and others in the industry and other sources, which include advertising, use of explanatory literature and publications and participation in conferences and trade shows. The Company utilizes various strategies to attract business from new customers, particularly various arrangements in which Phase 1 services are provided for a reduced fee or with a success-based contingent arrangement, coupled with a commitment from, or understanding with, the customer to retain the Company in connection with Phase 2 services and products should the customer be awarded the applicable licenses. In 1996 the Company made two significant strategic investments in customers in exchange for large contracts.

         In addition to obtaining business directly from wireless network operators, the Company has also established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides RF engineering services and related products, on a subcontract basis. The Company is seeking to establish additional relationships with telecommunications equipment vendors.

         Purchases of the Company's services or products by customers often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with selecting the Company's services and products. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the Company's services and products do not meet the customer's particular needs. Therefore, large procurements of the Company's services and products involve lengthy selling cycles, often as long as nine months.

RESEARCH AND DEVELOPMENT

         The Company intends to continue developing new services and products and enhance existing ones to maintain its position as a leader in RF engineering and wireless network design. The Company is presently developing a number of new products, including software tools and upgrades of field measurement and analysis products. The Company's research and development efforts are focused on making its existing products easier to use, adding functionality, making the products compatible with different technologies and enabling the products to interface with other products offered by the Company or other parties. In December 1996 the Company acquired the business of ETP and currently sells products specifically for use in connection with Phase 4, and is engaged in the further development of the technological capabilities of these products. The Company believes that its experience in providing a range of engineering and wireless network services gives it an advantage in developing products for use by engineers providing wireless network design services.

MANUFACTURING AND PRODUCT ASSEMBLY

         The Company assembles field measurement and analysis products by obtaining standard parts and components from a variety of computer and electronic vendors and specially configuring these components to produce the field measurement and analysis products. It also engages third party contractors to assemble certain of these products based on the Company's design specifications. The proprietary aspects of the Company's systems are primarily in the product design, the software provided with the equipment and the specific applications development designed for the customer. Equipment assembly, testing and quality control are performed by the Company at its Arlington, Virginia and Oslo, Norway facilities. The Company currently has ten employees conducting manufacturing and product assembly and 18 employees involved in supporting activities, including quality control, inventory control, shipping and receiving and purchasing. Certain components used in the Company's products are presently available from limited sources. To date, the Company generally has been able to obtain supplies of these components in a timely manner from these sources. The Company began the development and assembly of its own field measurement and analysis products in early 1992 and took over performance of the bulk of its development and assembly in 1994. The Company experienced a stagnant demand for its field measurement and analysis products during 1994 (reflected in revenues from field measurement and analysis products for 1995) when it devoted its resources to enhancing its own field measurement and analysis product development capabilities rather than developing new products.

COMPETITION

         The current market for wireless network design services, related software tools and field measurement and analysis equipment and program management services is highly competitive. Many companies offer such services and products, and the Company believes that the number of other independent firms providing a combination of these services and products to wireless network operators throughout the world is increasing.

ENGINEERING SERVICES

         The Company's competition in the provision of RF engineering services consists of (i) companies such as Mobile Systems International, Inc., Moffett, Larson & Johnson P.C. and Comsearch, Inc., which provide a full range of RF engineering services (as well as related software), (ii) companies that provide only a portion of the engineering services, which generally act as a supplement to a wireless operator's in-house engineering staff, (iii) telecommunications equipment vendors, which provide RF engineering services through subcontractors as part of larger turnkey projects, and (iv) the internal staffs of wireless network operators. The Company believes that it is able to compete effectively against its competitors based upon its leadership position, pricing, reputation, experience, ability to provide its customers "one-stop-shopping," ability to deploy quickly a large number of RF engineers to a project, its databases for many geographic areas, its technological tools, and its relationships with major wireless operators. In particular, the Company believes that its existing customer base gives it a significant advantage in obtaining additional business for its existing and new products and services.

SOFTWARE TOOLS

         The Company's competition for the provision of software tools consists of (i) the companies that provide the full range of RF engineering services along with related software, particularly Mobile Systems International, Inc. and Comsearch, Inc., which compete vigorously with the Company in this area, (ii) a limited number of companies that have developed software tools but generally do not provide engineering services and (iii) the internal staffs of wireless network operators. The Company believes that its experience in providing a range of engineering and network services gives it an advantage in developing software tools for use by engineers providing network design services, particularly because of the experience it receives as a result of the use of the products by its own engineers. The Company believes that competition depends on such factors as functionality, price product performance and reputation. The most successful of the Company's competitors in this area have been European companies, and the Company has been enhancing the functionality of its software tools in the GSM area to compete more effectively for European customers. In pursuing international business the Company has been flexible with the terms of its software licenses in markets where standard license terms differ from those used in the U.S.

FIELD MEASUREMENT AND ANALYSIS EQUIPMENT

         The Company's competition for the provision of field measurement and analysis products consists of (i) full service companies and equipment vendors, particularly those specializing in field measurement and analysis products, principally Safeco Technologies, Inc., Comarco, Inc. and Erisoft and (ii) small independent entrepreneurial companies. As is the case with its software tools, the Company believes that its experience in providing a range of engineering and network services gives it an advantage in developing field measurement and analysis tools for use by engineers providing network design services, particularly because of the feedback it receives as a result of the use of the products by its own engineers. The Company believes that competition depends on such factors as functionality, price product performance, reputation and compatibility with software tools. The Company is designing a series of products to make the Company's field measurement and analysis tools compatible with software products from other companies.

PROGRAM MANAGEMENT SERVICES

         Competition for the provision of program management services is highly fragmented consisting of (i) equipment vendors that provide program management services as part of larger turnkey projects, (ii) companies with experience in project management in other industries, (iii) the internal staffs of wireless network operators and (iv) small firms that focus on a limited number of the entire range of activities involved in wireless network deployment and expansion. The Company believes that competition depends on such factors as reputation, the ability to perform on schedule and within the customer's budget and quality expectations, and that its ability to have personnel specifically to address the requirements of wireless network operations will enable it to compete effectively in this area.

SOFTWARE PROTECTION AND TECHNOLOGY LICENSES

         The Company regards its software as proprietary and has implemented protective measures both of a legal and a practical nature to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies that license software, the Company does not have patent protection for its software. It therefore relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company's software tools or field measurement and analysis products, or obtain information which the Company regards as trade secrets. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers, and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any patent issued to the Company or the copyrights registered by the Company can be successfully defended. In any event, the Company believes that factors such as technological innovation and expertise and market responsiveness are more important than the legal protections described above.

RISK FACTORS

CHANGES ADVERSELY IMPACTING DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES

         The wireless telecommunications industry is undergoing a number of significant changes that are adversely impacting demand for the Company's RF engineering and related services and products. Such changes include (i) increased use of in-house engineers by operators of mature wireless networks,
(ii) increasing dependence of wireless network operators on equipment vendors for design services and (iii) delays in deployment of PCS networks.

         Increased Use of In-House Engineers by Operators of Mature Wireless Networks

         Over the last few years, operators of several mature wireless networks have reduced the amount of engineering services purchased from the Company and have replaced such services with those provided by their own engineers. The Company expects this trend to continue and to affect other types of wireless networks both within the U.S. and internationally.

         Increasing Dependence of Wireless Network Operators on Equipment Vendors for Design Services

         Wireless network operators, particularly PCS operators and new international licensees, are increasingly dependent on equipment vendors to provide turnkey solutions for the design and deployment of wireless networks and to provide vendor financing for the entire project. Vendors of wireless telecommunications equipment have been conditioning the availability of financing for services or products, other than those principally offered by the vendor, on being granted the right to select the providers of such services and products, including RF engineering and network design. The Company believes that the need of PCS and other wireless operators for vendor financing and the packaging of services by equipment vendors is making the vendor a competitor of the Company (since the vendor is providing engineering services, generally through a subcontract arrangement) and is causing the vendor to replace the wireless operator as a customer of the Company. While the Company has established relationships with major telecommunications equipment vendors pursuant to which the Company provides services and products for the wireless telecommunications projects for which such vendors act as prime contractors, such arrangements often are less profitable for the Company than direct sales to the end user since the vendor often submits a comparatively lower bid for the engineering work to secure or increase its profits on equipment sales. In addition, working through a prime contractor weakens the relationship with the network operator and may reduce the Company's ability to obtain continuing business.

         Difficulties in Deployment of PCS Networks

         The Company believes that demand for its services and products has been and will continue to be affected by difficulties in deployment of PCS networks in the U.S. A significant portion of the Company's revenues is generated from new licensees for designing and building out their networks. To date, the pace of PCS network deployment has been slower than expected, due in significant part to various levels of difficulty experienced by holders of PCS licenses in raising the necessary financing. The Company is a party to two agreements with Pocket and NextWave, the two top bidders in the C-block broadband PCS auction, pursuant to which the Company is to provide services and products aggregating $115 million over a five-year period beginning in 1996. Both of these customers have failed to pay substantial amounts owing with respect to services and products provided by the Company and, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has suspended all work with respect to Pocket and has decreased the level of work performed for NextWave to that for which NextWave has agreed to prepay. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows"). Accordingly, orders for network design and deployment from PCS licensees are subject to uncertainty. See "-- Risks Associated with Strategic Relationships, Strategic Financing and Acquisitions."

RISKS FROM COMPETITION

         The current market for wireless network design services, related software tools, field measurement and analysis equipment and program management services is highly competitive. Many companies offer such services and products, and the Company believes that the number of other independent firms providing a combination of these services and products to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors are also developing capabilities competitive with those provided by the Company. See "-- Changes Adversely Impacting Demand for the Company's Products and Services -- Increased Use of In-House Engineers by Operators of Mature Wireless Networks" and "-- Increasing Dependence of Wireless Network Operators on Equipment Vendors for Design Services." Some of the Company's competitors are part of large corporate groups or alliances with greater resources and broader technology bases than those of the Company. In addition, some of the Company's competitors have been founded by or have recruited senior engineering executives from current or potential Company customers and may have better relationships with those current or potential customers than are available to the Company. Recently, as a result of increased competition, the Company has experienced a decline in the prices it can charge for its software tools and field measurement and analysis equipment. There can be no assurance that competitive factors will not have an adverse effect on the Company's business.

SUBSTANTIAL LEVERAGE

         The Company had $50.0 million of debt obligations as of December 31, 1996, consisting of the notes held by MCI. The two MCI notes, which are due in 2000, are exchangeable for Common Stock of the Company, and the Company intends to require this exchange in August 1997. However, if there is a default under such MCI notes prior to this exchange, or if there is a default under the Credit Facility, there would be a material adverse effect on the Company. The Credit Facility prohibits the Company from incurring additional debt and contains numerous other restrictive covenants. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Existing Indebtedness."

RAPID TECHNOLOGICAL CHANGES

         The market for wireless network system design services and tools is characterized by rapid change and improvements in technology. The Company's future success will depend in part on its ability to enhance its current products, to introduce new products that keep pace with technological developments and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing in a timely manner product enhancements or new products that respond to the technological advances by others, or that its products and services will adequately and competitively address the needs of the changing marketplace. Technological changes with respect to software tools and field measurement and analysis equipment have resulted in the shortening of product cycles, and if the Company is not ready to introduce new competitive products, the Company's operating results could be adversely affected. In the past, the Company's operating revenues from sales of software tools and field measurement and analysis equipment have been adversely affected by this trend. In particular, approximately four years ago, customer requirements for UNIX-based products emerged at a time when the Company's UNIX-based products were still being developed, and the Company's revenues from software tools for 1994 were adversely affected. In order to remain competitive, the Company may be required to expend a greater percentage of its revenues on product innovation and research and development or technology acquisition than historically has been the case.

         In addition, the Company believes that, as the number of wireless networks in the U.S. increases with the addition of PCS license holders and other competitors (Phase 4), operators will experience greater price competition and place greater emphasis on containing costs and system efficiency. The Company's customers will require new network engineering services and products to increase system efficiency and manage costs in the Phase 4 multiple-operator environment. Although the Company is developing such services and products and believes that none of its existing competitors presently offer such services or products, there can be no assurance that the Company will be able to offer such services and products in a timely manner.

DEPENDENCE ON PROFESSIONAL STAFF; NEED FOR ADDITIONAL QUALIFIED TECHNICAL PERSONNEL

         The Company receives the majority of its revenues from the efforts of approximately 446 RF engineers. The success of the Company's business therefore depends on its ability to retain its existing staff and replace departing engineers. Moreover, to continue its growth at its current rate, the Company needs to attract additional RF engineers and other technical professionals, and a number of professionals with skills in the program management area. There are a limited number of RF engineers, and such individuals are sought both by RF engineering companies such as the Company and by wireless network operators. Competition for such personnel is intense, which has at times caused the Company to experience difficulty in recruiting and retaining qualified technical personnel. In the program management area, although the number of available professionals is greater, the Company has less experience in hiring such professionals. There can be no assurance that the Company will not experience difficulties in retaining and augmenting its professional staff.

DEPENDENCE ON SIGNIFICANT CUSTOMERS AND LARGE CONTRACTS

         The Company derived approximately 60.2% of its revenues from its ten largest customers in the year ended December 31, 1996 (approximately 8.7% represents revenues from NextWave; see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows"). Nextel Communications, the Company's largest customer in the year ended December 31, 1996, accounted for approximately 10.8% of its revenues. Lucent Technologies accounted for an additional 10.0% of the Company's revenues. Although such major customers generally have differed from year to year as work under existing contracts is completed and services under new contracts are commenced, the Company depends on having large contracts from some customers each year to meet its expected revenues. There can be no assurance that the Company will continue to receive large contracts from customers. In addition, the Company's contracts typically have provisions that permit customers to terminate their respective contracts under various circumstances, which include nonperformance or unsatisfactory performance by the Company. There can be no assurance that customers under any of the Company's long-term contracts will not attempt to cancel or renegotiate their contracts with the Company.

LENGTHY SALES CYCLE

         Purchases of the Company's products or services by customers often entail an extended decision-making process for the customer because of the substantial costs and strategic implications associated with selecting wireless network deployment services and products. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the Company's services and products do not meet the customer's particular needs. Therefore, large procurements of the Company's services and products involve lengthy selling cycles, resulting in a relatively high cost of new business generation. See " -- Sales and Marketing."

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; UNCERTAINTIES RELATING TO BACKLOG

         The Company's quarterly revenues and operating results have varied considerably in the past and are likely to vary considerably from quarter to quarter in the future. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of issuance of new licenses by governmental agencies, the length of sales cycles, changes in pricing policy by the Company or its competitors, the timing of contracts and customer budget changes. In addition, even after contracts are entered into, the timing of delivery of services and products depends in part on the customer's readiness to receive the services and the pace of the build-out of the customer's network, which in turn depend on a number of business decisions by the customer and provision of services and equipment by providers other than the Company. The Company's backlog has been reduced recently as a result of the exclusion of Pocket and NextWave backlog (see Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Cash Flows"). The Company establishes its expenditure levels for product development and other operating expenses in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely affected. Gross profit as a percent of total revenues generally declined from 1993 through December 31, 1995. There can be no assurances that this trend will not continue.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

         The Company relies on a combination of copyrights, trademarks, trade secrets, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. There can be no assurance that others will not independently develop similar products or duplicate the Company's products. There can also be no assurance that the steps taken by the Company will prevent misappropriation of this technology. In addition, effective copyright, trademark or trade secret protection may be unavailable or limited in certain circumstances. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation involving the imposition of damages or injunctive relief against the Company, any of which could adversely affect the Company's business.

TRADE ACCOUNT RECEIVABLES

         The Company is subject to credit risk in the form of trade account receivables. As of December 31, 1996, the Company had trade account receivables, net of allowances for doubtful accounts, of $35.6 million. As part of the special charge of $30.1 million recorded by the Company at December 31, 1996 (see Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Cash Flows"), the Company fully reserved for its aggregate $12.4 million receivable exposure from Pocket and NextWave. The Company frequently is unable to enforce a policy of receiving payment within 30 days of issuing bills, especially in the case of customers who are in the early phases of business development. In addition, many of the Company's foreign customers are not accustomed to paying their suppliers on terms as attractive as those typically existing in the United States. See

"Risk Factors -- Risks of International Operations." Generally, the Company does not require collateral or other security to support customer receivables.

RISKS OF INTERNATIONAL OPERATIONS

         Approximately 30.0% of the Company's revenues for 1996 were generated outside of the United States, and the Company expects this segment of its business to continue to account for a material part of its revenues. Licensing software and selling other products and services in foreign countries is subject to various risks inherent in international business activities. Risks include those presented by general economic and political conditions in each country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local business licenses, the need to manage a geographically diverse organization and difficulties in complying with a variety of foreign laws and regulations. In addition, adverse changes in the regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators, affect the level and timing of the demand for the Company's services and products. Providing products and services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries. Foreign customers may be accustomed to paying their suppliers, including the Company, on terms and conditions less attractive than is typical in the United States, and collection of accounts receivable due from foreign customers can be more difficult than from domestic customers.

RISKS ASSOCIATED WITH STRATEGIC RELATIONSHIPS, STRATEGIC FINANCING AND ACQUISITIONS

         Risks Associated with Strategic Relationships and Strategic Financing

         There are a number of risks associated with the Company's plans to pursue opportunities to enter into strategic relationships with new wireless operators or to extend financing to customers in return for new business opportunities. There can be no assurance that the Company will receive the anticipated business, that the business will be of the anticipated level or that profits from the new business will offset any possible losses on the investment made or financing extended by the Company to enter into such relationship. A loan to or investment in a customer will be subject to many of the same risks to which the customer is subject in seeking to operate and grow its businesses, and there can be no assurance that the customer will be able to repay or return the Company's investment within an acceptable period. The Company's first two arrangements with customers under this strategy were Pocket and NextWave, the two top bidders in the recently-concluded C-block auction for broadband PCS licenses, as part of arrangements involving the Company receiving contracts for new business over a five-year period. Both of these companies have experienced delays in obtaining adequate financing for the capital intensive build-out of their systems and have failed to pay substantial amounts owing with respect to services and products provided by the Company. On April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has suspended all work with respect to Pocket and has decreased the level of work performed for NextWave to that for which NextWave has agreed to prepay. In addition, the Company recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) to fully reserve for its exposure with Pocket and NextWave. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows."

         Risks Relating to Acquisitions

         The Company's intention to engage in acquisitions to acquire companies that have developed or are developing complementary products and services is subject to the risks that the assets being acquired or additional professional staff being recruited to perform services will not perform as expected, that the acquired entity will have unanticipated liabilities and that the returns realized by the Company ultimately will not support the investments made or indebtedness incurred in such acquisitions.

         RESTRICTIONS AFFECTING THE COMPANY'S ABILITY TO ENGAGE IN STRATEGIC FINANCINGS OR ACQUISITIONS

         There are several restrictions and other factors affecting the Company's ability to engage in strategic financings or acquisitions. Although the Company presently intends to engage in such transactions only to the extent that the net proceeds from the Offering, together with amounts that will be available under the Credit Facility, are sufficient to fund such opportunistic investments and acquisitions, there can be no assurance that additional capital will not be required for such purposes. The Company cannot predict the extent to which additional capital may be required, and there can be no assurance that the Company will be able to obtain such additional capital on terms acceptable to the Company. In addition, the Credit Facility contains certain restrictions with regard to, among other things, acquisitions, capital expenditures and incurrence of additional indebtedness that may limit the ability of the Company to complete certain acquisitions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Existing Indebtedness." The Carlyle Group Investors also have certain rights that limit the ability of the Company to incur debt above specified ratios or amounts. See "-- Control of the Company by RF Investors." Moreover, in seeking to make investments in wireless operators or acquire other companies, the Company will be competing with organizations that are larger, have access to more substantial capital resources or are pursuing other strategic goals. There can be no assurance that the Company will be successful in completing these transactions.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH

         Dependence on Key Personnel

         The success of the Company depends to a significant degree upon the contribution of its executive officers and other key personnel. None of the Company's executive officers has an employment agreement with the Company, other than an agreement terminable at will. There can be no assurance that the Company will be able to retain its key managerial and other key personnel or to attract suitable replacements or additional personnel if required.

         Management of Growth

         To manage its growth effectively, the Company must continue to strengthen its operational, financial and management information systems, and expand, train and manage its work force. Failure to do so effectively and on a timely basis would have an adverse effect upon the Company's business.

CONTROL OF THE COMPANY BY RF INVESTORS

         RF Investors owns all (except for a small number of shares held by Cherrywood, indirectly an equity holder of RF Investors) of the outstanding shares of Class B Common Stock, which represents 93.3% of the combined voting power of both classes of Common Stock. Accordingly, RF Investors and its equity holders are able, without the approval of the Company's public stockholders, to
(i) elect all of the Company's directors, (ii) amend the Company's certificate of incorporation (the "Certificate of Incorporation") with respect to most matters or effect a merger, sale of assets, or other major corporate transaction, (iii) defeat any non-negotiated takeover attempt, (iv) sell RF Investors' shares of Common Stock without participation in such sale by the Company's public stockholders, (v) determine the amount and timing of dividends paid, if any, with respect to Common Stock and (vi) otherwise control the management and operations of the Company and the outcome of virtually all matters submitted for a stockholder vote. RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock 58.2% of the total outstanding shares of Class A Common Stock (based upon the number of shares of Class B Common Stock held by RF Investors on March 22, 1997) to determine the outcome of any vote with respect to any matter on which the holders of Class A Common Stock are entitled to vote together as a class. Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly own 75% of Telcom Ventures (collectively, the "Singh Family Group"), are also directors or executive officers of the Company, and Mark Ein, a designee of the Carlyle Investors, who are the 25% indirect owners of Telcom Ventures, also is a director of the Company. The Telcom Ventures and RF Investors limited liability company agreements provide that, for as long as the Carlyle Investors collectively own at least 5% of the total membership interests of Telcom Ventures, Telcom Ventures shall vote any and all shares of the Company held by it, and shall cause RF Investors to vote any and all shares held by it, from time to time: (i) to elect as directors of the Company up to two persons recommended by the Carlyle Investors upon the request of the Carlyle Investors, and (ii) not to take any of the following actions without the consent of the Carlyle Investors: (a) approve any amendment to the Certificate of Incorporation or the Bylaws of the Company; (b) approve the incurrence by the Company of any debt (or the granting of security relating to the incurrence of debt) if as a result of such incurrence, the debt to equity ratio of the Company exceeds 6:1 or, if as a result of such debt incurrence, the total outstanding debt of the Company exceeds $50 million plus or minus, as the case may be, the cumulative net income or the net losses of the Company after January 1994; (c) approve any new affiliated party transactions in excess of $150,000 or modifications to existing transactions, subject to certain limited exceptions; (d) approve the appointment as independent accountants of the Company of a firm other than one of the "big six" accounting firms; or (e) approve certain events relating to the bankruptcy or insolvency of the Company. The RF Investors and Telcom Ventures limited liability company agreements provide for certain rights of the Carlyle Investors to cause the distribution to the Carlyle Investors, beginning three years after the Offering, of up to 25% of the Common Stock held by RF Investors. Such a distribution would still leave RF Investors with voting control of the Company.

RELATIONSHIP WITH TELCOM VENTURES; POTENTIAL CONFLICTS OF INTEREST

         Telcom Ventures, RF Investors' parent, is principally engaged in making investments in wireless system operators and emerging wireless technologies. Directors of Telcom Ventures and its subsidiaries who are also directors or officers of the Company have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also directors and officers of the Company are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. In addition, the Company and Telcom Ventures and certain of Telcom Ventures' subsidiaries have entered and will enter into arrangements which provide for certain transactions and relationships between the parties or which otherwise affect the Company. The Company, RF Investors, Telcom Ventures, and Telcom Ventures' owners (Cherrywood, the Singh Family Group and the Carlyle Investors) (in each case as defined herein and collectively, the "Telcom Ventures Group") have entered into an agreement (the "Intercompany Agreement"), effective with the Offering, whereby, among other things, (i) the Singh Family Group is limited in its ability to compete with the Company in its traditional lines of business and (ii) Telcom Ventures is limited in its ability to invest in entities whose primary business is to compete with the Company in its traditional lines of business, in each case until the earlier of (i) the date on which the Telcom Ventures Group no longer possesses 51% or more of the outstanding voting power of the Company or (ii) the occurrence of certain termination events specified in the Formation Agreement among the Telcom Ventures Group. Each of the Carlyle Investors (but not its affiliates) is limited in its ability to invest in entities whose primary business is to compete with the Company in its traditional line of business (excluding the program management business) until the earlier of (i) the date on which such Carlyle Investor no longer owns, directly or indirectly, an interest in the Company or (ii) the occurrence of certain termination events specified in the Formation Agreement among the Telcom Ventures Group. The Company is free to pursue investment opportunities on its own, but is obligated to refer to Telcom Ventures investment opportunities prior to offering such opportunities to any other third party. If Telcom Ventures does not elect to pursue the investment opportunity within five days, the Company will be free to offer the opportunity to third parties. There can be no assurance that the Intercompany Agreement will eliminate or reduce conflicts of interest or inconsistent fiduciary obligations.

EMPLOYEES

         As of December 31, 1996, the Company employed 887 full-time employees. The Company believes that relations with its employees are good. None of its employees is part of any collective bargaining unit. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

ITEM 2.      PROPERTIES

         At December 31, 1996 the Company leased approximately 144,000 square feet of office space in Arlington, Virginia. In November 1995 and December 1996 the Company exercised early termination options with respect to approximately 55,000 square feet and 65,000 square feet of such office space, respectively. In connection with such terminations, the Company has incurred one-time termination costs totaling approximately $1.4 million. In May 1996 the Company entered into a lease with an annual rent beginning at approximately $2.9 million for approximately 155,339 square feet of office space in McLean, Virginia for phased occupancy beginning during the first quarter of 1997. The term of this lease is ten years, with two five-year renewal options. The Company also entered into a lease with an annual rent beginning at approximately $153,700 for approximately 10,245 square feet of office space in McLean, Virginia for occupancy during 1997. The term of this lease is five-years with three five-year renewal options. The Company believes that its new facilities will be adequate for its needs for the foreseeable future.


ITEM 3.      LEGAL PROCEEDINGS

         The Company is party to various legal proceeding and claims incidental to its business. The Company does not believe that these matters will have a material adverse effect on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since completion of the Offering in September 1996, the Class A Common Stock has been quoted on the Nasdaq National Market under the trading symbol "LCCI." As of April 11, 1997, there were 21 stockholders of record of the Class A Common Stock and, in excess of 2,000 beneficial holders thereof, and two stockholders of record of the Class B Common Stock. The following table summarizes the high and low closing sale prices of the Class A Common Stock by fiscal quarter for 1996 as reported on the Nasdaq National Market:



          QUARTER ENDED:                                     1996
          --------------                                     ----

          September 30 (from September 25)**.............    $18.25 to $20.00
          December 31....................................    $13.625 to $19.25

         The Company has never paid any cash dividends on Common Stock and the Company does not anticipate paying dividends on the Common Stock, cash or otherwise, in the foreseeable future. In addition, the Credit Facility prohibits the payment of dividends by the Company without the consent of the lenders thereunder. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.


-------------------

** The Class A Common Stock began trading on the NASDAQ Stock Market on September 25, 1996. Prior to that time there was no established trading market for the Class A Common Stock.

ITEM 6.          SELECTED FINANCIAL DATA

Set forth below are (i) selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1996, which have been derived from the Company's audited Consolidated Financial Statements and (ii) unaudited pro forma net income (loss) and net income (loss) per share data prepared as if the Company was treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1995. The selected consolidated financial data set forth below should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.


                                                              YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                       1992            1993            1994             1995            1996
                                       ----            ----            ----             ----            ----
                                                       (in thousands, except per share data)
Revenues:
   Service revenues               $    31,053     $    30,712     $    41,063      $    64,016     $    93,156
   Product revenues                    23,279          29,595          34,992           40,445          48,414
                                  -----------     -----------     -----------      -----------     -----------
     Total revenues                    54,332          60,307          76,055          104,461         141,570
                                  -----------     -----------     -----------      -----------     -----------
Cost of revenues:
   Cost of service revenues            21,352          21,087          29,185           45,682          65,801
   Cost of product revenues            10,565          16,026          21,299           25,455          32,039
                                  -----------     -----------     -----------      -----------     -----------
     Total cost of revenues            31,917          37,113          50,484           71,137          97,840
                                  -----------     -----------     -----------      -----------     -----------

Gross profit                           22,415          23,194          25,571           33,324          43,730
                                  -----------     -----------     -----------      -----------     -----------

Operating Expenses:
   Sales and marketing                  2,372           4,146           4,987            5,823           6,475
   General and administrative
                                        5,013           5,799           8,802           10,108          12,462
   In-process research and
     development                           -               -               -                -            5,605
   Special charge                          -               -               -                -           30,050
   Non-cash compensation                   -               -            3,255            4,646           7,005
   Depreciation and
     amortization                       1,706           1,838           2,020            3,699           5,039
                                  -----------     -----------     -----------      -----------     -----------
     Total operating expenses           9,091          11,783          19,064           24,276          66,636
                                  -----------     -----------     -----------      -----------     -----------

Operating income (loss)                13,324          11,411           6,507            9,048         (22,906)
                                  -----------     -----------     -----------      -----------     ------------

Other income (expense)
   Interest, net                          184             146            (221)          (2,193)         (2,125)
   Other                                  625            (231)            721            1,027           2,376
                                  -----------     ------------    -----------      -----------     -----------
     Total other income
     (expense)                            809             (85)            500           (1,166)            251
                                  -----------     ------------    -----------      ------------    -----------

Income (loss) before income            14,133          11,326           7,007            7,882         (22,655)
   taxes
Provision (benefit) for income
   taxes                                  528             829           2,037            3,142         (11,371)
                                  -----------     -----------     -----------      -----------     ------------
Net income (loss)                 $    13,605     $    10,497     $     4,970      $     4,740     $   (11,284)
                                  ===========     ===========     ===========      ===========     ============

Unaudited Pro Forma Data:
   Pro forma net income                                                           $     4,729 (1)  $  (20,769) (1)
     (loss)                                                                       ===========      ===========
   Pro forma net income
     (loss) per share                                                             $      0.36 (1)  $    (1.19) (1)
                                                                                  ===========      ===========

Consolidated Balance Sheet
     Data:
Working capital                   $     5,020     $     4,682     $    31,503     $    17,649      $   37,237
Licenses and other
   intangibles, net                         0               0           1,797           3,745          10,540
Total assets                           21,211          55,417          58,586          62,041         114,947
Long term obligations                     754             655          23,930          28,627          51,860
Equity (deficit)                        9,431          12,270          13,938            (244)          8,477

(1) Pro forma net income (loss) has been adjusted to reflect the pro forma effects as if the Company was a Subchapter C Corporation in 1995. Pro forma net income (loss) is net of a provision (benefit) for income taxes at an assumed effective tax rate of 40% for its U.S. operations and 28%, beginning in 1996, for its Norwegian subsidiary. The amount of the pro forma provision (benefit) for income taxes was $3,153,000 and ($1,886,000) for the years ended December 31, 1995 and 1996, respectively. Weighted average shares used in the computation of pro forma net income per share was 15.6 million and 16.5 million for 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

OVERVIEW

         The Company is one of the world's largest independent providers of RF engineering and network design services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries. The Company is the successor to the business formerly conducted by the Limited Liability Company. Effective September 27, 1996, in connection with the Offering, the Limited Liability Company merged with and into LCC International. The Company is the surviving company in the Merger, and owns all of the assets and rights and is subject to all of the obligations and liabilities of the Limited Liability Company.

         The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering design services on a time and materials basis, although projects of a short duration may involve a fixed price or success fee. The Company generally provides program management services on a time and materials or fixed price basis. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The software tools used by the Company's engineers, which are used as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which in the U.S. often consists of an annual fee per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering design services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

         Service revenue consists of revenues from engineering design services (approximately 54.2% of 1996 revenues) and program management services (approximately 11.6% of 1996 revenues). Product revenue consists of revenue from software tools (approximately 15.8% of 1996 revenues) and revenue from field measurement and analysis products (approximately 18.4% of 1996 revenues). The Company derives a significant portion of its revenues from its international customers (approximately 30.0% in 1996). Since almost all of the Company's contracts are denominated in U.S. dollars, the Company does not maintain currency hedge agreements.

         Cost of revenues consists of costs associated with engineering design services and program management services as well as costs associated with the production of field measurement and analysis equipment, licensing of software and related maintenance costs. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company's marketing, sales and customer support plans. General and administrative expenses consist of the compensation, finance, information systems, professional services and office and occupancy costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key employees adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Offering, the Company granted stock options to replace the awards granted under this plan. (See note 15 to the Consolidated Financial Statements).

         The key drivers of the Company's growth have historically been (i) the issuances of new or additional wireless telecommunications licenses by governmental authorities to wireless operators, (ii) increases in the number of cell sites operated and the number of subscribers served by wireless network operators, (iii) the introduction of new services or technologies, (iv) the increasing complexity of the systems deployed by wireless network operators, and
(v) the expansion and optimization of existing systems by wireless network operators.

         To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design services, software tools and field measurement analysis equipment. The Company expects that as system build-out is completed and areas (particularly in the U.S.) begin to have multiple network operators, the demand for RF engineering services will change.

RESULTS OF OPERATIONS

         The following table sets forth certain items as a percentage of revenues from the Company's audited consolidated statement of operations for the years ended December 31, 1994, 1995, and 1996. The table and discussion which follows provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.


                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       1994            1995            1996
                                                    ----------      ----------      ----------
Revenues:
     Service revenues........................            54.0 %          61.3 %          65.8 %
     Product revenues........................            46.0            38.7            34.2
                                                       --------        --------          ------
         Total revenues......................           100.0           100.0           100.0

Cost of revenues.............................            66.4            68.1            69.1
                                                       --------        --------        --------

Gross profit                                             33.6            31.9            30.9
                                                       --------        --------        --------

Operating expenses:
     Sales and marketing.....................             6.6             5.6             4.6
     General and administrative..............            11.6             9.7             8.8
     In-process research and development.....             -               -               4.0
     Special charge                                       -               -              21.2
     Non-cash compensation...................             4.3             4.4             4.9
     Depreciation and amortization...........             2.6             3.5             3.6
                                                      ---------       ---------       ---------
         Total operating expenses............            25.1            23.2            47.1
                                                       --------        --------        --------

Operating income (loss)......................             8.5             8.7           (16.2)
                                                      ---------       ---------     -----------

Other income (expense):
     Interest income.........................             0.7             0.6             0.7
     Interest expense........................            (0.9)           (2.7)           (2.2)
     Other                                                0.9             0.9             1.7
                                                      ---------       ---------       ---------
         Total other income (expense)........             0.7            (1.2)            0.2
                                                      ---------       ---------       ---------

Income (loss) before income taxes............             9.2             7.5           (16.0)
Provision (benefit) for income taxes.........             2.7             3.0            (8.0)
                                                      ---------       ---------       ---------
Net income (loss)............................             6.5 %           4.5 %          (8.0)%
                                                      =========       =========      ==========

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Revenues for 1996 were $141.6 million, compared to $104.5 million for 1995, an increase of $37.1 million or 35.5%. Service revenues were $93.2 million, compared to $64.0 million for the prior year, an increase of $29.2 million, or 45.5%. The increase was primarily the result of an $18.0 million or 30.6% increase in engineering design services revenue due to the generation of additional chargeable hours in 1996, in part due to demand from the PCS market. Program management services revenues increased $11.2 million or 213.5%. Calendar 1996 was the first full year of contract work for program management, which initiated operations in 1995. Product revenues were $48.4 million, compared to $40.4 million the prior year, an increase of $8.0 million or 19.7%. The increase was primarily the result of a $5.0 million or 23.7% increase in field measurement and network analysis product revenues due to strong sales in North America and an increase of $3.0 million or 15.3% in software licensing revenue as a result of several large sales in 1996.

         Cost of Revenues. Cost of revenues were $97.8 million for 1996, compared to $71.1 million for 1995, an increase of $26.7 million or 37.5%. As a percentage of total revenues, cost of revenues was 69.1% and 68.1% for 1996 and 1995, respectively. Total cost of service revenues as a percentage of service revenues decreased to 70.6%, as compared to 71.4% for the prior year. The decrease was primarily due to start-up costs incurred by the program management division in 1995, the year operations were initiated. Total cost of product revenues as a percentage of product revenues increased to 66.2%, compared to 62.9% for the prior year. The increase was primarily due to increased investment in future software products. Software cost of revenues increased to 62.1% of software sales, compared to 56.7% in 1995.

         Gross Profit. Gross profit was $43.7 million, compared to $33.3 million for the prior year, an increase of $10.4 million or 31.2%. As a percentage of total revenues, gross profit was 30.9% and 31.9% for 1996 and 1995, respectively. Service gross profit increased to $27.3 million, compared to $18.3 million for the prior year, an increase of $9.0 million or 49.2%. As a percentage of service revenues, service gross profit was 29.4% and 28.6% for 1996 and 1995, respectively. Engineering design services gross profit increased $5.6 million or 28.7% and program management services gross profit increased $3.4 million or 296.6%. The increase in engineering design services gross profit was primarily due to revenue growth. The increase in program management services gross profit was the result of the start-up of the business in 1995 and accompanying investment in business development. Product gross profit increased to $16.4 million, compared to $15.0 million for the prior year, an increase of $1.4 million or 9.2%. As a percentage of product revenue, product gross profit was 33.8% and 37.1% in 1996 and 1995, respectively. Software gross profit decreased to 37.9% of software sales, compared to 43.3% the prior year, as the result of the investment in product development.

         Sales and Marketing. Sales and marketing expenses were $6.5 million, compared to $5.8 million for the prior year, an increase of $0.7 million or 11.2%. The increase was primarily attributable to sales commissions paid to agents due to an increasing level of sales in Asia-Pacific where the Company makes extensive use of agents. As a percentage of total revenues, sales and marketing expenses decreased to 4.6%, compared to 5.6% for the prior year, primarily as a result of a greater rate of increase in revenues relative to the growth in sales and marketing expenses.

         General and Administrative. General and administrative expenses were $12.5 million, compared to $10.1 million for the prior year, an increase of $2.4 million or 23.3%. The increase was primarily the result of an increase in the allowance for doubtful accounts due to higher revenues and due to the aging of outstanding receivables.

         In-Process Research and Development. In-process research and development expenses of $5.6 million were incurred by the Company in 1996 as the result of the purchase of substantially all of the assets and liabilities of ETP on December 30, 1996. Based upon an independent appraisal of the fair market value of certain of the assets acquired and liabilities assumed, approximately $5.6 million of the purchase price of $13.1 million was allocated to in-process research and development expenses resulting in a one-time, non-recurring charge to 1996 earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Other Financial Data" and note 4 to the Company's consolidated financial statements. Management believes that the acquisition of ETP will enhance the Company's ability to provide wireless operators with quality measurement systems which provide automated quality monitoring and benchmarking. ETP's software portfolio assists operators in the monitoring, analysis, maintenance and optimization of their wireless networks.

         Special Charge. The Company recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) to fully reserve for its exposure with Pocket and NextWave. The $30.1 million special charge consists of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million, recognition of the other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows.")

         Non-Cash Compensation. Non-cash compensation was $7.0 million, compared to $4.6 million for the prior year, and increase of $2.4 million or 50.8%. The increase was primarily the result of vesting of certain portions of the awards of non-cash compensation under the program for key executives adopted in 1994 and an increase in the deemed fair market value of the Company.

         Depreciation and Amortization. Depreciation and amortization expense was $5.0 million, compared to $3.7 million for the prior year, an increase of $1.3 million or 36.2%. The increase was primarily the result of increased depreciation expense ($0.5 million) resulting from increased capital additions and additional amortization ($0.8 million) resulting from decreased deferred software costs related to the development of software tools and field measurement and analysis products.

         Other income (expense). Interest income was $0.9 million in 1996, compared to $0.6 million in 1995, an increase of $0.3 million or 48.0%. The increase was due primarily to the investment of funds received in connection with the Offering in September 1996. Interest expense was $3.1 million, compared to $2.8 million in the prior year, an increase of $0.3 million or 8.2%. The increase was the result of the assumption of $30.0 million of convertible subordinated debt from Telcom Ventures in September 1996 in connection with the Merger (see notes 2 and 13 to the Consolidated Financial Statements). Other income was $2.4 million in 1996, compared to $1.0 million in 1995, an increase of $1.4 million or 131.4%. The increase resulted from the gain on sale of the Company's 50.0% interest in Telemate S.A. ($0.5 million) and recognition of income related to distribution rights for the Company's hardware and software products granted with the sale ($1.2 million - see note 10 to the Consolidated Financial Statements).

         Net income (loss). Net income was $(11.3) million for 1996, compared to $4.7 million for 1995, a decrease of $16.0 million. As a percentage of total revenues, net income decreased to (8.0)% from 4.5% in the prior year. In addition to the items discussed above, the changes in net income (loss) included the impact of a one-time deferred tax benefit of $8.7 million related to the conversion of the Company to a Subchapter C Corporation in connection with the Offering (see note 2 to the Consolidated Financial Statements). Adjusting net income (loss) for non-cash compensation, in-process research and development and the special charge recorded by the Company, net income would have been $7.7 million as compared to $7.5 million for 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues. Revenues for 1995 were $104.5 million, compared to $76.1 million for 1994, an increase of $28.4 million or 37.3%. Service revenues were $64.0 million in 1995, compared to $41.1 million for the prior year, an increase of $22.9 million or 55.9%. The increase in service revenues was primarily due to new business in the PCS market combined with an increase in revenues from domestic cellular and ESMR operators. Further, the program management division commenced operations in 1995 and had revenues of $5.2 million. Product revenues were $40.5 million for 1995, compared to $35.0 million for the prior year, an increase of $5.5 million or 15.6%. An increase in software licensing revenue was offset by a slight decline in field measurement and analysis products sales. The increase in software licensing revenue was largely due to increased international revenues. The Company experienced a stagnant demand for its field measurement and analysis products during 1994 (reflected in revenues from field measurement and analysis products for 1995) when it devoted its resources to enhancing its own field measurement and analysis product development capabilities rather than relying upon third parties for such development.

         Cost of Revenues. Cost of revenues were $71.1 million for 1995, compared to $50.5 million for 1994, an increase of $20.6 million or 40.9%. As a percentage of total revenues, cost of revenues was 68.1% and 66.4% for 1995 and 1994, respectively. The increase in costs of revenues as a percentage of total revenues was due, in part, to the Company's build-up of staff to serve the PCS business which was followed by the slower than anticipated development of that business, competitive pressures with respect to field measurement and analysis products and software tools, and costs associated with the start-up of the program management division.

         Gross Profit. Gross profit was $33.3 million, compared to $25.6 million for the prior year, an increase of $7.7 million or 30.3%. As a percentage of total revenues, gross profit was 31.9% and 33.6% for 1995 and 1994, respectively. The $7.7 million increase in gross profit largely resulted from revenue growth. The decline in gross profit as a percentage of total revenues was due, in part, to the Company's build-up of staff to serve the PCS business and the slower than anticipated development of that business, competitive pressures with respect to field measurement and analysis products and software tools, and costs associated with the program management division.

         Sales and Marketing. Sales and marketing expenses were $5.8 million, compared to $5.0 million for the prior year, an increase of $0.8 million, or 16.8%. The increase was primarily attributable to growth in the Company's marketing personnel to generate the increase in revenues. As a percentage of total revenues, sales and marketing expenses decreased to 5.6%, compared to 6.6% for the prior year, primarily as a result of a greater rate of increase in revenues relative to the growth in sales and marketing expenses.

         General and Administrative. General and administrative expenses were $10.1 million for 1995, compared to $8.8 million for the prior year, an increase of $1.3 million or 14.8%. The increase was primarily the result of increases in the Company's administrative personnel to support growth. As a percentage of total revenues, general and administrative expenses were 9.7% and 11.6% for 1995 and 1994, respectively, due to the fixed nature of certain overhead costs.

         Non-Cash Compensation. Non-cash compensation was $4.6 million, compared to $3.3 million for the prior year, an increase of $1.3 million or 42.7%. The increase was the result of an increase in the vesting of the awards of non-cash compensation under the program for key executives adopted in 1994 and an increase in the deemed fair market value of the Company.

         Depreciation and Amortization. Depreciation and amortization expense was $3.7 million, compared to $2.0 million for the prior year, an increase of $1.7 million or 83.1%. The increase was the result of the capitalization and amortization of external costs incurred by the Company in connection with the upgrade of its financial information systems.

         Other income (expense). Interest expense was $2.8 million, compared to $0.7 million in the prior year, an increase of $2.1 million or 293.0%. The increase is the result of additional borrowings under the Nomura Facility (see note 12 to the Consolidated Financial Statements) which were used to dividend and loan funds to Telcom Ventures. Other income was $1.0 million in 1995, compared to $0.7 million in 1994, an increase of $0.3 million or 42.4%. The increase resulted from increased earnings from the Company's investment in Telemate S.A.

         Net Income. Net income was $4.7 million for 1995, compared to $5.0 million for 1994, a decrease of $0.3 million or 4.6%. As a percentage of total revenues, net income decreased to 4.5% from 6.5% in the prior year. In addition to the items discussed above, the decrease in net income of $0.3 million was the result of an increase of $1.1 million or 54.2% in the provision for income taxes due to an increase in the absolute amount of international pre-tax income. Adjusting for non-cash compensation, net income would have been $7.5 million compared to $6.2 million for 1994.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

         Additions to property and equipment were $3.3 million for 1996, compared to $4.2 million for 1995 and $2.4 million for 1994. Approximately $0.2 million of the $0.9 million decrease from 1995 to 1996 was due to a decrease in expenditures related to the ongoing upgrade of the Company's financial information systems software ($0.9 million in 1995, and $0.7 million in 1996). The remainder of the decrease from 1995 to 1996 and approximately $0.9 million of the increase from 1994 to 1995 represented changes in the amount of ongoing additions to office furniture and computer equipment, largely in support of the Company's revenue base. In May 1996, the Company entered into 10-year and 5-year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively, and will be moving into new office space during the first and second quarter of 1997. This move will result in a consolidation of the Company's headquarter operations and is anticipated to result in decreased office facilities administration costs, but an increase in property and equipment additions in 1997 as compared to 1996. Additions to investments in joint ventures were $0.8 million for 1996, compared to $0.4 million for 1995 and $0.2 million for 1994. The $0.4 million increase in investments in joint ventures from 1995 to 1996 was primarily the result of additional contributions by the Company to Koll Telecommunications Services, L.L.C. ("Koll"). Koll provides site acquisition and construction management services to operators of wireless communications systems (see note 10 to the Consolidated Financial Statements). Software development costs are primarily wages and contractor fees which are capitalized after establishing the commercial and technological feasibility of the product.


                                                       1994            1995            1996
                                                                  (in millions)
Additions to property and equipment...........         $2.4            $4.2            $3.3
Investments in joint ventures.................          0.2             0.4             0.8
Software development costs....................          1.9             2.9             3.2
                                                       ----       ---------       ---------
                                                       $4.5            $7.5            $7.3
                                                       ====       =========       =========


CASH FLOWS

         Cash and cash equivalents were $13.7 million at December 31, 1996, an increase of $7.2 million from December 31, 1995. The increase was due primarily to the completion of the Offering. The Company issued 3,162,500 shares of Class A Common Stock at an initial public offering price of $16.00 per share. The net proceeds to the Company (after deducting discounts, commissions and other expenses of the offering) were approximately $44.8 million. As of December 31, 1996, approximately $16.2 million of this amount was used to pay all remaining amounts outstanding under the Credit Facility (as defined below), $3.5 million was advanced to Telcom Ventures to assist in paying certain taxes due in connection with the assumption by the Company of the Telcom Ventures Note, approximately $6.85 million was used for vendor financing and approximately $11.85 million was being held to fund the portion of the ETP Acquisition purchase price due at closing. The balance of approximately $6.4 million was invested in various short-term investments and cash equivalents as of December 31, 1996.

         In December 1996, the Company, through its newly formed subsidiary, Microcell Management, Inc. ("Microcell"), acquired certain of the assets and liabilities of Microcell Management, LLC. Microcell provides consulting services to the wireless telecommunications industry and offers a package to finance the construction of telecommunications towers on a sale-leaseback or build-to-suit basis. Assets acquired included contracts rights of $393,000, which will be amortized on a straight-line basis over the 10 year life of the related contract.

         In December 1996, the Company, through its wholly-owned subsidiary LCCI AS, acquired the business of ETP for $13.1 million, including $250,000 of acquisition costs. ETP designs, develops, manufactures and sells and licenses hardware and software products for the testing, monitoring and management of the operations of wireless telecommunications networks. Exclusive of the acquisition costs, (i) $10.45 million was paid in January 1997 in satisfaction of a note agreement dated December 30, 1996, (ii) $1.4 million is being held in escrow for two years as security for ETP's indemnity obligations under the asset purchase agreement, and (iii) $667,000 and $308,000 will be paid in January 1998 and 1999, respectively. Payments under (i) and (ii) above were made in January 1997 from the remaining net proceeds of the Offering.

         Net cash used in operations was $3.1 million for 1996. Net cash used in investing activities was $15.2 million, consisting primarily of cash paid for additions to property and equipment ($3.3 million), increase in capitalized software ($3.2 million), increase in short-term investments ($6.1 million), and loans convertible into shares of common stock ($5.6 million), partially offset by the proceeds of the sale of the Company's interest in Telemate S.A. and certain distribution rights ($3.8 million). Net cash provided by financing activities was $25.5 million, primarily representing net proceeds from the Offering of $44.9 million, partially offset by a $20.0 million reduction in short-term debt under the Credit Facility.

         Dividends paid during 1996 were $16.9 million, all by the Limited Liability Company. In September 1996, the Limited Liability Company received $16.9 million as repayment of its loans to Telcom Ventures. Also in September 1996, the Company advanced $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see notes 2 and 13 to the Consolidated Financial Statements).

         In November 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the convertible note agreement, the Company loaned CCS a total of approximately $0.6 million. Interest accrues on the loan at a variable rate equal to the prime rate plus 1.5%. The loan is convertible, at the Company's option, into shares representing 50.0% of the capital stock of CCS. The stock option agreement gives the Company an option to purchase an additional 10%, for a total purchase price of $0.15 million. On April 7, 1997 the Company provided CCS with notice of its intention to exercise both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

         In March 1996, the Company made investments in Pocket and NextWave of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consists of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consists of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the buildout and operation of networks obtained in the auction of C-Block licenses by the FCC and subject to risks typically associated with start-up entities, such as
(i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic operation of its PCS networks and (iv) delays encountered in the development and successful operation of their PCS networks.

         On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company has decided to fully reserve for its exposure with these customers and has consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax or $1.49 per share) at December 31, 1996. The $30.1 million special charge consists of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket and has significantly decreased the level of work performed for NextWave. Any work performed beyond March 31, 1997 for NextWave is being done solely on a prepayment basis. The Company anticipates lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers. Included in 1996 revenues and gross profit was $16.2 million and $6.5 million, respectively, related to Pocket and NextWave.

         Working capital was $37.2 million at December 31, 1996, compared to $17.6 million at December 31, 1995, an increase of $19.6 million or 111.0%. The increase was primarily due to the net proceeds of the Offering, increase in receivables and recognition of deferred tax assets as a result of (i) the conversion of the Company to a Subchapter C Corporation effective September 27, 1996 in connection with the Offering, (ii) the allocation of approximately $5.6 million of the purchase price for the ETP Acquisition to in-process research and development expenses and (iii) the special charge of $30.1 million related to Pocket and NextWave, all offset by an increase in accrued expenses and the establishment of a note payable for the purchase of ETP (see notes 2, 4, 9 and 11 to the Consolidated Financial Statements).

         Working capital was $17.6 million at December 31, 1995, compared to $31.5 million at December 31, 1994, a decrease of $13.9 million or 44.0%. The decrease was primarily due to the use of $10.0 million under the Company's financing facility (the "Nomura Facility") with Nomura Holding America, Inc. ("Nomura") during 1995 to pay dividends to Telcom Ventures, its then-parent company.

EXISTING INDEBTEDNESS

         In June 1994, the Company and Telcom Ventures sold $20 million and $30 million, respectively, of notes to MCI (the "Exchangeable Notes"), which notes are exchangeable, at certain times, consisting of 45 day periods commencing in June and August of 1997, 1998, and 1999, into 2,841,099 shares of Class A Common Stock. The Company distributed the proceeds of its loan to Telcom Ventures, for use by Telcom Ventures in its investment activities. The $30 million owed by Telcom Ventures was assumed by the Company immediately prior to the Merger

(see notes 2 and 13 to the Consolidated Financial Statements). The Company presently intends to exercise its option in August in 1977 to cause the Exchangeable Notes to be exchanged into Class A Common Stock. The events of default under the Exchangeable Notes (which would cause such notes to become due and payable) include non-payment and bankruptcy.

         Effective May 30, 1995, the Company entered into a credit facility with Nomura under which Nomura agreed to purchase from the Company up to $15.0 million of variable rate guaranteed senior secured notes (the "Nomura Notes"), $10.0 million of which were issued on June 5, 1995. The Nomura Notes were secured by substantially all the assets of the Company and a pledge of all of Telcom Ventures' membership interest in the Company. Chase Manhattan Bank Co., N.A. ("Chase") purchased the Nomura Notes in March 1996, and became the lender under these notes. Also in March 1996, the Company borrowed an additional $10.0 million from Chase (the "March 1996 Facility"), resulting in a total outstanding balance of $20.0 million.

         In June 1996, the Company entered into a new credit facility with Chase, as Administrative Agent, (the "Credit Facility") which replaced the March 1996 Facility. The Credit Facility consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million. The revolving loan commitment will expire in September 1999. Subject to certain restrictions on the minimum permitted amount of any prepayment and the requirement that certain notices of prepayment be given to Chase, the principal of the revolving loans is prepayable without penalty or premium, so long as the lenders are compensated for losses, costs and expenses attributable to any prepayment of any loan accruing interest at the fixed rate on a date other than the last day of the applicable interest period. Interest under the Credit Facility accrues at the Company's election (subject to certain restrictions and limitations contained in the credit agreement), at either (i) the variable rate equal to the higher of (a) the Federal Funds Rate plus 0.50%, and (b) the announced prime commercial lending rate of Chase, or (ii) the fixed rate for a designated period of time (1, 2, 3 or 6 months) equal to the rate at which U.S. dollar deposits are offered to leading banks in the London interbank market plus 1.25%.

         The payment and performance of the obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company, including the stock and membership interests of its subsidiaries. The Credit Facility requires that the Company satisfy certain financial tests, including the maintenance of certain leverage, debt service and other financial ratios, and that the Company meet certain minimum quarterly operating cash flow requirements. The Credit Facility also contains certain restrictive covenants which impose restrictions and/or limitations on the operations and activities of the Company including, among other things: the incurrence of indebtedness, and the terms thereof, the creation or incurrence of liens, investments and acquisitions, sales of assets, declaration or payment of dividends on or other payments or distributions to stockholders and capital expenditures. The Credit Facility provides for various events of default, including interest or principal payments defaults, breach of any condition or covenant that (in certain cases) continues unremedied for 30 days, materially adverse events, the rendering of one or more material judgments against the Company or any subsidiary thereof which is not vacated, satisfied, discharged, or stayed within 30 days, and certain events relating the bankruptcy or solvency of the Company. In addition, the Credit Facility provides for an event of default if, without the prior written consent of the lenders, (i) the Company sells, leases, assigns, transfers or otherwise disposes of any of its assets, other than in the ordinary course of business and in other limited circumstances, (ii) the Company merges with another corporation other than a wholly-owned subsidiary, (iii) any person or two or more persons acting in concert (other than Dr. Rajendra Singh, Neera Singh, any trusts for their benefit or for the benefit of their family members, and any of their respective affiliates which are controlled by any one or more of them) acquire beneficial ownership of more than 25% of the voting stock of the Company, or (iv) during any period of 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company (or other persons nominated by such individuals) cease for any reason to constitute a majority of the Board of Directors of the Company.

         In September 1996 in connection with the Merger, the Credit Facility was transferred from the Limited Liability Company to LCC International and amended and restated. Also in September 1996, approximately $16.2 million of the proceeds of the Offering was used to pay all amounts outstanding under the Credit Facility. No amounts were outstanding under the Credit Facility at December 31, 1996. Effective December 30, 1996 the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company (see notes 9 and 12 to the Consolidated Financial Statements).

INFLATION

         The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. It is estimated that the cost of replacing equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCC International, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Washington, D.C.

April 15, 1997
                                                           KPMG PEAT MARWICK LLP

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                             1994         1995        1996
                                                         ------------ ------------ ---------
Revenues (notes 6 and 9):
     Service revenues.......................             $    41,063  $  64,016    $  93,156
     Product revenues.......................                  34,992     40,445       48,414
                                                         -----------  ---------    ---------
      Total revenues                                          76,055    104,461      141,570
                                                         -----------  ---------    ---------
Cost of revenues:
     Cost of service revenues...............                  29,185     45,682       65,801
     Cost of product revenues...............                  21,299     25,455       32,039
                                                         -----------  ---------    ---------
      Total cost of revenues................                  50,484     71,137       97,840
                                                         -----------  ---------    ---------
Gross profit                                                  25,571     33,324       43,730
                                                         -----------  ---------    ---------
Operating expenses:
     Sales and marketing....................                   4,987      5,823        6,475
     General and administrative.............                   8,802     10,108       12,462
     In-process research & development (note 4)                   -          -         5,605
     Special charge (note 9)................                      -          -        30,050
     Non-cash compensation (note 15)........                   3,255      4,646        7,005
     Depreciation and amortization..........                   2,020      3,699        5,039
                                                         -----------  ---------    ---------
      Total operating expenses..............                  19,064     24,276       66,636
                                                         -----------  ---------    ---------
Operating income (loss).....................                   6,507      9,048      (22,906)
                                                         -----------  ---------    ----------
Other income (expense):
     Interest income........................                     496        625          925
     Interest expense.......................                    (717)    (2,818)      (3,050)
     Other                                                       721      1,027        2,376
                                                         -----------  ---------    ---------
      Total other income (expense)..........                     500     (1,166)         251
                                                         -----------  ---------    ---------
Income (loss) before income taxes...........                   7,007      7,882      (22,655)
Provision (benefit) for income taxes (note 11)                 2,037      3,142      (11,371)
                                                         -----------  ---------    ---------
Net income (loss)                                        $     4,970  $   4,740    $ (11,284)
                                                         ===========  =========    =========

Pro forma income (loss) data (unaudited) (note 3):
     Income (loss) before income taxes......                          $   7,882    $ (22,655)
     Pro forma provision (benefit) for income taxes
      (note 11)                                                           3,153       (1,886)
                                                                      ---------    ---------
     Pro forma net income (loss) (unaudited)                          $   4,729      (20,769)
                                                                      =========    =========
Pro forma net income (loss) per share (unaudited):                    $    0.36    $   (1.19)
                                                                      ==========   =========
Weighted average number of common shares and
  common share equivalents (unaudited):.....                             15,579       16,509

        The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     1995            1996
                                                                                  -----------     -----------
Assets:
Current assets:
     Cash and cash equivalents (note 5).............................              $     6,571     $    13,732
     Short-term investments (note 3)................................                      778           6,934
     Receivables, net of allowance for doubtful accounts of
       $3,131, and $17,942 at December 31, 1995 and 1996
          Trade accounts receivable (note 9)........................                   28,293          35,563
          Due from related parties and affiliates (notes 6 and 10)                      2,938           2,244
          Notes receivable (notes 6 and 9)..........................                    1,382              -
          Unbilled receivables (note 9).............................                    6,096           9,819
     Inventory (note 7)                                                                 4,949           6,387
     Deferred income taxes, net (note 11)...........................                       -           12,755
     Prepaid expenses and other current assets......................                      300           4,413
                                                                                  -----------     -----------
          Total current assets......................................                   51,307          91,847
Property and equipment, net (note 8)................................                    5,440           5,952
Software development costs, net of accumulated amortization
  of $1,058 and $2,676 at December 31, 1995 and 1996                                    3,745           5,069

Notes receivable (notes 9 and 10)...................................                       -              602
Investments in joint ventures (note 10).............................                    1,403           1,650
Deferred income taxes, net (note 11)................................                       -            4,584
Other assets (notes 4 and 9)........................................                      146           5,243
                                                                                  -----------     -----------
                                                                                  $    62,041     $   114,947
                                                                                  ===========     ===========
Liabilities and Shareholders' Equity:
Current liabilities:
     Note payable (notes 4 and 12)..................................              $    10,000     $    10,445
     Accounts payable...............................................                    2,243           6,218
     Accrued expenses (notes 9 and 15)..............................                   11,137          23,296
     Deferred revenue...............................................                    3,137           4,951
     Income taxes payable (note 11).................................                    6,312           7,446
     Obligations under Incentive Plans (note 15)....................                       -              448
     Other current liabilities (note 4).............................                      829           1,806
                                                                                  -----------     -----------
            Total current liabilities...............................                   33,658          54,610
Convertible subordinated debt (note 13).............................                   20,000          50,000
Obligations under Incentive Plans, net of current portion (note 15)                     8,623             807
Other liabilities (note 4)..........................................                        4           1,053
                                                                                  -----------     -----------
          Total liabilities.........................................                   62,285         106,470
Commitments and contingencies (notes 1, 10, 11, 14, 15, 16
and 17)

Preferred Stock:
     10,000 shares authorized; -0- shares issued and  outstanding                          -               -
Class A common stock; $.01 par value:
     70,000 shares authorized; -0- shares and 6,066 shares
     issued and outstanding at December 31, 1995 and 1996,
     respectively...................................................                       -               61
Class B common stock; $.01 par value:
     20,000 shares authorized; -0- shares and 8,461 shares
     issued and outstanding at December 31, 1995 and 1996,
     respectively...................................................                       -               85
Paid-in capital       ..............................................                       -           28,353
Retained earnings (deficit).........................................                       -          (16,422)
Cumulative foreign currency translation adjustment..................                      (79)           (100)
Note receivable from shareholder (note 6)...........................                   (9,382)         (3,500)
Members' capital....................................................                    9,217              -
                                                                                  -----------     -----------
        Total shareholders' (deficit) equity........................                     (244)          8,477
                                                                                  -----------     -----------
                                                                                  $    62,041     $   114,947
                                                                                  ===========     ===========



        The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                                 (IN THOUSANDS)



                                                                               COMMON STOCK            ADDITIONAL       RETAINED
                                                           PREFERRED           ------------              PAID-IN        EARNINGS
                                                             STOCK         CLASS A      CLASS B          CAPITAL        (DEFICIT)
                                                         ------------      -------      -------       ------------     -----------

Balances at December 31, 1993.........................   $     --       $      13      $      --      $      71        $  12,186
Net assets retained by LCC, Incorporated by
   Telcom Ventures upon  its formation................                        (13)                          (71)          (4,233)
Capital contributed to LCC, L.L.C. by Telcom
   Ventures upon its formation, net...................                                                       --           (6,351)
Dividends paid........................................         --                                            --               --
Net income (note 2)...................................         --                                            --           (1,602)
Cumulative foreign currency  translation
   adjustment.........................................         --                                            --               --
                                                         --------       ---------      ---------      ---------        ---------
Balances at December 31, 1994.........................         --              --             --             --               --
Loan to member (note 6)...............................         --                                            --               --
Dividends paid........................................         --                                            --               --
Net income............................................         --                                            --               --
Cumulative foreign currency
   translation adjustment.............................         --                                            --               --
                                                         --------       ---------      ---------      ---------        ---------
Balances at December 31, 1995.........................         --                                            --               --
Dividends paid........................................         --              --             --             --               --
Net income - pre-merger (note 2)......................         --              --             --             --               --
Cumulative foreign currency translation
   adjustment.........................................         --              --             --             --               --
Loan to member........................................         --              --             --          1,640               --
Repayment of loan to member...........................         --              --             --             --               --
Assumption of subordinated debt
   (notes 2 and 13)...................................         --              --             --        (30,000)              --
Merger of LCC, L.L.C. into LCC International,                  --              --            114         (2,920)              --
   Inc. (note 2)......................................
Net proceeds of initial public offering                        --              61            (29)        44,725               --
   (note 2)...........................................
Loan to shareholder (notes 2 and 6)...................         --              --             --             --               --
Issuance of stock options (note 15)...................         --              --             --         14,908               --
Net (loss) - post merger..............................         --              --             --             --          (16,422)
Cumulative foreign currency translation
   adjustment.........................................         --              --             --             --               --
                                                         --------       ---------      ---------      ---------        ---------
Balances at December 31, 1996........................    $     --       $      61      $      85      $  28,353        $ (16,422)
                                                         ========       =========      =========      =========        ==========


                                                           CUMULATIVE          NOTES
                                                             FOREIGN         RECEIVABLE
                                                             CURRENCY           FROM
                                                           TRANSLATION       SHAREHOLDER       MEMBERS'
                                                            ADJUSTMENT         (NOTE 6)        CAPITAL         TOTAL
                                                            ----------      -------------    ------------    -----------

Balances at December 31, 1993.........................    $                $      --         $      --       $  12,270
Net assets retained by LCC, Incorporated by
   Telcom Ventures upon  its formation................                            --                --          (4,317)
Capital contributed to LCC, L.L.C. by Telcom
   Ventures upon its formation, net...................                            --            16,690          10,339
Dividends paid........................................                            --            (9,285)         (9,285)
Net income (note 2)...................................                            --             6,572           4,970
Cumulative foreign currency  translation
   adjustment.........................................          (39)              --                               (39)
                                                          ---------        ---------         ---------       ---------
Balances at December 31, 1994.........................          (39)              --            13,977          13,938
Loan to member (note 6)...............................                        (9,382)               --          (9,382)
Dividends paid........................................                            --            (9,500)         (9,500)
Net income............................................                            --             4,740           4,740
Cumulative foreign currency
   translation adjustment.............................          (40)              --                               (40)
                                                          ---------        ---------         ---------       ---------
Balances at December 31, 1995.........................          (79)          (9,382)            9,217            (244)
Dividends paid........................................           --               --           (16,950)        (16,950)
Net income - pre-merger (note 2)......................           --               --             5,138           5,138
Cumulative foreign currency translation
   adjustment.........................................         (132)              --                --            (132)
Loan to member........................................           --           (7,568)               --          (5,928)
Repayment of loan to member...........................           --           16,950                --          16,950
Assumption of subordinated debt
   (notes 2 and 13)...................................           --               --                --         (30,000)
Merger of LCC, L.L.C. into LCC International,                   211               --             2,595              --
   Inc. (note 2)......................................
Net proceeds of initial public offering                          --               --                --          44,757
   (note 2)...........................................
Loan to shareholder (notes 2 and 6)...................           --           (3,500)               --          (3,500)
Issuance of stock options (note 15)...................           --               --                --          14,908
Net (loss) - post merger..............................           --               --                --         (16,422)
Cumulative foreign currency translation
   adjustment.........................................         (100)              --                --            (100)
                                                          ----------       ----------        ---------       ---------
Balances at December 31, 1996........................     $    (100)       $  (3,500)        $      --       $   8,477
                                                          ==========       ==========        =========       =========


        The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                                 (IN THOUSANDS)




                                                                   1994           1995            1996
                                                               -----------    -----------     ----------
Cash flows from operating activities:
    Net income (loss).................................         $    4,970     $    4,740      $  (11,284)
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Depreciation and amortization................              2,020          3,699           5,039
         Provision for doubtful accounts..............              2,083            622           2,937
         Non-cash compensation........................              3,255          4,646           7,005
         In-process research & development............                 --             --           5,605
         Special charge...............................                 --             --          30,050
         Income from investments in joint ventures, net              (181)          (732)           (346)
         Gain on disposition of joint venture, net....                 --             --            (514)
         Changes in operating assets and liabilities:
             Trade, unbilled, and other
               receivables............................             (9,513)       (12,260)        (23,378)
             Accounts payable and accrued expenses....              6,309         (2,411)          8,809
             Inventory................................             (2,245)          (377)         (1,154)
             Other current assets and liabilities.....              1,287          6,704         (14,359)
             Other noncurrent assets and
               liabilities............................                 18            126         (11,538)
                                                               ----------     ----------      -----------
Net cash provided by (used in) operating activities...              8,003          4,757          (3,128)
                                                               ----------     ----------      -----------
Cash flows from investing activities:
    Proceeds from sales of investment securities......                 19            357             558
    Purchase of investment securities.................               (108)          (682)         (6,714)
    Purchases of property and equipment...............             (2,403)        (4,222)         (3,263)
    Increase in capitalized software..................             (1,927)        (2,876)         (3,177)
    Investment in joint ventures......................               (150)          (350)           (787)
    Issuance of notes receivable......................                 --             --          (5,602)
    Proceeds from sale of investment in joint venture                  --             --           3,800
                                                               ----------     ----------      -----------
Net cash used in investing activities.................             (4,569)        (7,773)        (15,185)
                                                               ----------     ----------      -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                        --             --          44,902
    Proceeds from line of credit/note.................                 --         10,000          10,000
    Payments on line of credit/note...................                 --             --         (20,000)
    Proceeds from subordinated debt...................             20,000             --              --
    Distributions and loans to member.................             (4,850)        (9,382)         (5,928)
    Repayment of loans to member......................                 --             --          16,950
    Payments of dividends.............................             (9,285)        (9,500)        (16,950)
    Loan to shareholder...............................                 --             --          (3,500)
                                                               ----------     ----------      -----------
Net cash provided by (used in) financing
  activities..........................................              5,865         (8,882)         25,474
                                                               ----------     ----------      -----------
Net increase (decrease) in cash and cash
  equivalents.........................................              9,299        (11,898)          7,161
Cash and cash equivalents at beginning of period......              9,170         18,469           6,571
                                                               ----------     ----------      -----------
Cash and cash equivalents at end of period............         $   18,469     $    6,571      $   13,732
                                                               ==========     ==========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest.....................................         $      717     $    2,372      $    3,749
         Income taxes.................................                261            506           3,535

Supplemental schedule of non-cash investing and
    financing activities:
    Assumption of convertible debt (notes 2 and 13)...         $       --     $       --      $   30,000



    In December 1996, the Company purchased substantially all of the assets and liabilities of European Technology Partner AS, for a note payable of $10,445 and certain future obligations, including acquisition costs, of approximately $2,630. Assets of $9,800, including cash of $150 and liabilities of $2,300 were assumed in conjunction with the acquisition (see note 4).

         The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

(1)  DESCRIPTION OF OPERATIONS

         LCC International, Inc. and subsidiaries (also referred to herein as the "Company") is a leading provider of integrated services and products relating to the design and engineering of wireless communications systems. The services and products provided by the Company are as follows:

     SERVICES

         Engineering and design services -- The Company provides engineering and design services for cellular phone system operators, personal communication system (PCS) operators and other wireless communication system providers.

         Program management services -- The Company provides construction management services related to the build-out of wireless communications systems.

      PRODUCTS

       Software products -- The Company develops and markets proprietary software and data, which support the design and operation of wireless communications systems.

       Hardware products -- The Company designs, assembles and sells field measurement and network analysis tools used in the implementation, testing and maintenance of wireless communications systems.

    The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Future revenues are dependent upon the re-engineering of existing wireless communications systems, introduction of existing wireless technologies into new markets, the entrance of new wireless providers into existing markets, the introduction of new technologies and the retention of existing professional staff. Although the Company believes that its services and products are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

(2)  MERGER AND INITIAL PUBLIC OFFERING

    The Company is the successor to the business formerly conducted by LCC, L.L.C. ("LCC"). Effective September 27, 1996, in connection with the Company's initial public offering of Class A Common Stock, LCC merged with and into LCC International, Inc. The Company is the surviving company in the merger, and owns all of the assets and rights and is subject to all of the obligations and liabilities of LCC. Immediately prior to the merger, LCC assumed $30.0 million of convertible subordinated debt from Telcom Ventures, L.L.C. ("Telcom Ventures"), its parent company. The repayment obligation for principal and interest became the sole obligation of LCC and, following the merger, the sole obligation of the Company. The $30.0 million of convertible subordinated debt assumed from Telcom Ventures and the $20.0 million of existing convertible subordinated debt (see note 13) are due to a third party investor and are convertible at certain specified times, including during the 45 day period commencing on June 27, 1997 (Investor conversion right), the 45 day period commencing on August 27, 1997 (Company conversion right), and the respective periods in 1998 and 1999, and including upon certain extraordinary events, such as merger or sale of all assets of the Company, tender offer for more than 25% of the Common Stock or distribution of assets representing 5% or more of the total assets of the Company. Any conversion of one note must include the conversion of the other. The Company presently intends to exercise its conversion option in August

1997 to cause the convertible subordinated debt to be converted into 2,841,099 shares of Class A Common Stock.

    Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended. As of September 30, 1996, the Company recorded a one-time deferred income tax benefit of $8.7 million as a result of the change in its tax status from a Limited Liability Corporation to a Subchapter C Corporation. The income tax benefit has been recorded as a reduction of income tax expense in the accompanying consolidated statement of operations (see note 11).

    On September 30, 1996, the Company completed its initial public offering, which involved the sale of 6,037,500 shares (3,162,500 shares were sold by the Company and 2,875,000 shares were sold by the selling shareholder) of Class A Common Stock at $16.00 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions and other expenses of the offering were approximately $44.8 million.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    CASH EQUIVALENTS

    Cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

    SHORT-TERM INVESTMENTS

    Short-term investments consist of certificates of deposit and other highly liquid investments with maturity dates of more than three months from the date of acquisition, as well as municipal bonds of various maturities. The portfolio of municipal bonds held by the Company of $6.9 million at December 31, 1996 has been classified based on management's intentions as to future investment activity. Such investments are not intended to be held to maturity and are classified as "available for sale" and carried at market value with temporary unrealized gains (losses) charged directly to shareholders' equity. At December 31, 1996, the market value of the municipal bonds held by the Company approximated its cost. Other short-term investments are carried at cost plus accrued interest which approximates their market value. All short-term investments have maturity dates of one year or less.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services and products globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 1995 and 1996:

                                           1995       1996
                                        ---------   -------
                                           (IN THOUSANDS)
                 Latin America.......   $ 5,293     $ 3,482
                 Europe..............     3,070       5,009
                 Middle East.........     1,550         931
                 Asia Pacific........     5,644       8,950

    The Company's existing and potential customer base is diverse and includes start-up companies and foreign enterprises. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, or international developments (see notes 9 and 18).

    Revenues generated from one customer were approximately $14.0 million, $14.7 million, and $15.2 million, or 18.0%, 14.0%, and 10.8% of total revenues for 1994, 1995, and 1996, respectively. In addition, revenues from another customer were approximately $14.2 million or 10.0% of total 1996 revenues.

    INVENTORY

    Inventory, net of allowance for obsolete and slow moving inventory, consists of parts and accessories, and field measurement and network analysis tools is stated at the lower of cost, determined on an average cost basis, or market value.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

    Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from eighteen months to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their useful lives or the terms of the respective leases.

    GOODWILL AND RECOVERY OF LONG-LIVED ASSETS

    Cost in excess of the fair value of net assets acquired is amortized on a straight line basis over ten years.

    The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected future cash flows is less than the carrying amount of the asset.

    RESEARCH AND DEVELOPMENT EXPENDITURES

    The Company capitalizes software development costs, principally wages and contractor fees, when incurred, after establishing the commercial and technological feasibility of the product. These costs are amortized using the greater of the ratio of current product revenue to total current and anticipated product revenue or the straight-line method over the software's estimated economic life, generally ten to forty-eight months. During 1994, 1995, and 1996 the company recognized software amortization costs of approximately $131,000 and $927,000, and $1.9 million, respectively.

    The Company periodically performs an evaluation of the net realizable value of its capitalized software development costs. This evaluation requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenues, estimated product economic life, and changes in technology. No capitalized software development costs were written off in 1994 or in 1996. Approximately $130,000 of software development costs were written off in 1995.

    All other research and development expenditures are expensed in the period incurred. The amount of other research and development costs was approximately $477,000, $479,000 and $500,000 in 1994, 1995 and 1996, respectively.

    INVESTMENTS IN JOINT VENTURES

    The Company uses the equity method of accounting for its investments in, advances to and equity in the earnings and losses of its joint ventures.

    REVENUE RECOGNITION

    The Company's principal sources of revenue are engineering and design services, program management services, sales of field measurement and network analysis tools and software license agreements. The Company recognizes revenue from long-term fixed price contracts using the percentage-of-completion method, based on individual contract costs incurred to date compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. The Company recognizes revenue from software licenses either at the time the software is delivered and accepted or ratably over the contract term depending on the nature of the license arrangement. Generally, revenue on sales of field measurement and network analysis tools is recognized at the time the merchandise is shipped. Revenue from consulting and other software related services is recognized as such services are rendered. Revenue from post contract customer support (maintenance) agreements is recognized ratably over the period during which the services are to be performed. Revenue earned but not yet billed is reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected in one year.

    INCOME TAXES

    Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this statement, temporary differences arise as a result of the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    Certain of the Company's international operations are subject to local income taxation. Currently, the Company is subject to taxation on income from certain operations in Europe, Latin America, the Far East, the Middle East and the non-U.S. portions of North America where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a "permanent establishment" for tax reporting purposes. Foreign taxes account for a significant portion of the provision for income taxes as reflected in the Company's consolidated statements of operations (see note 11). The foreign taxes paid or accrued by the Company represent a potential credit for the Company against its federal income taxes.

    PRO FORMA INCOME (LOSS) DATA (UNAUDITED)

    The accompanying pro forma information has been prepared as if the Company was treated as a Subchapter C corporation for Federal and state income tax purposes from January 1, 1995.

    Pro forma net income (loss) per share information has been computed by dividing pro forma net income (loss) by the pro forma weighted average number of common shares outstanding and common share equivalents. Common share equivalents include all outstanding stock options after applying the treasury stock method and the assumed conversion of the Company's convertible subordinated debt.

    FOREIGN CURRENCY TRANSLATION

    Gains and losses on translation of the accounts of the Company's foreign operations where the local currency is the functional currency are accumulated and included in the cumulative foreign currency translation adjustment within the accompanying consolidated statement of shareholders' equity. Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

    PERVASIVENESS OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans. This statement establishes a fair value based method of accounting for stock based compensation plans.

    The Corporation will continue to account for stock-based compensation plans using the method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation will make pro-forma disclosures of net income as if the fair value based method of accounting as defined in SFAS No. 123 had been applied (see note 15).

    RECLASSIFICATION OF PRIOR-YEARS' BALANCES

    Prior-years' balances have been reclassified to conform with the current-year presentation.

(4)  ACQUISITION OF EUROPEAN TECHNOLOGY PARTNER AS

    On December 30, 1996, the Company acquired the business of European Technology Partner AS ("ETP"), a Norwegian limited liability company, pursuant to the terms of an Asset Purchase Agreement, dated as of December 30, 1996, between ETP and LCC International AS ("LCCI AS"), a Norwegian limited liability company and a wholly-owned subsidiary of the Company. Pursuant to the Asset Purchase Agreement, ETP transferred substantially all of its assets and liabilities to LCCI AS.

    As consideration for the acquisition of ETP's business, LCCI AS paid $13.1 million, including $250,000 of acquisition costs. Exclusive of the acquisition costs, (i) $10.5 million was paid in January 1997 in satisfaction of a note agreement dated December 30, 1996, (ii) $1.4 million is being held in escrow for two years as security for ETP's indemnity obligations under the Asset Purchase Agreement, and (iii) $667,000 and $308,000 will be paid in January 1998 and January 1999, respectively.

    The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition as determined by a preliminary independent appraisal. The preliminary appraisal allocated $3.0 million to the tangible and identifiable intangible assets net of liabilities assumed, $4.5 million to the cost in excess of net assets acquired ("goodwill") and $5.6 million to in-process research and development. Such in-process research and development represents a non-recurring charge to 1996 earnings. Goodwill is included in other assets in the accompanying consolidated balance sheet at December 31, 1996.

    The Company assumed ETP's rights and obligations under a credit facility with a Norwegian Bank in the total principal amount of approximately $1.1 million. Under the facility, the bank has a first priority security interest in accounts receivable and other assets up to the amount of the facility. At December 31, 1996, approximately $109,000 was outstanding under the facility at an interest rate of 7.5%. The facility is cancelable upon 14 days notice by the bank.

    If the acquisition of ETP had occurred on January 1, 1995, management estimates the Company's results of operations for the years ended December 31, 1995 and 1996 would have been as follows:


                                                           PRO FORMA
                                                  -------------------------
                                                       1995          1996
                                                  ------------   ----------
                                                   (IN THOUSANDS, EXCEPT
                                                 PER SHARE DATA - UNAUDITED)
                    Revenues                         $108,609      $147,970
                    Net income (loss)                   3,384      (17,248)
                    Net income (loss) per share         0.27         (1.02)


    The unaudited pro forma data above has been prepared based on assumptions management deems appropriate, and the results are not necessarily indicative of those that might have occurred had the transactions become effective at the beginning of the respective years. Pro forma net income (loss) and pro forma net income (loss) per share does not include the $5.6 million non-recurring in-process research and development charge described above, and for purposes of computing pro forma net income (loss) per share, assumes effective tax rates of 40% and 28% for U.S. and Norwegian activity, respectively.

(5)  CASH AND CASH EQUIVALENTS

    At December 31, cash and cash equivalents consisted of the following:


                                                         1995       1996
                                                      ---------  ---------
                                                         (IN THOUSANDS)
                    Cash in banks.................... $  1,402   $     593
                    Overnight repurchase agreements..    1,158       5,639
                    Short-term commercial paper......    4,011          --
                    Short-term money market funds....       --       7,500
                                                      --------   ---------
                                                      $  6,571   $  13,732
                                                      ========   =========

    The fair value of overnight repurchase agreements, short-term commercial paper and short-term money market funds approximate their carrying value.

(6)  RELATED PARTY TRANSACTIONS

    During 1995 and 1996, the Company provided services and products to Telcom Ventures and various other companies owned, in part, by Telcom Ventures or its members, as well as the Telemate joint venture until its sale in January 1996 (see note 10). Revenues earned during 1995 and 1996 for services and products provided to these customers were approximately $3.5 million and $2.0 million, respectively. Trade accounts receivables from these related parties were $1.9 million and $819,000 at December 31, 1995 and 1996, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates is unbilled receivables and advances to employees aggregating approximately $727,000 and $614,000 at December 31, 1995 and 1996, respectively. During calendar 1995 and 1996, program management services were provided to the Company by a joint venture with Koll Telecommunications Services L.L.C. ("Koll") (see note 10).

    During 1995 and 1996, the Company made certain payments on behalf of Telcom Ventures and its members which consisted primarily of payroll services, fringe benefit payments, facility related charges, business insurances, interest and foreign tax payments. At December 31, 1995 and 1996, outstanding amounts associated with these payments totaling $311,000 and $811,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

    At December 31, 1995, notes receivable of approximately $1.4 million consisted of two promissory notes due from an entity owned approximately 4.5 percent by a 100 percent-owned subsidiary of Telcom Ventures, and approximately
15.0 percent by a member of Telcom Ventures. The notes carried interest at approximately 16.5 percent and were payable monthly. Late payments were subject to an additional charge of 2.0 percent on the entire unpaid principal balance and any outstanding interest. The notes and all outstanding interest were paid in September 1996.

    In May 1995, the Company entered into a revolving promissory note with Telcom Ventures under which it had advanced approximately $9.4 million to Telcom Ventures as of December 31, 1995. The note carried a variable interest rate of prime plus 3.0 percent, escalating at .25 percent increments at various intervals over the term of the debt. At December 31, 1995, the note had an interest rate of prime plus 3.25 percent or 11.75 percent. Outstanding principal together with all accrued interest was due May 30, 2001. The outstanding note balance and associated accrued interest (total of $16.9 million) was paid in September 1996.

    In September 1996, the Company loaned $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30 million of convertible subordinated debt from Telcom Ventures (see note 2). The note is payable over five-years with equal annual principal payments over the term. Interest will accrue at the rate of LIBOR plus 1.75% and will be payable annually. The note is reflected as a reduction of shareholders' equity in the accompanying statement of shareholders' equity.

    On January 30, 1997, a customer of the Company acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of specialized mobile radio systems in Brazil, for $186 million in the customer's stock. WVB was principally owned by Telcom Ventures.

(7)  INVENTORY

    At December 31, 1995 and 1996, inventory consisted of the following:

                                                               1995      1996
                                                              ------    -------
                                                               (IN THOUSANDS)
        Field measurement and network analysis tools......... $4,450    $ 1,641
        Parts and accessories................................    840      5,488
                                                               5,290      7,129
        Less reserve for obsolete and slow moving inventory..  (341)      (742)
                                                              -------   -------
                                                              $4,949    $ 6,387
                                                              =======   =======

(8)  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1995 and 1996, consisted of the following:

                                                       1995           1996
                                                    ------------  -------------
                                                            (IN THOUSANDS)
              Computer equipment................... $      9,760  $     11,544
              Furniture and office equipment.......        3,145         3,505
              Purchased computer software..........        2,174         3,272
              Leasehold improvements...............        1,003         1,301
              Vehicles.............................          235           163
                                                    ------------  ------------
                                                          16,317        19,785
              Less accumulated depreciation and         (10,877)      (13,833)
                                                    ------------  ------------
              amortization.........................
                                                    $      5,440  $      5,952
                                                    ============  ============

    Beginning in 1995, purchased computer software includes the external costs of the conversion of the Company's financial information system.

(9)  SPECIAL CHARGE

    In March 1996, the Company made investments in Pocket Communications, Inc. (Pocket, formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. (NextWave) of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consists of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consists of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the buildout and operation of networks obtained in the auction of C-Block licenses by the FCC and are subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic partners, and (iv) delays encountered in the development and successful operation of their PCS networks.

    On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company has decided to fully reserve for its exposure with these customers and has consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax or $1.49 per share) at December 31, 1996. The $30.1 million special charge consists of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket and has significantly decreased the level of work performed for NextWave. Any work performed beyond March 31, 1997 for NextWave is being done solely on a prepayment basis. The Company anticipates lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers.

         Included in 1996 revenues and gross profit was $16.2 million and $6.5 million respectively, related to Pocket and NextWave.

(10)  INVESTMENTS IN JOINT VENTURES

    The Company's investments in joint ventures at December 31, 1995 and 1996, consisted of the following:


                                                              1995        1996
                                                          ----------  ----------
                                                              (IN THOUSANDS)
              Telemate S.A..............................  $      886  $       -
              Koll Telecommunications Services,  L.L.C..         517       1,650
                                                          ----------  ----------
                                                          $    1,403  $    1,650
                                                          ==========  ==========

    The Company had a 50.0 percent interest in Telemate S.A. (Telemate), which provides consulting services in connection with the implementation and operation of mobile communications systems in certain countries in Europe, Asia and Latin America. The Company provided design engineering services and software products to Telemate. Revenues earned related to these services were approximately $4.4 million, and $1.8 million in 1994 and 1995, respectively. Due from related parties and affiliates included approximately $554,000 due from Telemate as of December 31, 1995.

    The unaudited condensed financial statements of Telemate as of and for the years ended December 31, 1994 and 1995 were as follows:


                                                                1994             1995
                                                             ---------        -------
                                                                    (IN THOUSANDS)
                    CONDENSED STATEMENTS OF
                    OPERATIONS                               $        11,623  $        16,567
                    Revenues..............................
                    Cost and expenses.....................            11,165           15,255
                                                             ---------------  ---------------
                    Net income                               $           458  $         1,312
                                                             ===============  ===============
                    CONDENSED BALANCE SHEETS
                    Current assets........................   $         6,398  $         8,220
                    Noncurrent assets.....................             2,916            3,376
                    Current liabilities...................             5,261            5,334
                    Noncurrent liabilities................                --              369
                    Stockholders' equity..................             4,053            5,893

    In January 1996, the Company sold its 50.0 percent interest in Telemate and granted certain distribution rights for the Company's software and hardware products for $3.8 million. Approximately $1.4 million of the proceeds were received for the Company's investment in Telemate, resulting in a gain of approximately $514,000, which was recognized by the Company and included in other income in its calendar 1996 first quarter results. The remaining proceeds of $2.4 million were recorded as deferred revenue and are being amortized to other income over the 24 month life of the distribution agreement.

    The Company's investments also include a 33 1/3 percent interest in Koll, which was formed in October 1994 with two other unrelated entities. Koll provides site acquisition and construction management services to operators of wireless communications systems in the United States. The Company's interest in Koll was received in exchange for a cash investment of $150,000. During 1995 and 1996, the Company contributed an additional $350,000 and $587,000, respectively. Operating costs and expenses of the Company include services provided by Koll, in the amount of $537,000 and $206,000 in 1995 and 1996, respectively.

    The unaudited condensed financial statements of Koll as of and for the years ended December 31, 1995 and 1996 were as follows:

                                                                          1995               1996
                                                                          ----               ----
                                                                             (IN THOUSANDS)
                CONDENSED STATEMENTS OF OPERATIONS
                Revenues...................................        $       3,017     $        20,143
                Cost and expenses..........................                2,908              18,287
                                                                   -------------     ---------------
                Net income.................................        $         109     $         1,856
                                                                   =============     ===============
                CONDENSED BALANCE SHEETS
                Current assets.............................        $       1,841     $         6,969
                Noncurrent assets..........................                   82                 329
                Current liabilities........................                  726               2,487
                Stockholders' equity.......................                1,197               4,811

During 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the master service agreement, CCS will provide the Company with radio frequency engineers effective November 1, 1996. The agreement has an initial term of two years, and is automatically renewable for successive one-year terms unless terminated by the Company or CCS. Under the convertible note agreement, the Company loaned CCS a total of approximately $602,000 which is included in long-term notes receivable in the accompanying consolidated balance sheet. Interest accrues on the loan at a variable rate equal to the prime rate plus 1.5%. Interest is payable in arrears on the last day each of March 1997, June 1997, September 1997, and December 1997. The entire principal balance, together with any unpaid interest, is due January 2, 1998. The loan is convertible, at the Company's option, into shares representing 50% of the authorized capital stock and/or equity securities of CCS. The stock option agreement gives the Company an option to purchase an additional 10% of the common stock of CCS for a total purchase price of $150,000. On April 7, 1997, the Company provided CCS with notice of its intention to exercise both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

(11)  INCOME TAXES

    Effective September 27, 1996, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended ("IRC"). As a result, the Company recorded a one-time deferred income tax benefit of $8.7 million due to the change in tax status. The benefit is reflected in net income for the year ended December 31, 1996 as a reduction of the provision for income taxes. In conjunction with the acquisition of the assets of ETP, the Company recorded a deferred income tax benefit of approximately $1.6 million as a result of the allocation of approximately $5.6 million of the purchase price to in-process research and development expenses (see note 4). The benefit is recorded as a reduction of the provision for income taxes for the year ended December 31, 1996. Also, as a result of the reserves recorded related to the Company's receivables from, investments in and contract costs associated with Pocket and NextWave, the Company recorded a deferred income tax benefit of $5.5 million, net of a valuation allowance of $5.8 million (see note 9). The net benefit of $5.5 million is recorded as a reduction of the provision for income taxes for the year ended December 31, 1996. Prior to September 27, 1996, the Company was a Limited Liability Company and was not directly subject to U.S. Federal income taxes and certain state income taxes. Rather, the members were responsible for Federal income taxes and certain state income taxes on their proportionate share of taxable income. U.S. state and local income tax expense was generated from activities conducted in the several states that did not recognize the limited liability company as a flow-through entity and, therefore, required the Company to be taxed as if it were a corporation. Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a "permanent establishment" for tax reporting purposes.

    The provision (benefit) for income taxes consists of the following:

                                                  1994              1995               1996
                                                  ----              ----               ----
                                                                (IN THOUSANDS)

           Current:
               Federal.....................  $           --    $           --    $         2,052
               State and local.............              --               345                292
               Foreign.....................           2,037             2,797              3,624
                                             --------------    --------------              -----
                                                      2,037             3,142              5,968
                                             --------------    --------------              -----
           Deferred:
               Federal.....................              --                --          (14,024))
               State and local.............              --                --            (1,746)
               Foreign.....................              --                --            (1,569)
                                             --------------    --------------            -------
                                                         --                --           (17,339)
                                             --------------    --------------           --------
           Total...........................  $        2,037    $        3,142    $      (11,371)
                                             ==============    ==============    ==============

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 are presented below:



                                                                           (IN THOUSANDS)
               Deferred tax assets:
                    Accounts receivable, principally due to
               allowance                                                      $ 1,941
                      for doubtful accounts..........................
                    In-process research and development..............           1,569
                    Special charge:
                       Receivables                     4,653
                       Investment                      4,334
                       Accruals                        2,339.........          11,326
                                                       -----
                    Inventory valuation method.......................             886
                    Property and equipment...........................             509
                    Non-cash compensation............................           5,767
                    Accruals:
                       Vacation                          398
                       Incentive compensation            229
                       Accrued expenses                  896.........           1,523
                                                         ---
                    Telemate S.A. sale, principally due to
                      differences in recognition of income on sale of
                      distribution rights............................             452
                    Foreign tax credit deferral......................           1,118
                    Other............................................             295
                                                                                  ---
               Total gross deferred tax assets.......................          25,386
               Less valuation allowance..............................         (5,809)
                                                                               ------
               Net deferred tax assets...............................          19,577
                                                                               ------
               Deferred tax liabilities:
                    Software development costs.......................         (2,085)
                    Other............................................           (153)
                                                                                ----
               Total gross deferred liabilities......................         (2,238)
                                                                              ------
               Net deferred tax assets...............................         $17,339
                                                                              =======


    The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 1996 as follows:

                                                                           (IN THOUSANDS)
                                             Current asset..........       $   12,755
                                             Noncurrent asset.......            4,584
                                                                           ----------
                                                                           $   17,339
                                                                           ==========


    In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the special charge (see note 9) which generated a capital loss and the portion of the special charge which may ultimately limit the realization of foreign tax credits.

    The unaudited pro forma provisions (benefits) for income taxes presented in the consolidated statements of operations for the years ended December 31, 1995 and 1996, represent an estimate of the taxes that would have been recorded had the Company been a Subchapter C corporation as of January 1, 1995. The unaudited pro forma provisions (benefits) for income taxes for the years ended December 31, 1995 and 1996, consist of the following:

                                                          1995                  1996
                                                          ----                  ----

                                                                (IN THOUSANDS)

                       Pro forma (unaudited):
                            Federal...........    $             736     $           (2,140)
                            State.............                  604                   (232)
                            Foreign...........                1,813                    486
                                                  -----------------     ------------------
                       Total pro forma........    $           3,153     $           (1,886)
                                                  =================     ==================

    A reconciliation of the statutory Federal income tax rate and the unaudited pro forma effective rate for the years ended December 31, 1995 and 1996, follows.

                                                                          1995           1996
                                                                   -------------------------------
                                                                      PRO FORMA         PRO FORMA
                                                                   -------------------------------
                                                                     (UNAUDITED)       (UNAUDITED)
           Statutory federal income tax rate............                 35.0%            (35.0)%
           Effect of:
                State and local income taxes, net of
           federal tax                                                    5.0              (0.6)
                    benefit.............................
                Foreign.................................                 23.0               9.5
                Tax credits, net........................                (23.0)             (9.0)
                Valuation Allowance.....................                  -                26.8
                                                                    -------                ----
           Effective tax rate...........................                 40.0%             (8.3)%
                                                                    =========             ======

(12)  NOTE PAYABLE

    In May 1995, the Company entered into a $15.0 million financing facility with Nomura Holding America Inc. ("Nomura"). At December 31, 1995, $10.0 million had been drawn against the facility. Under the terms of the facility, at each six-month anniversary of issuance while the facility remained outstanding, the original interest rate of prime plus 3.0 percent increased by .25 percent. At December 31, 1995, the facility carried an interest rate of prime plus 3.25 percent or 11.75 percent. All unpaid principal and interest due under the facility was payable no later than May 30, 1997. The facility was secured by the pledging of substantially all of the Company's assets and Telcom Ventures' membership interest in the Company and was guaranteed by Telcom Ventures. In March 1996, LCC's financing facility with Nomura was purchased by Chase Manhattan Bank, N.A. (Chase). Also in March, additional draws aggregating $10.0 million were made by LCC, resulting in a total outstanding balance under the facility of $20.0 million.

    In June 1996, LCC entered into a new credit facility with Chase which replaced the March 1996 Facility. Under the new credit facility, Chase extended
(1) a revolving loan and letter of credit facility in an aggregate principal amount not to exceed the lesser of $12.5 million or 80% of LCC's receivables which are deemed "eligible" as a basis for obtaining credit, minus the aggregate amount of letter of credit obligations outstanding at such time, and (2) a term loan in the principal amount of $7.5 million. The availability of revolving loans and letters of credit was scheduled to expire on May 15, 1999. The term loan was scheduled to amortize in 20 equal quarterly installments with the final principal installment due on May 15, 2001. Interest on the loans was to accrue at LCC's election at either (1) a variable rate determined with reference to the higher of (a) the Federal funds rate plus one-half of one percent and (b) the announced prime commercial lending rate of Chase; or (2) a fixed rate determined with reference to the London Interbank Market. The payment and performance of the obligations of LCC under the credit facility were secured by substantially all the assets of LCC. The credit facility contained certain covenants which include the maintenance of debt service and other financial ratios as well as a restriction in the declaration or payment of dividends. The credit facility was guaranteed by Telcom Ventures. The guarantee terminated upon consummation of the Company's initial public offering (see note
2).

    In September 1996, the credit facility with Chase was transferred from LCC to the Company and was amended and restated to reflect the transactions contemplated by the merger of LCC with and into the Company immediately prior to the closing of the Company's initial public offering (see note 2). The credit facility consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million. The limitation on the amount of outstanding principal based on a calculation of "eligible" receivables as required in the May 1996 credit facility was eliminated. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either (i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The credit facility contains certain covenants which include the maintenance of financial ratios as well as a restriction in the declaration or payment of dividends. In September 1996, approximately $16.2 million of the proceeds of the Company's initial public offering was used to pay all amounts outstanding under the Company's credit facility with Chase. No amounts were outstanding under the credit facility at December 31, 1996. Effective December 30, 1996, the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company (see note 9).

(13)  CONVERTIBLE SUBORDINATED DEBT

    In June 1994, the Company issued to MCI Telecommunications Corporation ("MCI") a $20.0 million convertible Subordinated Note Due 2000 (the "Subordinated Note"). The Subordinated Note bears interest at a rate equal to the higher of 6.8 percent, payable semiannually. The entire principal amount of the Subordinated Note is due in June 2000. Upon the occurrence of certain specified events (including any merger of the Company with another company or any sale of substantially all of the Company's assets), the Subordinated Note will automatically be exchanged for 1,136,440 shares of the Company's Class A Common Stock. In addition, the investor has the right to exchange the Subordinated Note for 1,136,440 shares of the Company's Class A Common Stock:
(1) at any time during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Subordinated Note; and (2) upon the occurrence of certain other specified events. The Company has the right to exchange the Subordinated Note for 1,136,440 shares of the Company's Class A Common Stock: (1) if the investor does not exchange the Subordinated Note during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Subordinated Note; and (2) upon the occurrence of certain other specified events.

    In June 1994, Telcom Ventures issued a $30.0 million convertible Subordinated Note Due 2000 (the Telcom Ventures Subordinated Note) to the same investor. Upon the occurrence of certain specified events (including any merger of the Company with another company or any sale of substantially all of the Company's assets), the Telcom Ventures Subordinated Note will automatically be exchanged for 1,704,659 shares of the Company's Class A Common Stock. In addition, the investor has the right to exchange the Telcom Ventures Subordinated Note for 1,704,659 shares of the Company's Class A Common Stock:
(1) at any time during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Telcom Ventures Subordinated Note; and (2) upon the occurrence of certain other specified events. Telcom Ventures had the right to exchange the Telcom Ventures Subordinated Note for a 12.0 percent membership interest in the Company: (1) if the investor does not exchange the Telcom Ventures Subordinated Note during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Telcom Ventures Subordinated Note; and (2) upon the occurrence of certain other specified events. The Company fully and unconditionally guaranteed the obligations of Telcom Ventures under the Telcom Ventures Subordinated Note.

    Effective September 27, 1996, in connection with the Company's initial public offering of Class A Common Stock, the Company assumed the $30.0 million Telecom Ventures Subordinated Note from Telcom Ventures. As a result of this assumption the Company has the exclusive right to exercise all Telecom Ventures' rights under the Telecom Ventures Subordinated Note and is solely responsible for the payment of interest and principal thereunder (see note 2).

(14)  HEALTH AND RETIREMENT PLANS

         The Company has a defined contribution profit sharing plan under
Section 401(k) of the IRC that provides for voluntary employee contributions of
1.0 to 15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee's contribution up to 6.0 percent of each employee's compensation. Company contributions and other expenses associated with the plan were approximately $383,000, $419,000 and $454,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

         The Company is self-insured for group health life, and short and long-term disability claims up to certain stop losses.

(15)  INCENTIVE PLANS

    At December 31, 1996, the Company had three stock-based incentive plans and an incentive compensation plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans, consistent with FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro-forma amounts indicated below.


                                                                                    1995       1996
                                                                                    ----       ----
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                     PER SHARE DATA)

                              Pro forma net income       As reported........      $4,740      $(20,769)
                              (loss)
                                                         Pro forma..........      $4,740      $(21,099)

                              Pro forma net income       As reported........       $0.36        $(1.19)
                              (loss) per share
                                                         Pro forma..........       $0.36        $(1.21)


    Pro forma net income (loss) reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above as compensation cost is reflected over the options' vesting period of up to five-years and compensation cost for options granted prior to January 1, 1995 is not considered.

    The per share weighted-average fair value of stock options granted during 1996 was $4.25 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.4%, an expected life of 2 to 6 years and volatility of 48.0%.

    In April 1994, the Company adopted the Phantom Membership Plan (the Phantom Membership Plan). Under the Phantom Membership Plan, the Members Committee was authorized to grant awards (Phantom Membership Awards) to those employees of the Company whose responsibilities and decisions, in the Members Committee's opinion, affect the long-term sustained growth and profitability of the Company. Each Phantom Membership Award entitled the recipient thereof to receive, no later than May 1 of each year, an annual award based on a specified percentage of the

Company's net income for the preceding fiscal year. The Phantom Membership
Plan also included a long-term award. Under the long-term award, once a Phantom Membership Award was fully vested, the recipient had the right to require the Company to purchase, and the Company had the right to require such recipient to sell, all or any portion of the recipient's Phantom Membership Award based on the fair market value of the Company as defined under the Phantom Membership Plan. In connection with the Company's initial public offering, all long-term awards granted under the Phantom Membership Plan were replaced with options granted under the 1996 Employee Stock Option Plan and the annual award feature of the Phantom Membership Plan was terminated. The options vest over the original vesting period of the Phantom Membership Plan awards, generally the third or fifth anniversary of the date of grant.

    Compensation expense related to the annual award feature of the Phantom Membership Plan was $530,000, $608,000, and $764,000 for 1994, 1995, and 1996,
respectively, the liability for which is included in accrued expenses in the accompanying consolidated balance sheets. Non-cash compensation related to the long-term award feature of the Phantom Membership Plan, including compensation expense for membership awards converted to stock options under the 1996 Employee Stock Option Plan, was $3.3 million $4.6 million, and $7.0 million for 1994, 1995, and 1996, respectively, the liability for which was included in obligation under incentive plans at December 31, 1995 and paid-in capital at December 31, 1996 in the accompanying consolidated balance sheets. Prior to 1995, certain Awards under the Phantom Membership Plan were recognized over the estimated service period of the employee. The Company changed the method of accounting for the awards in 1995 to reflect compensation expense over the vesting period to better match the expense with the period earned by the employee. All periods presented have been revised to reflect this change in accounting.

    In March 1996, LCC adopted an Employee Option Plan for certain key executives under which the Members' Committee granted options for up to an aggregate six percent interest in the Company. Options representing approximately a 6.0% interest were outstanding as of March 15, 1996. The Options were granted at an exercise price equal to fair market value at time of grant, and generally became exercisable at 20% a year over a five-year period. Unexercised options generally expire 10 years after issuance.

    In connection with its initial public offering, the Company established the 1996 Employee Stock Option Plan, which authorized the issuance of up to 3,224,000 shares of Class A Common Stock pursuant to options granted under the plan. Options to purchase approximately 580,000 shares of Class A Common Stock at the offering price of $16 were granted to approximately 260 employees of the Company under the Company's 1996 Employee Stock Option Plan. The options vest with respect to one-third of the shares subject to option on each of the first three anniversaries of the date of grant. Unexercised options generally expire 10 years after issuance. In addition, options to purchase up to an aggregate of approximately 2,160,000 shares of Class A Common Stock were issued under the 1996 Employee Stock Option Plan to certain employees of the Company to replace the options granted by LCC in connection with the Employee Option Plan (see above) and the Phantom Membership Awards under the LCC Membership Plan adopted in 1994 (see above). The exercise price and number of options granted were intended to maintain a comparable value with the options/awards under the previous plans.

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

    The Company has reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by one of the investors in the Company. The option exercise price for these options will be 100% of the fair market value of the Class A Common Stock that was granted in connection with the Offering, and an additional option will be granted to purchase 15,000 shares of Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the Offering, and an additional 15,000 shares of Class A Common Stock on each of the next four anniversaries of the initial date of grant. Options granted will vest immediately. The options will expire no later than the fifth anniversary of the date of grant.

    Changes in stock options outstanding were as follows:

                                                                              WEIGHTED-
                                                           NUMBER OF           AVERAGE
                                                             SHARES         EXERCISE PRICE
                                                         (IN THOUSANDS)      (PER SHARE)
                                                        ----------------------------------
                 Balance as of December 31, 1995.......         -              $    -
                 Granted...............................       2,825               8.57
                 Exercised.............................         -                 -
                 Terminated............................        (12)              16.00
                                                               ----
                 Balance as of December 31, 1996.......       2,813               8.54
                                                              =====


    The following table summarizes information about options at December 31, 1996.


                                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                       ------------------------------------------------------------   ----------------------------------------
                                              WEIGHTED AVG.
     RANGE OF             NUMBER AT             REMAINING          WEIGHTED AVG.           NUMBER AT          WEIGHTED AVG.
  EXERCISE PRICES      DECEMBER 31,1996      CONTRACTUAL LIFE      EXERCISE PRICE      DECEMBER 31, 1996      EXERCISE PRICE
  ---------------      ----------------     -----------------      --------------      ------------------     --------------
                        (IN THOUSANDS)                                                  (IN THOUSANDS)

       $4.00                   1,337              9.75 years           $  4.00                 848              $  4.00
  $9.16 - $12.00                 818             9.21                     9.97                  31                 9.70
      $16.00                     658             9.20                    16.00                  80                16.00
                                 ---                                                           ---
                               2,813             9.50                     8.54                 959                 5.19
                               =====                                                           ===

    Under the Company's Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock are available for purchase by eligible employees of the Company beginning in 1997. Rights to purchase shares will be deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company's Board of Directors. The purchase price for each share will not be less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower.

    In September 1994, the Company adopted an Incentive Compensation Plan (the Incentive Compensation Plan). Under the Incentive Compensation Plan, the Members Committee was authorized to grant awards (Incentive Awards) to those employees of the Company whose responsibilities and decisions, in the Members Committee's opinion, affect the long-term sustained growth and profitability of the Company.

    Each Incentive Award entitles the recipient thereof to receive a cash payment on the date specified in the corresponding award agreement. To date, all Incentive Awards granted under the Incentive Compensation Plan are payable on the third anniversary of the grant thereof. At the discretion of the Members Committee, participating employees may borrow a portion of the total amount of their Incentive Awards.

    As of December 31, 1994 and 1995, 20 and 60 employees, respectively, had been granted Incentive Awards under the Incentive Compensation Plan. No new grants were made in 1996. Compensation expense accrued in connection with the distribution of the value of vested Incentive Awards was $87,000, $635,000, and $541,000 for the years ended December 31, 1994, 1995, and 1996, respectively, which has been included in obligations under incentive plans, net of current portion in the accompanying consolidated balance sheets.

(16)  LEASE COMMITMENTS

    The Company leases office facilities and certain equipment, principally in the United States, under operating leases expiring on various dates over the next ten years. The lease agreements include renewal options and provisions for rental escalations based on the Consumer Price Index and require the Company to pay for executory costs such as taxes and insurance. The lease agreements also allow the Company to elect an early out provision by giving notice and paying certain lease termination penalties.

    Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases which have been terminated (see below), the applicable portion of the benefit has been offset against the lease termination penalty. The total deferred rent benefit was approximately $1.4 million and $351,000 at December 31, 1995 and 1996, respectively.

    In November 1995, and December 1996, the Company gave notice of early lease termination to two of its landlords and recorded the lease termination penalties thereon in its calendar 1995 and 1996 financial statements. In May 1996, the Company entered into 10-year and 5-year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively. Future minimum rental payments related to these leases, as well as the termination payments for existing leases, are included in the balances below.

    Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are as follows:

                                                    (IN THOUSANDS)
                                                    --------------

                         1997.......               $         3,892
                         1998.......                         3,287
                         1999.......                         3,227
                         2000.......                         3,240
                         2001.......                         3,303
                         Thereafter                         18,591
                                                   ---------------
                                                   $        35,540
                                                   ===============

    Rent expense under operating leases was approximately $2.8 million, $3.5 million and $5.0 million for the years ended December 31, 1994, 1995, and 1996, respectively.

(17)  CONTINGENCIES

    The Company is party to various legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

(18)  GEOGRAPHIC DATA

    The Company maintains subsidiaries in France, Germany, Brazil, Norway and the United Kingdom. These entities primarily operate in the country in which they are domiciled. The remaining sales to Europe and principally all of the export sales to Latin America, Middle East-Africa and Asia-Pacific are U.S. services and products.

         Export sales by geographic region are as follows:

                                               1994             1995              1996
                                            ----------       ----------        -------
                                                               (IN THOUSANDS)
                   North America.......     $        1,260   $         3,330   $          2,965
                   Latin America.......              5,990             8,200             10,588
                   Europe..............             17,400             9,290              9,715
                   Middle East-Africa..                850             3,310              1,473
                   Asia-Pacific........              5,570            16,730             17,598
                                            --------------   ---------------   ----------------
                   Total export sales..     $       31,070   $        40,860   $         42,339
                                            ==============   ===============   ================



(19)  QUARTERLY DATA (UNAUDITED)

                                                           1995
                                       ----------------------------------------------------
                                           1ST         2ND          3RD             4TH
                                         QUARTER     QUARTER      QUARTER         QUARTER
                                       ----------  ----------   --------------    ---------
                                                                      (IN THOUSANDS)
    Revenues........................   $  21,140   $ 25,420     $   25,137      $   32,764
    Operating income  ..............       1,118        827          1,310           5,793
    Income before income taxes......         906        594            897           5,485
    Net income......................         536        206            376           3,622

                                                           1996
                                       ----------------------------------------------------
                                           1ST         2ND          3RD             4TH
                                         QUARTER     QUARTER      QUARTER         QUARTER
                                       ----------  ----------   --------------    ---------
                                                                       (IN THOUSANDS)
    Revenues.......................    $  27,088   $  33,276    $   37,856      $   43,350
    Operating income (loss) .......        2,561       1,854         2,644        (29,965)
    Income (loss) before
      income taxes ................        3,187       1,603         2,569        (30,014)
    Net income (loss)..............        2,479         542        10,881        (25,184)


See note 9 with respect to the special charge recorded by the Company in December 1996.

(20)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with SFAS No. 107 "Disclosure about Fair Value of Financial Instruments".

                                                                1995                          1996
                                                       -------------------------------------------
                                                        CARRYING      ESTIMATED FAIR    CARRYING        ESTIMATED FAIR
                                                         AMOUNT          VALUE           AMOUNT            VALUE
                                                         ------       ----------         ------         ---------
                                                                                         (IN THOUSANDS)

       Assets:
            Notes receivable - short term.........     $     1,382    $     1,382      $       -        $      -
            Notes receivable - long term..........               -              -            602             602
            Notes receivable from shareholder.....           9,382          9,382          3,500           3,500

       Liabilities:
            Note payable                                    10,000         10,000         10,445          10,445
            Convertible subordinated debt.........          20,000         20,000         50,000          52,560
       Off balance sheet  --  letters of credit...               -            450              -              76


    The carrying amounts of financial instruments, including cash and cash equivalents, accounts and notes receivable, the note payable as of December 31, 1996 and accounts payable approximated fair value as of December 31, 1995 and 1996 because of the relatively short duration of these instruments.

    NOTES RECEIVABLE FROM SHAREHOLDER -- the carrying value of the note receivable approximated the fair value as the receivable is treated as a deemed dividend.

    CONVERTIBLE SUBORDINATED DEBT -- the carrying value of the convertible subordinated debt approximated fair value as of December 31, 1995 based upon the Company's borrowing activities and assessment of then current prices offered for similar loans. The fair value at December 31, 1996 is based upon the conversion of the notes into 2,841,099 shares of the Company's Class A Common Stock.

    LETTERS OF CREDIT -- the fair value of letters of credit was estimated based on fees currently charged for similar agreements or the estimated cost to terminate or settle the obligations.

    Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of unconsolidated affiliates. As of December 31, 1995 one such guarantee was outstanding, which was issued to support a borrowing arrangement (see note 13). The Company's exposure for this guarantee was equal to the contractual amount of the guarantee of $30,000,000. No such guarantees were outstanding at December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Reference is made to the information set forth under the caption "Election of Directors" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

                 Reference is made to the information set forth under the caption "Election of Directors -- Executive Compensation" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Reference is made to the information set forth under the caption "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and -- "Certain Relationships and Related Transactions" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                 (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

                         Report of Independent Auditors.

                         Consolidated Statements of Operations - Years Ended December 31, 1994, 1995, and 1996.

                         Consolidated Balance Sheets as of December 31, 1995 and 1996.

                         Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31, 1994, 1995 and 1996.

                         Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1995 and 1996.

                         Notes to Consolidated Financial Statements.

                 (a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

                 Schedule II - Valuation and Qualifying Accounts

                 (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:



    EXHIBIT
     NUMBER     EXHIBIT DESCRIPTION
     ------     -------------------

        3.1  -- Restated Certificate of Incorporation of the Company.*
        3.2  -- Amended and Restated Bylaws of the Company.*
        4.1  -- Form of Class A and Class B Common Stock certificates.*
        4.2  -- LCC International, Inc. 1996 Directors Stock Option Plan.*
        4.3  -- LCC International, Inc. 1996 Employee Stock Option Plan.*
        4.4  -- LCC International, Inc. 1996 Employee Stock Purchase Plan.*
        4.5  -- Amendment No. 1 to LCC International, Inc. Employee Stock Purchase Plan**
       10.1  -- Lease Agreement dated July 23, 1990 between LCC, Incorporated and Second
                    Courthouse Plaza Association Limited Partnership, assigned to Telcom
                    Ventures, L.L.C. by agreement dated December 31, 1993, and further assigned to LCC, L.L.C. by agreement dated May 25, 1995, and Lease Extension
                    Agreement thereto, dated March 19, 1996.*
       10.2  -- Lease Agreement dated January 28, 1991 between Second Courthouse Plaza
                    Associates Limited Partnership and LCC, Incorporated and Lease Extension
                    Agreement thereto, dated March 19, 1996.*
       10.3  -- Assignment of Lease and Landlord's Consent to Assignment
                    dated December 31, 1993 by and between Second Courthouse
                    Plaza Associates Limited Partnership, LCC, Incorporated and
                    Telcom Ventures, L.L.C., as further assigned to LCC, L.L.C.
                    by agreement dated May 25, 1995.*
       10.4  -- Lease Extension Agreement dated December 31, 1993 by and among Second
                    Courthouse Plaza Associates Limited Partnership and Telcom Ventures, L.L.C.*
       10.5  -- 1994 LCC, L.L.C. Incentive Compensation Plan.*
       10.6  -- Sublease Agreement dated May 7, 1994 between LCC, L.L.C. and Minirth-Meier
                    Byrd Clinic, P.A.*
       10.7  -- Lease Agreement dated May 9, 1994 between Colonial Village Center Associates and LCC, L.L.C. and First Amendment thereto, dated May 1, 1995.*
       10.8  -- Subordinated Note due 2000 by Telcom Ventures, L.L.C. payable to MCI
                    Telecommunications Corporation dated June 28, 1994.*
       10.9  -- Subordinated Note due 2000 by LCC, L.L.C. payable to MCI Telecommunications
                    Corporation dated June 28, 1994.*
     +10.10  -- Agreement dated November 15, 1994 by and between LCC, L.L.C. and Pacific Bell
                    Mobile Services.*
    ++10.11  -- Amended and Restated Service Agreement, dated as of
                    October 1, 1996, by and between TSI, a division of LCC
                    International, Inc., and Nextel Communications, Inc.
    ++10.12  Amended and Restated Software License Agreement, dated as of
                    October 1, 1996 by and between LCC, a division of LCC
                    International, Inc., and Nextel Communications, Inc.
      10.13  -- Amended and Restated Shareholders' Rights Agreement dated February   , 1996
                    between NextWave Telecom Inc. and LCC, L.L.C.*

      10.14  -- Letter Agreement dated March   , 1996 between NextWave Telecom, Inc. and
                    LCC, L.L.C.*
     +10.15  -- Letter Agreement dated March 12, 1996 between NextWave Telecom, Inc. and
                    LCC, L.L.C.*
      10.16  -- Subscription Agreement dated March   , 1996 between NextWave Telecom, Inc.
                    and LCC, L.L.C.*
      10.17  -- Office Building Lease dated March 19, 1996 between Second
                    Courthouse Associates Limited Partnership and LCC, L.L.C.*
      10.18  -- Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
     +10.19  -- Letter Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR
                    Communications, Inc.*
      10.20  -- Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates
                    Limited Partnership for office space at 7925 Jones Branch Drive, McLean,
                    Virginia, 22102.*
      10.21  -- Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates
                    Limited Partnership for office space at 7927 Jones Branch Drive, McLean,
                    Virginia, 22102.*
      10.22  -- Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno
                    Penzias.*
      10.23  -- Credit Agreement dated June 14, 1996 among LCC, L.L.C., LCC Design Services,
                    L.L.C., LCC Development Company, L.L.C. and The Chase Manhattan Bank
                    (National Association).*
      10.24  -- Security Agreement dated June 14, 1996 among LCC, L.L.C., LCC Design
                    Services, L.L.C. and LCC Development Company, L.L.C., in favor of The
                    Chase Manhattan Bank (National Association).*
      10.25  -- Intellectual Property Security Agreement dated June 14, 1996 by LCC, L.L.C. in favor of The Chase Manhattan Bank (National Association).*
      10.26  -- Pledge Agreement dated June 14, 1996 among LCC, L.L.C.,
                    LCC Design Services, L.L.C. and LCC Development Company,
                    L.L.C., in favor of The Chase Manhattan Bank (National
                    Association).*
      10.27  -- Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures,
                    L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc.,
                    Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the
                    Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P.,
                    Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and
                    TC Group, L.L.C.*
      10.28  -- Registration Rights Agreement dated July 25, 1996 among LCC International, Inc.,
                    RF Investors, L.L.C. and MCI Telecommunications Corporation.*
      10.29  -- Form of Indemnity Agreement between LCC International, Inc. and each of
                    Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, J.
                    Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F.
                    Navarrete, Donald R. Rose, Gerard L. Vincent and Louis R. Olsen.*
      10.30  -- Overhead and Administrative Services Agreement dated August 27, 1996 between
                    LCC International, Inc. and Telcom Ventures, L.L.C.*
      10.31  -- Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC
                    International, Inc.*
      10.32  -- Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
      10.33  -- Amended and Restated Securityholders Agreement dated July 25,
             1996 among Telcom Ventures, L.L.C., LCC, Incorporated, TC Group,
             L.L.C., LCC, L.L.C. and MCI Telecommunications Corporation.*
      10.34  -- Amendment to Subordinated Note due 2000 by Telcom Ventures, L.L.C. payable to
                    MCI Telecommunications Corporation dated July 25, 1996.*
      10.35  -- Amendment to Subordinated Note due 2000 by LCC, L.L.C. payable to MCI

                    Telecommunications Corporation dated July 25, 1996.*
      10.36  -- Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
      10.37  -- Form of Stock Option Agreement between LCC International, Inc. and the Carlyle
                    Option Designees.*
      10.38  -- Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
      10.39  -- Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
      10.40  -- Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996
                    Employee Option Plan).*
      10.41  -- Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than
                    Mark D. Ein).*
      10.42  -- Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
      10.43  -- Form of Phantom Membership Plan Exchange Agreement.*
      10.44  -- Revolving Credit Note dated June 14, 1996 by LCC, L.L.C. to The Chase
                    Manhattan Bank (National Association) in the amount of $12,500,000.*
      10.45  -- Term Note dated June 14, 1996 by LCC, L.L.C. to The Chase Manhattan Bank
                    (National Association) in the amount of $7,500,000.*
      10.46  -- Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno
                    Penzias.*
      10.47  -- Lease Agreement dated July 17, 1992 between Colonial Village Center Associates and Telecom Solutions, Inc., assigned to Telcom Ventures, L.L.C. by agreement dated December 30, 1993, amended by Amendment to Lease dated June 10, 1994, and further assigned to LCC, L.L.C. by agreement dated
                    September   , 1996.*
      10.48  -- Form of Notice of Assignment of Subordinated Note Due 2000 from Telcom
                    Ventures, L.L.C. and LCC International, Inc. to MCI Telecommunications
                    Corporation.*
      10.49  -- Form of Second Amendment to Subordinated Note Due 2000 by Telcom Ventures,
                    L.L.C. and LCC International, Inc. payable to MCI Telecommunications
                    Corporation.*
      10.50  -- Form of Third Amendment to Subordinated Note Due 2000 by Telcom Ventures,
                    L.L.C. and LCC International, Inc. payable to MCI Telecommunications
                    Corporation.*
      10.51  -- Amendment to Amended and Restated Securityholders
                    Agreement dated September 19, 1996 among Telcom Ventures,
                    L.L.C., LCC, Incorporated, TC Group, L.L.C., LCC, L.L.C. and
                    MCI Telecommunications Corporation.*
      10.52  -- Series D Convertible Debenture Due March 27, 2001 by DCR Communications,
                    Inc. dated March 27, 1996.*
      10.53  -- Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc.
                    dated May 10, 1996.*
      10.54  -- Form of Amended and Restated Credit Agreement dated as September , 1996 among LCC International, Inc., LCC Design Services, L.L.C.,
                    LCC Development Company, L.L.C., The Lenders Signatory hereto and The Chase Manhattan Bank as Administrative Agent.*
      10.55  -- Form of $20 Million Revolving Credit Note of LCC, International, Inc. to The
                    Chase Manhattan Bank dated September  , 1996.*
      10.56  -- Form of Subordination and Intercreditor Agreement dated as of September   , 1996
                    by and among The Chase Manhattan Bank, as administrative agent, MCI
                    Telecommunications Corporation and LCC International, Inc.*
      10.57  -- Asset Purchase Agreement, dated as of December 30, 1996, between European

                    Technology Partner AS and LCC International AS ***
      10.58  -- First Amendment Agreement, dated as of December 30, 1996, among LCC International,
                Inc., LCC Design Services, L.L.C., LCC Development Company, L.L.C., The Lenders
                Signatory Hereto and The Chase Manhattan Bank as Administrative Agent.
         11  -- Computation of Earnings Per Common Shares.
         21  -- Subsidiaries of the Company.
       23.1  -- Consent of KPMG Peat Marwick LLP.
         27  -- Financial Data Schedule.

*    Incorporated by reference to the Exhibits on the Company's Registration Statement on Form S-1
     (Registration No. 333-6067)
**   Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8
     (File No. 333-17803) which was filed with the Securities and Exchange Commission on December 13, 1996.
***  Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on
     January 14, 1997.
+    Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++   Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

    (b) Financial Statement Schedules.

    Schedule II -- Valuation and Qualifying Accounts

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


                 (b)   None.

                 (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

                 (d)   None.

                                GLOSSARY OF TERMS

    "A-block auction" -- An auction held by the FCC to award 30 MHz PCS licenses for 51 MTAs. The A-block auction, held in conjunction with the B-block auction, was concluded in March 1995, and licenses were awarded on June 23, 1995.

    "alphanumeric" -- A message or other type of readout containing both letters ("alphas") and numbers ("numerics"). In cellular, "alphanumeric memory dial" is a special type of dial-from-memory option that displays both the name of the individual and that individual's phone number on the cellular phone handset. The name also can be recalled by using the letters on the phone keypad. By contrast, standard memory dial recalls numbers from number-only locations.

    "AMPS" -- Advanced Mobile Phone Service. The United States analog cellular standard.

    "analog" -- A method of storing, processing and transmitting information through the continuous variation of a signal.

    "antenna" -- A device for transmitting and/or receiving signals.

    "B-block auction" -- An auction held by the FCC to award 30 MHz PCS licenses for 51 MTAs. The B-block auction, held in conjunction with the A-block auction, was concluded in March 1995, and licenses were awarded on June 23, 1995.

    "base station" -- A fixed site with network equipment that is used for RF communications with mobile stations, and is part of a cell, or a sector within a cell, and is backhauled to an MTSO or other part of a cellular system.

    "Broadband PCS" -- High frequency, next generation wireless services.

    "BTA" -- Basic Trading Area. A service area designed by Rand McNally and adopted by the FCC to promote the rapid deployment and ubiquitous coverage of PCS and providers. There are 493 BTAs in the United States.

    "C-block auction" -- An auction held by the FCC to award 30 MHz PCS licenses for 493 BTAs to entrepreneurial businesses having gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million. Bidding credits and installment payment options were granted to small businesses having average gross revenues for the preceding three years of less than $40 million. The C-block auction was concluded in May 1996. Licenses were awarded in late 1996 and early 1997.

    "CDMA" -- Code Division Multiple Access. A digital wireless transmission technology for use in cellular telephone communications, PCS and other wireless communications systems. CDMA is a spread spectrum technology in which calls are assigned a pseudo random code to encode digital bit streams. The coded signals are then transmitted over the air on a frequency between the end user and a cell site, where they are processed by a base station. CDMA allows more than one wireless user to simultaneously occupy a single RF band.

    "cell" -- The basic geographic unit of a cellular system.

    "cellular network" -- A telephone system based on a grid of "cells" deployed primarily at 800 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment.

    "cell-splitting" -- Adding a cell to overlap coverage of an existing site, which adds capacity to the area served by that existing site.

    "channel" -- A single path, either RF or voice, for transmitting electrical signals.

    "D-block auction" -- An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The D-block auction, held in conjunction with the E-block and F-block auctions, was concluded on January 14, 1997. Licenses have not yet been awarded.

    "DCS" -- Digital Communications Service. A GSM-based system in the PCS band.

    "digital" -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

    "digital protocols" -- Methodologies that serve to manage the communication for digital signal transmission. CDMA and TDMA are examples of high level digital protocols.

    "E-block auction" -- An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The E-block auction, held in conjunction with the D-block and F-block auctions, was concluded on January 14, 1997. Licenses have not yet been awarded.

    "ESMR" -- Enhanced Specialized Mobile Radio is a radio communications system that employs digital technology with a multi-site configuration that permits frequency reuse but used in the SMR frequencies, offering enhanced dispatch services to traditional analog SMR users.

    "ETACS" -- Enhanced Total Access Cellular System. The European analog cellular standard.

    "F-block auction" -- An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The F-block auction, held in conjunction with the D-block and E-block auctions, was concluded on January 14, 1997. Licenses have not yet been awarded.

     "FCC" -- Federal Communications Commission. The government agency responsible for regulating telecommunications in the United States.

    "frequency" -- The number of cycles per second, measured in hertz, of a periodic oscillation or wave in radio propagation.

    "Global Positioning System" -- A satellite-based network provided by the U.S. government which allows the user thereof to pinpoint precisely his or her location at any place in the world.

    "GSM" -- Global System for Mobile Communications. A distributed open networking architecture standard for digital wireless systems world-wide.

    "hand-off" -- The act of transferring communication with a mobile unit from one base station to another. A hand-off transfers a call from the current base station to the new base station.

    "hertz" -- A measurement of electromagnetic energy, equivalent to one "wave" or cycle per second.

    "iDEN" -- Integrated Dispatch Enhanced Network. iDEN is a technology and a network solution for providing communications services in the SMR spectrum.

    "INFLEXION" -- A technology for providing voice narrowband PCS developed by Motorola.

    "infrastructure equipment" -- Fixed infrastructure equipment consisting of base stations, base station controllers, antennas, switches, management information systems and other equipment making up the backbone of the wireless communication system that receives, transmits and processes signals from and to subscriber equipment and/or between wireless systems and the public switched telephone network.

    "IS-136" -- North American Interim Standard-digital TDMA system specification.

    "KHz" -- Kilohertz (one thousand hertz).

    "LMDS" -- Local Multipoint Distribution System. A system that delivers video programming services over microwave channels received by subscribers with a special antenna. Operates at a higher frequency, has more spectrum allocated to it, and has more channel capacity than MMDS.

    "MHz" -- megahertz (millions of hertz).

    "microcells" -- Cell sites with small coverage radius. Antenna heights are generally low, being 40 feet in height or less.

    "microcell site" -- comprised of a microcell base station and electrical and transmission termination equipment. This equipment provides the radio interface between the PCS network and the customer's handset, and differs from the mini base station in its reduced physical dimensions and included integrated antennas. These units are the size of a medium-sized suitcase, allowing mounting on walls and poles.

    "MMDS" -- Multichannel multipoint distribution system. A system that delivers video programming services over microwave channels received by subscribers with a special antenna. Sometimes referred to as "wireless cable systems".

    "MTA" -- Major Trading Area. A PCS area designed by Rand McNally and adopted by the FCC. There are 51 MTAs in the United States.

    "MTSO" -- Mobile Telephone Switching Office. The central computer that connects a cellular phone call to the public telephone network. The MTSO controls the entire system's operations, including monitoring calls, billing and handoffs.

    "Narrowband PCS" -- Identifier given by the FCC for PCS spectrum in the 900 MHz frequency range. 50/50 KHz (paired), 50/12.5 KHz (paired) and 50 KHz (unpaired) were recently auctioned by the FCC and purchased by companies such as PageNet, Inc., Mtel, AT&T Corporation, and MobileComm. Narrowband PCS is expected to provide advanced data and voice communications for devices traditionally known as radio pagers, including acknowledgment and two-way paging capability.

    "network equipment" -- The fixed infrastructure consisting of base stations, base station controllers, mobile switching centers and related information processing control points that manages communications between the mobile unit and the public switched telephone network.

    "PCS" -- Personal Communications Services. FCC terminology describing intelligent, digital wireless, personal two-way communications systems.

    "PCS 1900" -- 1900 MHz GSM-based digital cellular radio technology.

    "Public Switched Telephony Network" -- The wireline telephone network.

    "REFLEX(TM)" -- Two way narrowband PCS protocol developed by Motorola.

    "RF" -- Radio frequency. Frequencies of the electromagnetic spectrum that are associated with radio wave propagation.

    "SMR" -- Specialized Mobile Radio, referring to systems that serve non-public special mobile communication markets (for example, taxi cabs). Recent FCC rulings have permitted these operators to offer cellular-like services to the public.

    "switch" -- A central facility capable of routing calls from one point to another. Usually a point of connection to the PSTN.

    "TDMA" -- Time Division Multiple Access. A digital wireless transmission technology that converts analog voice signals into digital data and puts more than one voice channel on a single RF channel by separating the users in time.

    "UNIX" -- A multiuser, multitasking operating system.

    "uplink" -- The radio path from a handset or mobile user to the cell site.

    "wireless" -- A radio-based system allowing transmission of telephone and/or data signals through the air without a physical connection, such as a metal wire or fiber optic cable.

    "wireless local loop" -- A system that eliminates the need for a wire loop connecting users to the public switched telephone network, which is used in conventional wired telephone systems, by transmitting voice messages over radio waves for the "last mile" connection between the location of the customer's telephone and a base station connected to the network equipment.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of April, 1997.


                                              LLC INTERNATIONAL, INC.


                                              By      /s/ Rajendra Singh
                                                      ------------------
                                                      Rajendra Singh
                                                      Chairperson of the Board
                                                      of Directors

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures                        Title                           Date
----------                        -----                           ----


/s/ Rajendra Singh
-------------------------
    Rajendra Singh                Chairperson of the Board        April 15, 1997
                                   of Directors
                                  (Principal Executive Officer)


/s/ Neera Singh
-------------------------
    Neera Singh                   Director                        April 15, 1997


/s/ Piyush Sodha
-------------------------
    Piyush Sodha                  Director, President and         April 15, 1997
                                  Chief Executive Officer
                                  (Principal Executive Officer)


/s/ Richard Hozik
-------------------------
    Richard Hozik                 Senior Vice President,          April 15, 1997
                                  Treasurer and Chief Financial
                                  Officer and (Principal
                                  Financial Officer and Principal
                                  Accounting Officer)


                                                                     SCHEDULE II



                                                  VALUATION AND QUALIFYING ACCOUNTS

             Column A                Column B                        Column C                  Column D                Column E
--------------------------------- ----------------- ---------------------------------------- ----------------      ------------
                                                                     Additions
                                                    ---------------------------------------
                                    Balance at          Charged to          Charges to                                   Balance at
            Description           beginning of          costs and         other accounts         Deductions (1)        end of period
--------------------------------- -------------         ----------        --------------         --------------        -------------
                                      period             expenses
                                      ------             --------


Year ended December 31,
1994
   Allowance for doubtful
accounts                              1,083               2,083                  -                    370                  2,796

Year ended December 31,
1995
   Allowance for doubtful
accounts                              2,796                622                   -                    287                  3,131

Year ended December 31,
1996
   Allowance for doubtful
accounts                              3,131               15,942                 -                   1,131                 17,942



(1) Deduction for write-off of receivables to allowance account.

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER     EXHIBIT DESCRIPTION
     ------     -------------------

        3.1  -- Restated Certificate of Incorporation of the Company.*
        3.2  -- Amended and Restated Bylaws of the Company.*
        4.1  -- Form of Class A and Class B Common Stock certificates.*
        4.2  -- LCC International, Inc. 1996 Directors Stock Option Plan.*
        4.3  -- LCC International, Inc. 1996 Employee Stock Option Plan.*
        4.4  -- LCC International, Inc. 1996 Employee Stock Purchase Plan.*
        4.5  -- Amendment No. 1 to LCC International, Inc. Employee Stock Purchase Plan**
       10.1  -- Lease Agreement dated July 23, 1990 between LCC, Incorporated and Second
                    Courthouse Plaza Association Limited Partnership, assigned to Telcom
                    Ventures, L.L.C. by agreement dated December 31, 1993, and further assigned to LCC, L.L.C. by agreement dated May 25, 1995, and Lease Extension
                    Agreement thereto, dated March 19, 1996.*
       10.2  -- Lease Agreement dated January 28, 1991 between Second Courthouse Plaza
                    Associates Limited Partnership and LCC, Incorporated and Lease Extension
                    Agreement thereto, dated March 19, 1996.*
       10.3  -- Assignment of Lease and Landlord's Consent to Assignment
                    dated December 31, 1993 by and between Second Courthouse
                    Plaza Associates Limited Partnership, LCC, Incorporated and
                    Telcom Ventures, L.L.C., as further assigned to LCC, L.L.C.
                    by agreement dated May 25, 1995.*
       10.4  -- Lease Extension Agreement dated December 31, 1993 by and among Second
                    Courthouse Plaza Associates Limited Partnership and Telcom Ventures, L.L.C.*
       10.5  -- 1994 LCC, L.L.C. Incentive Compensation Plan.*
       10.6  -- Sublease Agreement dated May 7, 1994 between LCC, L.L.C. and Minirth-Meier
                    Byrd Clinic, P.A.*
       10.7  -- Lease Agreement dated May 9, 1994 between Colonial Village Center Associates and LCC, L.L.C. and First Amendment thereto, dated May 1, 1995.*
       10.8  -- Subordinated Note due 2000 by Telcom Ventures, L.L.C. payable to MCI
                    Telecommunications Corporation dated June 28, 1994.*
       10.9  -- Subordinated Note due 2000 by LCC, L.L.C. payable to MCI Telecommunications
                    Corporation dated June 28, 1994.*
     +10.10  -- Agreement dated November 15, 1994 by and between LCC, L.L.C. and Pacific Bell
                    Mobile Services.*
    ++10.11  -- Amended and Restated Services Agreement, dated as of
                    October 1, 1996, by and between TSI, a division of LCC
                    International, Inc., and Nextel Communications, Inc.
    ++10.12  Amended and Restated Software License Agreement, dated as of
                    October 1, 1996 by and between LCC, a division of LCC
                    International, Inc., and Nextel Communications, Inc.
      10.13  -- Amended and Restated Shareholders' Rights Agreement dated February   , 1996
                    between NextWave Telecom Inc. and LCC, L.L.C.*
      10.14  -- Letter Agreement dated March   , 1996 between NextWave Telecom, Inc. and
                    LCC, L.L.C.*
     +10.15  -- Letter Agreement dated March 12, 1996 between NextWave Telecom, Inc. and
                    LCC, L.L.C.*
      10.16  -- Subscription Agreement dated March   , 1996 between NextWave Telecom, Inc.
                    and LCC, L.L.C.*
      10.17  -- Office Building Lease dated March 19, 1996 between Second
                    Courthouse Associates Limited Partnership and LCC, L.L.C.*
      10.18  -- Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
     +10.19  -- Letter Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR

                    Communications, Inc.*
      10.20  -- Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates
                    Limited Partnership for office space at 7925 Jones Branch Drive, McLean,
                    Virginia, 22102.*
      10.21  -- Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates
                    Limited Partnership for office space at 7927 Jones Branch Drive, McLean,
                    Virginia, 22102.*
      10.22  -- Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno
                    Penzias.*
      10.23  -- Credit Agreement dated June 14, 1996 among LCC, L.L.C., LCC Design Services,
                    L.L.C., LCC Development Company, L.L.C. and The Chase Manhattan Bank
                    (National Association).*
      10.24  -- Security Agreement dated June 14, 1996 among LCC, L.L.C., LCC Design
                    Services, L.L.C. and LCC Development Company, L.L.C., in favor of The
                    Chase Manhattan Bank (National Association).*
      10.25  -- Intellectual Property Security Agreement dated June 14, 1996 by LCC, L.L.C. in favor of The Chase Manhattan Bank (National Association).*
      10.26  -- Pledge Agreement dated June 14, 1996 among LCC, L.L.C.,
                    LCC Design Services, L.L.C. and LCC Development Company,
                    L.L.C., in favor of The Chase Manhattan Bank (National
                    Association).*
      10.27  -- Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures,
                    L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc.,
                    Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the
                    Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P.,
                    Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and
                    TC Group, L.L.C.*
      10.28  -- Registration Rights Agreement dated July 25, 1996 among LCC International, Inc.,
                    RF Investors, L.L.C. and MCI Telecommunications Corporation.*
      10.29  -- Form of Indemnity Agreement between LCC International, Inc. and each of
                    Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, J.
                    Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F.
                    Navarrete, Donald R. Rose, Gerard L. Vincent and Louis R. Olsen.*
      10.30  -- Overhead and Administrative Services Agreement dated August 27, 1996 between
                    LCC International, Inc. and Telcom Ventures, L.L.C.*
      10.31  -- Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC
                    International, Inc.*
      10.32  -- Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
      10.33  -- Amended and Restated Securityholders Agreement dated July 25,
             1996 among Telcom Ventures, L.L.C., LCC, Incorporated, TC Group,
             L.L.C., LCC, L.L.C. and MCI Telecommunications Corporation.*
      10.34  -- Amendment to Subordinated Note due 2000 by Telcom Ventures, L.L.C. payable to
                    MCI Telecommunications Corporation dated July 25, 1996.*
      10.35  -- Amendment to Subordinated Note due 2000 by LCC, L.L.C. payable to MCI
                    Telecommunications Corporation dated July 25, 1996.*
      10.36  -- Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
      10.37  -- Form of Stock Option Agreement between LCC International, Inc. and the Carlyle
                    Option Designees.*
      10.38  -- Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
      10.39  -- Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
      10.40  -- Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC,

                    L.L.C. 1996 Employee Option Plan).*
      10.41  -- Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than
                    Mark D. Ein).*
      10.42  -- Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
      10.43  -- Form of Phantom Membership Plan Exchange Agreement.*
      10.44  -- Revolving Credit Note dated June 14, 1996 by LCC, L.L.C. to The Chase
                    Manhattan Bank (National Association) in the amount of $12,500,000.*
      10.45  -- Term Note dated June 14, 1996 by LCC, L.L.C. to The Chase Manhattan Bank
                    (National Association) in the amount of $7,500,000.*
      10.46  -- Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno
                    Penzias.*
      10.47  -- Lease Agreement dated July 17, 1992 between Colonial Village Center Associates and Telecom Solutions, Inc., assigned to Telcom Ventures, L.L.C. by agreement dated December 30, 1993, amended by Amendment to Lease dated June 10, 1994, and further assigned to LCC, L.L.C. by agreement dated
                    September   , 1996.*
      10.48  -- Form of Notice of Assignment of Subordinated Note Due 2000 from Telcom
                    Ventures, L.L.C. and LCC International, Inc. to MCI Telecommunications
                    Corporation.*
      10.49  -- Form of Second Amendment to Subordinated Note Due 2000 by Telcom Ventures,
                    L.L.C. and LCC International, Inc. payable to MCI Telecommunications
                    Corporation.*
      10.50  -- Form of Third Amendment to Subordinated Note Due 2000 by Telcom Ventures,
                    L.L.C. and LCC International, Inc. payable to MCI Telecommunications
                    Corporation.*
      10.51  -- Amendment to Amended and Restated Securityholders
                    Agreement dated September 19, 1996 among Telcom Ventures,
                    L.L.C., LCC, Incorporated, TC Group, L.L.C., LCC, L.L.C. and
                    MCI Telecommunications Corporation.*
      10.52  -- Series D Convertible Debenture Due March 27, 2001 by DCR Communications,
                    Inc. dated March 27, 1996.*
      10.53  -- Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc.
                    dated May 10, 1996.*
      10.54  -- Form of Amended and Restated Credit Agreement dated as
                    September , 1996 among LCC International, Inc., LCC Design
                    Services, L.L.C., LCC Development Company, L.L.C., The
                    Lenders Signatory hereto and The Chase Manhattan Bank as
                    Administrative Agent.*
      10.55  -- Form of $20 Million Revolving Credit Note of LCC, International, Inc. to The
                    Chase Manhattan Bank dated September  , 1996.*
      10.56  -- Form of Subordination and Intercreditor Agreement dated as of September   , 1996
                    by and among The Chase Manhattan Bank, as administrative agent, MCI
                    Telecommunications Corporation and LCC International, Inc.*
      10.57  -- Asset Purchase Agreement, dated as of December 30, 1996, between European Technology Partner AS and LCC International
                    AS ***
      10.58  -- First Amendment Agreement, dated as of December 30, 1996, among LCC International,
                    Inc., LCC Design Services, L.L.C., LCC Development Company L.L.C., The Lenders
                    Signatory Hereto and The Chase Manhattan Bank as Administrative Agent.
         11  -- Computation of Earnings Per Common Shares.
         21  -- Subsidiaries of the Company.
       23.1  -- Consent of KPMG Peat Marwick LLP.
         27  -- Financial Data Schedule.

* Incorporated by reference to the Exhibits on the Company's Registration Statement on Form S-1 (Registration No. 333-6067)
** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-17803) which was filed with the Securities and Exchange Commission on December 13, 1996.

*** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 14, 1997.
+ Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++ Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.