Form 10-Q
period 1997-03-31
LCC INTERNATIONAL INC
filed 1997-05-15
CIK 1016229

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------
                                    FORM 10-Q
                                   (MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended March 31, 1997
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
             For the transition period from            to         .
                                            ----------   ---------

                         Commission File Number: 0-21213

                             LCC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                       ---------------------------------

         DELAWARE                                         54-1807038
(State of Incorporation)                  (IRS Employer Identification Number)

                ---------------------------------------------


7925 Jones Branch Drive
McLean, VA                                                           22102
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (703) 873-2000

                                 Not Applicable
                                 --------------

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

                                    Yes X  No
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

As of May 14, 1997, the registrant had outstanding 6,082,405 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                                                     Page Number
                                                                                                     -----------
PART I:  FINANCIAL INFORMATION

          ITEM 1:  FINANCIAL STATEMENTS

                   Condensed consolidated statements of operations for
                   the three months ended March 31, 1996 and 1997                                            3

                   Condensed consolidated balance sheets as of December 31,
                   1996 and March 31, 1997                                                                   4

                   Condensed consolidated statements of cash flows for the
                   three months ended March 31, 1996 and 1997                                                6

                   Notes to condensed consolidated financial statements                                      7

          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.                                                      10

PART II:  OTHER INFORMATION                                                                                  16

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                       1996             1997
                                                                       ----             ----
REVENUES:
          Service revenues                                           $17,457           $20,224
          Product revenues                                             9,631            14,146
                                                                   ---------          --------
                                                                      27,088            34,370
                                                                   ---------          --------

COST OF REVENUES:
          Service revenues                                            11,352            14,780
          Product revenues                                             6,774             9,833
                                                                   ---------          --------
                                                                      18,126            24,613
                                                                   ---------          --------

GROSS PROFIT                                                           8,962             9,757
                                                                   ---------          --------

OPERATING EXPENSES:
          Sales and marketing                                          1,432             1,949
          General and administrative                                   2,655             3,526
          Research and development                                       635             1,293
          Non-cash compensation                                          466               158
          Depreciation and amortization                                1,213             1,720
                                                                   ---------          --------
                                                                       6,401             8,646
                                                                   ---------          --------

OPERATING INCOME                                                       2,561             1,111
                                                                   ---------          --------

OTHER INCOME (EXPENSE):
          Interest income                                                135               140
          Interest expense                                              (673)             (876)
          Other                                                        1,164               395
                                                                   ---------          --------
                                                                         626              (341)
                                                                   ---------          --------

INCOME BEFORE INCOME TAXES                                             3,187               770

PROVISION FOR INCOME TAXES                                               708               380
                                                                   ---------          --------

NET INCOME                                                           $ 2,479           $   390
                                                                   =========          ========

NET INCOME PER SHARE                                                     N/A           $  0.05
                                                                   =========          ========

PRO FORMA INCOME DATA:
          Income before income taxes                                 $ 3,187
          Pro forma provision for income taxes                         1,275
                                                                   ---------
          Pro forma net income                                       $ 1,912
                                                                   =========

PRO FORMA NET INCOME PER SHARE:                                      $  0.14
                                                                   =========

COMMON AND COMMON EQUIVALENT
   SHARES USED IN THE CALCULATION
   OF NET INCOME AND PRO FORMA
   NET INCOME PER SHARE:                                              15,579            18,559
                                                                   =========          ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,                MARCH 31,
                                                                               1996                       1997
                                                                               ----                       ----
                                                                                                      (UNAUDITED)
ASSETS:

Current assets:
          Cash and cash equivalents                                        $ 13,732                    $ 2,730
          Short-term investments                                              6,934                      6,334
          Receivables, net of allowance for doubtful
              accounts of $17,942 and $17,372 at December 31, 1996
              and March 31, 1997, respectively:
                   Trade accounts receivable                                 35,563                     33,543
                   Due from related parties and affiliates                    2,244                      1,513
                   Unbilled receivables                                       9,819                      8,680
          Inventory, net                                                      6,387                      6,127
          Deferred income taxes, net                                         12,755                     11,784
          Prepaid expenses and other current assets                           4,413                        804
                                                                         ----------                 ----------
                   Total current assets                                      91,847                     71,515

Property and equipment, net                                                   5,952                      6,579
Software development costs, net                                               5,069                      5,679
Notes receivable                                                                602                        602
Investments in joint venture                                                  1,650                      1,739
Deferred income taxes, net                                                    4,584                      3,846
Other assets                                                                  5,243                      5,640
                                                                         ----------                 ----------
                                                                           $114,947                    $95,600
                                                                         ==========                 ==========




     See accompanying notes to Condensed Consolidated Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            DECEMBER 31,               MARCH 31,
                                                                               1996                       1997
                                                                               ----                       ----
                                                                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
          Note payable                                                     $ 10,445                    $  -
          Accounts payable                                                    6,218                      6,707
          Accrued expenses                                                   23,296                     14,935
          Deferred revenue                                                    4,951                      5,344
          Income taxes payable                                                7,446                      5,797
          Obligations under incentive plans                                     448                        467
          Other current liabilities                                           1,806                      2,305
                                                                           --------                    -------
              Total liabilities                                              54,610                     35,555

Convertible subordinated debt                                                50,000                     50,000
Obligations under incentive plans, net
    of current portion                                                          807                        831
Other liabilities                                                             1,053                        420
                                                                           --------                    -------
              Total liabilities                                             106,470                     86,806
                                                                           --------                    -------

Preferred Stock:
          10,000 shares authorized; -0- shares
          issued and outstanding                                               -                         -

Class A common stock, $.01 par value:
          70,000 shares authorized; 6,066
          shares issued and outstanding at December 31,
          1996 and March 31, 1997                                                61                         61

Class B Common stock, $.01 par value:
          20,000 shares authorized; 8,461
          shares issued and outstanding at December 31,
          1996 and March 31, 1997                                                85                         85


Paid-in capital                                                              28,353                     28,511
Retained (deficit)                                                          (16,422)                   (16,032)
Cumulative foreign currency translation adjustment                             (100)                      (331)
Note receivable from shareholder                                             (3,500)                    (3,500)
                                                                           --------                    -------

              Total shareholders' equity                                      8,477                      8,794
                                                                           --------                    -------

                                                                           $114,947                    $95,600
                                                                           ========                    =======



     See accompanying notes to Condensed Consolidated Financial Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                     -------------------------------------
                                                                                      1996                          1997
                                                                                      ----                          ----

Cash flows from operating activities:
     Net income                                                                    $ 2,479                      $    390
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
          Depreciation and amortization                                              1,213                         1,720
          Provision for doubtful accounts                                              598                           622
          Non-cash compensation                                                        466                           158
          Income from investments in joint venture, net                               (349)                          (89)
          Gain on disposition of joint venture, net                                   (514)                         -
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables                               (2,679)                        3,269
               Accounts payable and accrued expenses                                   281                        (7,872)
               Inventory                                                              (249)                          326
               Other current assets and liabilities                                 (2,098)                        3,744
               Other noncurrent assets and liabilities                              (3,994)                         (600)
                                                                                   -------                      --------

Net cash (used in) provided by operating activities                                 (4,846)                        1,668
                                                                                   -------                      --------

Cash flows from investing activities:
     Decrease in short term investments, net                                          -                              600
     Purchases of property and equipment                                              (415)                       (1,784)
     Increase in capitalized software                                                 (740)                       (1,041)
     Investments in joint ventures                                                    (437)                         -
     Proceeds from sale of joint venture                                             3,800                          -
     Issuance of notes receivable from uncombined affiliate                         (2,150)                         -
                                                                                   -------                      --------

Net cash provided by (used in) investing activities                                     58                        (2,225)
                                                                                   -------                      --------

Cash flows from financing activities:
     Proceeds from note payable/line of credit                                      10,000                          -
     Payments on note payable/line of credit                                          -                          (10,445)
     Distributions and loans to member                                              (3,184)                         -
                                                                                   -------                      --------

Net cash provided by (used in) financing activities                                  6,816                       (10,445)
                                                                                   -------                      --------

Net increase (decrease) in cash and cash equivalents                                 2,028                       (11,002)

Cash and cash equivalents at beginning of period                                     6,571                        13,732
                                                                                   -------                      --------

Cash and cash equivalents at end of period                                         $ 8,599                      $  2,730
                                                                                   =======                      ========

Supplemental disclosures of cash flow information:
     Cash paid during the quarter for:
          Interest                                                                 $   274                      $     25
          Income taxes                                                                 220                           273


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

SERVICES

Engineering and design services - The Company provides engineering and design services for cellular phone system operators, personal communication system
(PCS) operators and other wireless communication system providers.

Program management services - The Company provides program management services related to the build-out of wireless communications systems.

PRODUCTS

Software products - The Company develops and markets proprietary software and data, which support the design and operation of wireless communications systems.

Hardware products - The Company designs, assembles and sells field measurement and network analysis tools used in the implementation, testing and maintenance of wireless communications systems.


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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the interim periods are not necessarily indicative of results for an entire year.


NOTE 3:  PRO FORMA INCOME DATA

The accompanying pro forma information has been prepared as if the Company was treated as a Subchapter C corporation for Federal and state income tax purposes from January 1, 1996.

Pro forma net income per share information has been computed by dividing pro forma net income by the pro forma weighted average number of common shares and common share equivalents. Common share equivalents include all outstanding stock options after applying the treasury stock method and the assumed conversion of the Company's convertible subordinated debt.

NOTE 4:  INVENTORIES

Inventories consist of the following (in thousands):


                                                                                  DECEMBER 31,        MARCH 31,
                                                                                       1996             1997
                                                                                       ----             ----

Field measurement and network analysis tools                                          $1,641            $4,002
Parts and accessories                                                                  5,488             2,881
                                                                                     -------           -------
                                                                                       7,129             6,883

Less - reserve for obsolete and slow moving inventory                                   (742)             (756)
                                                                                     -------           -------
                                                                                      $6,387            $6,127
                                                                                     =======           =======


NOTE 5:  SPECIAL CHARGE

In March 1996, the Company made investments in Pocket Communications, Inc. ("Pocket", formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. ("NextWave") of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consists of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consists of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the buildout and operation of networks pursuant to licenses obtained in the auction of C-Block licenses by the FCC and are subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing,
(ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic partners, and (iv) delays encountered in the development and successful operation of their PCS networks.

On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company fully reserved for its exposure with these customers and consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket and has significantly decreased the level of work performed for NextWave. Any work performed beyond March 31, 1997 for NextWave is being done solely on a prepayment basis. The Company experienced lower than historical margins in the first quarter of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers, and anticipates the same during the second quarter.

On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave. Under the terms of the agreement, the Company is to receive $1.0 million on the 15th of each month beginning May 1997 through May 1998. In addition, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s).


NOTE 6:  INVESTMENTS

In January 1996, the Company sold its 50.0 percent interest in Telemate and certain distribution rights for the Company's software and hardware products for $3.8 million. Approximately $1.4 million of the proceeds were received for the Company's investment in Telemate, resulting in a gain of approximately $0.5 million, which was recognized by the Company in January 1996. The remaining proceeds of $2.4 million represent distribution rights which are being recognized on a straight-line basis over 24 months beginning January 1996.

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


NOTE 7:  LEASE AGREEMENTS

In May 1996, LCC entered into 10 year and 5 year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively. The lease agreements contain renewal options for up to three five-year periods. The lease agreements also provide for LCC to pay maintenance, real estate taxes and certain other operating costs of the leased property.


NOTE 8:  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share data. The Company is required to adopt the provisions of Statement 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption, the Company will be required to restate previously reported annual and interim earnings per share data in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its earnings per share data as currently or previously presented under APB 15.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

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

Service revenue consists of revenues from engineering services and program management services. Product revenues consist of revenues from software tools and field measurement and analysis products. The Company derives a significant portion of its revenues from its international customers. Since almost all of the Company's contracts are denominated in U.S. dollars, the Company generally does not maintain currency hedge agreements.

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

To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design services, program management services, software tools and field measurement and analysis equipment. The Company expects that as system build-out is completed and areas (particularly in the U.S.) begin to have multiple network operators, the demand for RF engineering services will change.

RESULTS OF OPERATIONS

The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                          PERCENTAGE OF REVENUE
                                                 ------------------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                 ------------------------------------
                                                          1996           1997
                                                          ----           ----
Revenues:
     Service revenues                                     64.4 %          58.8 %
     Product revenues                                     35.6            41.2
                                                         -----           -----
                                                         100.0           100.0
                                                         -----           -----

Cost of revenues                                          66.9            71.6
                                                         -----           -----

Gross profit                                              33.1            28.4
                                                         -----           -----

Operating expenses:
     Sales and marketing                                   5.3             5.7
     General and administrative                            9.8            10.2
     Research and development                              2.3             3.8
     Non-cash compensation                                 1.7             0.5
     Depreciation and amortization                         4.5             5.0
                                                         -----           -----
                                                          23.6            25.2
                                                         -----           -----

Operating income                                           9.5             3.2
                                                         -----           -----

Other income (expense):
     Interest income                                       0.5             0.4
     Interest expense                                     (2.5)           (2.5)
     Other                                                 4.3             1.1
                                                         -----           -----
                                                           2.3            (1.0)
                                                         -----           -----

Income before income taxes                                11.8             2.2

Provision for income taxes                                 2.6             1.1
                                                         -----           -----

Net income                                                 9.2 %           1.1 %
                                                         =====           =====

                        THREE MONTHS ENDED MARCH 31, 1996
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1997


Revenues. Revenues for the three months ended March 31, 1997 were $34.4 million compared to $27.1 million for the three months ended March 31, 1996, an increase of $7.3 million or 26.9%. Service revenues were $20.2 million compared to $17.5 million the prior year, an increase of $2.7 million or 15.9%. The increase was due to increased demand for engineering design services offset by a decline in program management revenues as a result of the Company's decision to suspend program management services performed for Pocket Communications, Inc. ("Pocket") and to significantly decrease the amount of work performed for NextWave Telecom, Inc. ("NextWave") (see Note 5 to the Condensed Consolidated Financial Statements). Product revenues were $14.1 million compared to $9.6 million the prior year, an increase of $4.5 million or 46.9%. The increase was due primarily to an increase in field measurement and analysis product sales due, in part, to the acquisition of European Technology Partner AS ("ETP") in December 1996 and due to strong sales in North America.

Cost of Revenues. Cost of revenues was $24.6 million compared to $18.1 million for the prior year, an increase of $6.5 million or 35.8%. As a percentage of total revenues, cost of revenues was 71.6% and 66.9% for 1997 and 1996, respectively. The increase in cost of revenues largely resulted from revenue growth. The increase in cost of revenues as a percentage of total revenues is due primarily to the decreased chargeability of design engineering and program management personnel as a result of ceasing work performed for Pocket and significantly decreasing work performed for NextWave.

Gross Profit. Gross profit was $9.8 million compared to $9.0 million for the prior year, an increase of $0.8 million or 8.9%. As a percentage of total revenues, gross profit was 28.4% and 33.1% for 1997 and 1996, respectively. The $0.8 million increase in gross profit largely resulted from revenue growth. The decline in gross profit as a percentage of total revenues was due almost entirely to the decreased chargeability of design engineering and program management personnel discussed above.

Sales and Marketing. Sales and marketing expenses were $1.9 million, compared to $1.4 million for the prior year, an increase of $0.5 million or 36.1%. The increase was primarily due to an increase in sales commissions ($0.1 million) and the inclusion of the ETP marketing department ($0.3 million) in 1997 as a result of the acquisition of ETP in December 1996.

General and Administrative. General and administrative expenses were $3.5 million, compared to $2.7 million for the prior year, an increase of $0.8 million or 32.8%. The increase is due primarily to costs associated with the Company's newly formed subsidiary, Microcell Management, Inc. ($0.2 million - see below), the inclusion of the general and administrative costs of ETP ($0.4 million) in 1997 and costs associated with the Company's Brazilian operations which began in the fourth quarter of 1996 ($0.2 million).

Research and Development. Research and development expenses were $1.3 million, compared to $0.6 million for the prior year, an increase of $0.7 million or 103.6%. The increase is due primarily to the inclusion of the research and development costs of ETP ($0.3 million) in 1997 and an increase in research and development costs related to the Company's field measurement and analysis products.

Non-Cash Compensation. Non-cash compensation was $0.2 million, compared to $0.5 million for the prior year, a decrease of $0.3 million or 66.1%. The decrease is a result of certain employees reaching the latter stages of the vesting period of the related award. The amount of expense recognized by the Company decreases as the vesting period lapses.

Depreciation and Amortization. Depreciation and amortization expense was $1.7 million, compared to $1.2 million for the prior year, an increase of $0.5 million or 41.8%. The increase was primarily the result of increased capital additions and additional amortization resulting from increased deferred software costs related to the development of software tools and field measurement and analysis products.

Other Income (Expense). Interest expense was $0.9 million, compared to $0.7 million for the prior year, an increase of $0.2 million or 30.2%. The increase was the result of the assumption of $30.0 million of convertible subordinated debt from Telcom Ventures, L.L.C. in September 1996 in connection with the merger of LCC, L.L.C. with and into the Company. Other income was $0.4 million compared to $1.2 million for the prior year, a decrease of $0.8 million or 66.1%. The decrease was the result of the gain recorded on the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 ($0.5 million) and decreased income from the Company's joint venture with Koll Telecommunications Services, L.L.C. ($0.3 million).

Net Income. Net income was $0.4 million compared to $2.5 million for the prior year, a decrease of $2.1 million or 84.3%. As a percentage of total revenues, net income decreased to 1.1% from 9.2% in the prior year. The decrease in net income was due primarily to the items discussed above. Adjusting for non-cash compensation and assuming an effective income tax rate of $40.0% and 28.0% for the Company's U.S. and Norwegian operations, respectively, net income would have been $0.5 million compared to $2.2 million for 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.7 million at March 31, 1997, a decrease of $11.0 million from December 31, 1996. The decrease is due primarily to payments made for the acquisition of ETP. In December 1996, the Company, through its wholly owned subsidiary LCCI AS, acquired the business of ETP for $13.1 million, including $250,000 of acquisition costs. ETP designs, develops, manufactures, sells and licenses hardware and software products for the testing, monitoring and management of the operations of wireless telecommunications networks. Exclusive of the acquisition costs, (i) $10.45 million was paid in January 1997 in satisfaction of a note agreement dated December 30, 1996, (ii) $1.4 million is being held in escrow for two years as security for ETP's indemnity obligations under the asset purchase agreement, and (iii) $667,000 and $308,000 will be paid in January 1998 and 1999, respectively. Payments under (i) and (ii) above were made in January 1997 from the remaining net proceeds of the Offering.

In December 1996, the Company, through its newly formed subsidiary, Microcell Management, Inc. ("Microcell"), acquired certain of the assets and liabilities of Microcell Management, L.L.C. Microcell provides consulting services to the wireless telecommunications industry and offers a package to finance the construction of telecommunications towers on a sale-leaseback or build-to-suit basis. Assets acquired included contract rights of $393,000 which are being amortized on a straight-line basis over the 10 year life of the related contract.

Net cash provided by operations was $1.7 million for the three months ended March 31, 1997. Net cash used in investing activities was $2.2 million, consisting primarily of additions to property and equipment ($1.8 million) and an increase in capitalized software ($1.0 million), offset by a decrease in short term investments ($0.6 million). Net cash used in financing activities was $10.4 million, representing cash paid in satisfaction of the note agreement established for the purchase of ETP in December 1996.

Net cash used in operations was $4.8 million for the three months ended March 31, 1996. Net cash provided by investing activities was $0.1 million, consisting primarily of cash paid for additions to property and equipment ($0.4 million), investments in joint ventures ($0.4 million), increase in capitalized software ($0.7 million) and issuance of notes receivable ($2.2 million), offset by the proceeds of the sale of the Company's interest in Telemate S.A. and certain distribution rights ($3.8 million - see Note 6 to the accompanying Condensed Consolidated Financial Statements). Net cash provided by financing activities was $6.8 million, consisting of the net proceeds from the Company's credit facility of $10.0 million, partially offset by advances of $3.2 million to Telcom Ventures, L.L.C., the Company's parent company.

In November 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the convertible note agreement, the Company loaned CCS a total of approximately $0.6 million. Interest accrues on the loan at a variable rate equal to the prime rate plus 1.5%. The loan is convertible, at the Company's option, into shares representing 50% of the capital stock of CCS. The stock option agreement gives the Company an option to purchase an additional 10%, for a total purchase price of $0.15 million. On April 7, 1997, the Company provided CCS with notice of its intention to exercise both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

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

On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company decided to fully reserve for its exposure with these customers and has consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket and has significantly decreased the level of work performed for NextWave. Any work performed beyond March 31, 1997 for NextWave is being done solely on a prepayment basis. The Company experienced lower than historical margins in the first quarter of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers, and anticipates the same during the second quarter.

On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave. Under the terms of the agreement, the Company is to receive $1.0 million on the 15th of each month beginning May 1997 through May 1998. In addition, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s).

Working capital was $36.0 million at March 31, 1997 versus $37.2 million at December 31, 1996, a decrease of $1.2 million or 3.4%. The decrease is the result of a greater decline in cash and cash equivalents and receivables than the decline in accrued liabilities and accounts payable.

The Company has a credit facility with Chase Manhattan Bank Co. N.A. which consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either
(i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. The credit facility requires that the Company satisfy certain financial tests, including the maintenance of certain leverage, net worth and other financial ratios. Effective December 30, 1996, the credit facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. (See Note 5 to the accompanying Condensed Consolidated Financial Statements). No amounts were outstanding under the credit facility at March 31, 1997.

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings
          Not Applicable

Item 2    Changes in Securities
          Not Applicable

Item 3:   Defaults Upon Senior Securities
          Not Applicable

Item 4:   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5:   Other Information
          Not Applicable

Item 6:   Exhibits and Reports on Form 8-K
          (a)  Exhibits
               11 - Computation of Earnings Per Common Share
               27 - Financial Data Schedule
          (b)  Reports on Form 8-K

          On January 14, 1997 the Company filed a Current Report on Form 8-K (the "ETP Form 8-K") which reported that, on December 30, 1996, the Company's wholly-owned subsidiary, LCC International AS ("LCCI AS"), a Norwegian limited liability company, acquired the business of European Technology Partner AS ("ETP"), a Norwegian limited liability company.

          On March 17, 1997, the Company filed a Current Report on Form 8-K/A (the "ETP Form 8-K/A") amending item 7(a) of the ETP Form 8-K to file the consolidated financial statements of ETP described below and further amending
Item 7(b) of the ETP Form 8-K to file the pro forma financial information for the Company reflecting the acquisition of ETP described below. The following financial statements of ETP were filed with the ETP Form 8-K/A: Independent Auditor's Report, Balance Sheet as of December 31, 1995, Statement of Operations for the year ended December 31, 1995, Statement of Shareholder's Equity for the year ended December 31, 1995, Statement of Cash Flows for the year ended December 31, 1995, Notes to Financial Statement, Unaudited Condensed Balance Sheet as of September 30, 1996, Unaudited Condensed Statements of Operations as of September 30, 1995 and 1996, Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 1995 and 1996 and Notes to Unaudited Condensed Financial Statements. The following pro forma financial information for the Company was filed with the ETP Form 8-K/A: Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1996, Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year Ended December 31, 1995 and for the Nine Months Ended September 30, 1996 and Notes to Unaudited Pro Forma Condensed Consolidated Financial Information.

          On February 11, 1997, the Company filed a Current Report on Form 8-K which reported that, on February 10, 1997, the Company announced that its 1997 Annual Shareholders' Meeting will be held on Tuesday, May 20, 1997, and that proposals for business to be transacted at this meeting must be addressed to the Company's Secretary and received at the Company's principal offices no later than Thursday, February 20, 1997.

          On April 11, 1997, the Company filed a Current Report on Form 8-K which reported that, on April 9, 1997, the Company announced that it intended to reserve with respect to 1996 earnings $30.1 million pre-tax ($24.5 million post-tax or $1.30 per share for the fourth quarter and $1.49 for the full calendar year 1996) against certain receivables from, investments in and costs associated with Pocket Communications, Inc. (formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LCC International, Inc. and Subsidiaries



Date:    May 15, 1997           Signed: /s/ RICHARD HOZIK
     ------------------------          ----------------------------------
                                         Richard Hozik
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer