Form 10-Q
period 1997-06-30
LCC INTERNATIONAL INC
filed 1997-08-14
CIK 1016229

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                         OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                      .

                        COMMISSION FILE NUMBER: 0-21213
                            ------------------------

                            LCC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                               54-1807038
               State of Incorporation)           (IRS Employer Identification Number)
      7925 JONES BRANCH DRIVE, MCLEAN, VA              22102
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

                            Yes  X           No  ___

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes  ___           No  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 12, 1997, the registrant had outstanding 6,165,391 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

================================================================================

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS
           Condensed consolidated statements of operations for the three and six
             month periods ended June 30, 1996 and 1997.............................     2
           Condensed consolidated balance sheets as of December 31, 1996 and June
             30, 1997...............................................................     3
           Condensed consolidated statements of cash flows for the six months ended
             June 30, 1996 and 1997.................................................     4
           Notes to condensed consolidated financial statements.....................     5

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS..........................................................     8

PART II:   OTHER INFORMATION........................................................    16

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           ------------------    ------------------
                                                            1996       1997       1996       1997
                                                           -------    -------    -------    -------
REVENUES:
  Service revenues......................................   $21,825    $23,812    $39,281    $44,036
  Product revenues......................................    11,452     13,488     21,083     27,634
                                                           -------    -------    -------    -------
                                                            33,277     37,300     60,364     71,670
                                                           -------    -------    -------    -------
COST OF REVENUES:
  Service revenues......................................    14,752     17,067     26,103     31,847
  Product revenues......................................     6,648      9,052     13,423     18,885
                                                           -------    -------    -------    -------
                                                            21,400     26,119     39,526     50,732
                                                           -------    -------    -------    -------
GROSS PROFIT............................................    11,877     11,181     20,838     20,938
                                                           -------    -------    -------    -------
OPERATING EXPENSES:
  Sales and marketing...................................     1,609      1,707      3,041      3,656
  General and administrative............................     3,163      3,954      5,818      7,480
  Research and development..............................       809        936      1,443      2,229
  Non-cash compensation.................................     3,133        332      3,599        490
  Depreciation and amortization.........................     1,309      1,643      2,522      3,363
                                                           -------    -------    -------    -------
                                                            10,023      8,572     16,423     17,218
                                                           -------    -------    -------    -------
OPERATING INCOME........................................     1,854      2,609      4,415      3,720
                                                           -------    -------    -------    -------
OTHER INCOME (EXPENSE):
  Interest income.......................................       197        113        332        253
  Interest expense......................................      (954)      (924)    (1,627)    (1,800)
  Other.................................................       506        208      1,670        603
                                                           -------    -------    -------    -------
                                                              (251)      (603)       375       (944)
                                                           -------    -------    -------    -------
INCOME BEFORE INCOME TAXES..............................     1,603      2,006      4,790      2,776
PROVISION FOR INCOME TAXES..............................     1,061        877      1,769      1,257
                                                           -------    -------    -------    -------
NET INCOME..............................................   $   542    $ 1,129    $ 3,021    $ 1,519
                                                           =======    =======    =======    =======
NET INCOME PER SHARE....................................       N/A    $  0.09        N/A    $  0.14
                                                           =======    =======    =======    =======
PRO FORMA INCOME DATA:
  Income before income taxes............................   $ 1,603               $ 4,790
  Pro forma provision for income taxes..................       641                 1,916
                                                           -------               -------
  Pro forma net income..................................   $   962               $ 2,874
                                                           =======               =======
PRO FORMA NET INCOME PER SHARE:.........................   $  0.07               $  0.21
                                                           =======               =======
COMMON AND COMMON EQUIVALENT SHARES USED IN THE
  CALCULATION OF NET INCOME AND PRO FORMA NET INCOME PER
  SHARE:................................................    15,579     18,710     15,579     18,700
                                                           =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           DECEMBER 31,      JUNE 30,
                                                                               1996            1997
                                                                           ------------    -------------
                                                                                            (UNAUDITED)

                                                 ASSETS
Current assets:
    Cash and cash equivalents...........................................     $ 13,732        $   2,891
    Short-term investments..............................................        6,934            7,126
    Receivables, net of allowance for doubtful accounts of $17,942 and
      $17,852 at December 31, 1996 and June 30, 1997, respectively:
         Trade accounts receivable......................................       35,563           34,642
         Due from related parties and affiliates........................        2,244            1,427
         Unbilled receivables...........................................        9,819            9,189
    Inventory, net......................................................        6,387            5,821
    Deferred income taxes, net..........................................       12,755           11,154
    Prepaid expenses and other current assets...........................        4,413              787
                                                                              -------         --------
         Total current assets...........................................       91,847           73,037
Property and equipment, net.............................................        5,952            6,696
Software development costs, net.........................................        5,069            6,136
Notes receivable........................................................          602          --
Investment in joint venture.............................................        1,650            1,735
Deferred income taxes, net..............................................        4,584            4,598
Other assets............................................................        5,243            5,606
                                                                              -------         --------
                                                                             $114,947        $  97,808
                                                                              =======         ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable........................................................     $ 10,445        $ --
    Accounts payable....................................................        6,218            3,620
    Accrued expenses....................................................       23,296           15,774
    Deferred revenue....................................................        4,951            8,407
    Income taxes payable................................................        7,446            6,435
    Obligations under incentive plans...................................          448            1,363
    Other current liabilities...........................................        1,806            1,248
                                                                              -------         --------
    Total current liabilities...........................................       54,610           36,847
Convertible subordinated debt...........................................       50,000           50,000
Obligations under incentive plans, net of current portion...............          807               60
Other liabilities.......................................................        1,053            1,059
                                                                              -------         --------
    Total liabilities...................................................      106,470           87,966
                                                                              -------         --------
Preferred Stock:
    10,000 shares authorized; -0- shares issued and outstanding.........       --              --
Class A common stock, $.01 par value:
    70,000 shares authorized; 6,066 and 6,122 shares issued and outstanding at December 31, 1996 and June 30, 1997,
      respectively......................................................           61               61
Class B Common stock, $.01 par value:
    20,000 shares authorized; 8,461 shares issued and outstanding at
      December 31, 1996 and June 30, 1997...............................           85               85
Paid-in capital.........................................................       28,353           29,227
Retained deficit........................................................      (16,422)         (14,903)
Cumulative foreign currency translation adjustment......................         (100)          (1,128)
Note receivable from shareholder........................................       (3,500)          (3,500)
                                                                              -------         --------
    Total shareholders' equity..........................................        8,477            9,842
                                                                              -------         --------
                                                                             $114,947        $  97,808
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

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996        1997
                                                                           --------    --------
Cash flows from operating activities:
     Net income.........................................................   $  3,021    $  1,519
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization.................................      2,522       3,363
          Provision for doubtful accounts...............................      1,565       1,569
          Non-cash compensation.........................................      3,599         490
          Income from investments in joint ventures, net................       (753)        (85)
          Gain on disposition of joint venture, net.....................       (514)      --
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables...................     (8,211)        800
               Accounts payable and accrued expenses....................      4,330     (10,120)
               Inventory................................................       (634)        632
               Other current assets and liabilities.....................     (1,427)      7,150
               Other noncurrent assets and liabilities..................     (4,622)       (883)
                                                                           --------    --------
Net cash (used in) provided by operating activities.....................     (1,124)      4,435
                                                                           --------    --------
Cash flows from investing activities:
     Decrease (increase) in short term investments, net.................         39        (192)
     Purchases of property and equipment................................     (1,437)     (2,911)
     Increase in capitalized software...................................     (1,727)     (2,112)
     Investments in joint ventures......................................       (787)      --
     Proceeds from sale of joint venture................................      3,800       --
     Issuance of notes receivable from uncombined affiliate.............     (5,150)      --
                                                                           --------    --------
Net cash used in investing activities...................................     (5,262)     (5,215)
                                                                           --------    --------
Cash flows from financing activities:
     Proceeds from note payable/line of credit..........................     10,000       --
     Payments on note payable/line of credit............................      --        (10,445)
     Distributions and loans to member..................................     (4,754)      --
     Options exercised..................................................      --            384
                                                                           --------    --------
Net cash provided by (used in) financing activities.....................      5,246     (10,061)
                                                                           --------    --------
Net decrease in cash and cash equivalents...............................     (1,140)    (10,841)
Cash and cash equivalents at beginning of period........................      6,571      13,732
                                                                           --------    --------
Cash and cash equivalents at end of period..............................   $  5,431    $  2,891
                                                                           ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the quarter for:
          Interest......................................................   $    676    $  1,768
          Income taxes..................................................        380         837

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

PRODUCTS

     Software products. The Company develops and markets proprietary software and data, which support the design and operation of wireless communication systems.

     Hardware products. The Company designs, assembles and sells field measurement and network analysis tools used in the implementation, testing and maintenance of wireless communication systems.

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

NOTE 4:  INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,      JUNE 30,
                                                                   1996            1997
                                                               ------------    -------------
        Field measurement and network analysis tools........      $1,641          $ 2,229
        Parts and accessories...............................       5,488            4,695
                                                               ------------    -------------
                                                                   7,129            6,924
        Less -- reserve for obsolete and slow moving
          inventory.........................................        (742)          (1,103)
                                                               ------------    -------------
                                                                  $6,387          $ 5,821
                                                               ==========      ==========

NOTE 5:  SPECIAL CHARGE

     In March 1996, the Company made investments in Pocket Communications, Inc. ("Pocket", formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. ("NextWave") of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consisted of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consisted of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent 5-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the buildout and operation of networks pursuant to licenses obtained in the auction of C-Block licenses by the FCC and are subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic partners, and (iv) delays encountered in the development and successful operation of their PCS networks.

     On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company fully reserved for its exposure with these customers and consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket as of January 31, 1997 and significantly decreased and ultimately suspended all work performed for NextWave during the second quarter of calendar 1997. Any work performed during the second quarter of calendar 1997 for NextWave was done solely on a prepayment basis. The Company experienced lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers.

     On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave. Under the terms of the agreement, the Company is to receive $1.0 million on the 15th of each month beginning May 1997 through May 1998. In addition, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transactions. Monthly payments aggregating $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave has failed to make the $1.0 million payment which was due on July 15, 1997. In May and June of 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financings to August 20, 1997. As of the date hereof, the amount deferred is approximately $6.2 million. The Company understands that NextWave may close or may have closed additional financings totaling approximately $8.0 million; if that is the case, the total amount deferred until August 20, 1997 would be approximately $8.6 million.

NOTE 6:  INVESTMENTS

     In November 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the master service agreement, CCS was to provide the Company with radio frequency engineers effective November 1, 1996. The agreement had an initial term of two years, and was automatically renewable for successive one-year terms unless terminated by the Company or CCS. Under the convertible note agreement, the Company loaned CCS a total of approximately $602,000 which was included in long-term notes receivable in the accompanying consolidated December 31, 1996 balance sheet. Interest accrued on the loan at a variable rate equal to the prime rate plus 1.5%. Interest was payable in arrears on the last day each of March 1997, June 1997, September 1997, and December 1997. The entire principal balance, together with any unpaid interest, was due January 2, 1998. The loan was convertible, at the Company's option, into shares representing 50% of the capital stock of CCS. The stock option agreement gave the Company an option to purchase an additional 10% of the capital stock of CCS for a total purchase price of $150,000. In April 1997, the Company exercised both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

NOTE 7:  LEASE AGREEMENTS

     In May 1996, the Company entered into 10 and 5 year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively. The lease agreements contain certain renewal options for up to three five-year periods. The lease agreements also provide for LCC to pay maintenance, real estate taxes and certain other operating costs of the leased property.

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

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and network design services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries.

     The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials basis, although projects of short duration may involve a fixed price or success fee. The Company generally provides program management services on a time and materials or fixed price basis. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The software tools used by the Company's engineers as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which in the U.S. often consists of an annual fee per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering design services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

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

     Cost of revenues consists of costs associated with engineering design services and program management services as well as costs associated with the production and design of field measurement and analysis equipment, licensing of software and related maintenance costs. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company's marketing, sales and customer support plans. General and administrative expenses consist of the compensation, finance, information systems, professional services, office and occupancy costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key executives adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company's initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

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

                                                                    PERCENTAGE OF REVENUE
                                                            --------------------------------------
                                                              THREE MONTHS
                                                                 ENDED            SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                            ----------------      ----------------
                                                            1996       1997       1996       1997
                                                            -----      -----      -----      -----
Revenues:
     Service revenues....................................    65.6%      63.8%      65.1%      61.4%
     Product revenues....................................    34.4       36.2       34.9       38.6
                                                            -----      -----      -----      -----
          Total revenues.................................   100.0      100.0      100.0      100.0
Cost of revenues.........................................    64.3       70.0       65.5       70.8
                                                            -----      -----      -----      -----
Gross profit.............................................    35.7       30.0       34.5       29.2
                                                            -----      -----      -----      -----
Operating expenses:
     Sales and marketing.................................     4.9        4.6        5.0        5.1
     General and administrative..........................     9.5       10.6        9.6       10.4
     Research and development............................     2.4        2.5        2.4        3.1
     Non-cash compensation...............................     9.4        0.9        6.0        0.7
     Depreciation and amortization.......................     3.9        4.4        4.2        4.7
                                                            -----      -----      -----      -----
          Total operating expenses.......................    30.1       23.0       27.2       24.0
                                                            -----      -----      -----      -----
Operating income                                              5.6        7.0        7.3        5.2
                                                            -----      -----      -----      -----
Other income (expense):
     Interest income.....................................     0.6        0.3        0.5        0.4
     Interest expense....................................    (2.9)      (2.5)      (2.7)      (2.5)
     Other...............................................     1.5        0.6        2.8        0.8
                                                            -----      -----      -----      -----
          Total other income (expense)...................    (0.8)      (1.6)       0.6       (1.3)
                                                            -----      -----      -----      -----
Income before income taxes...............................     4.8        5.4        7.9        3.9
Provision for income taxes...............................     3.2        2.4        2.9        1.8
                                                            -----      -----      -----      -----
Net income...............................................     1.6%       3.0%       5.0%       2.1%
                                                            =====      =====      =====      =====

                        THREE MONTHS ENDED JUNE 30, 1996
                                  COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

     Revenues. Revenues for the three months ended June 30, 1997 were $37.3 million compared to $33.3 million for the prior year, an increase of $4.0 million or 12.1%. Service revenues were $23.8 million compared to $21.8 million for the prior year, an increase of $2.0 million or 9.1%. The increase was due to greater demand for engineering design services offset by a decline in program management revenues due to the decrease in chargeability as a result of ceasing all work for Pocket Communications, Inc. ("Pocket") and NextWave Telecom, Inc. ("NextWave"). Product revenues were $13.5 million compared to $11.5 million for the prior year, an increase of $2.0 million or 17.8%. The increase was due primarily to an increase in field test measurement and analysis product sales due, in part, to the acquisition of European Technology Partner AS ("ETP") in December 1996 and strong domestic sales.

     Cost of Revenues. Cost of revenues for the three months ended June 30, 1997 was $26.1 million compared to $21.4 million for the prior year, an increase of $4.7 million or 22.1%. As a percentage of total revenues, cost of revenues was 70.0% and 64.3% for 1997 and 1996, respectively. The increase in cost of revenues largely resulted from revenue growth, including the acquisition of ETP. The increase in cost of revenues as a percentage of total revenues is due primarily to the decreased chargeability of program management personnel as a result of ceasing work for Pocket and NextWave and a change in software products revenue mix between years.

     Gross Profit. Gross profit for the three months ended June 30, 1997 was $11.2 million compared to $11.9 million for the prior year, a decrease of $0.7 million or 5.9%. As a percentage of total revenues, gross profit was 30.0% and 35.7% for 1997 and 1996, respectively. The decrease in gross profit is due primarily to the decrease in chargeability that resulted from ceasing all program management work for NextWave and Pocket as well as the change in software products revenue mix between years.

     Sales and Marketing. Sales and marketing expenses were $1.7 million for the three months ended June 30, 1997, compared to $1.6 million for the prior year, an increase of $0.1 million or 6.1%. The increase is due to the inclusion of ETP marketing expenses in 1997.

     General and Administrative. General and administrative expenses for the three months ended June 30, 1997 were $4.0 million, compared to $3.2 million for the prior year, an increase of $0.8 million or 25.0%. The increase is due primarily to costs associated with the Company's Microcell Management, Inc. subsidiary and the inclusion of costs associated with ETP.

     Non-Cash Compensation. Non-cash compensation was $0.3 million for the three months ended June 30, 1997, compared to $3.1 million for the prior year, a decrease of $2.8 million or 89.4%. The balance recorded in the prior year includes additional compensation expense as a result of the increase in the deemed fair market value of the Company. Awards under the related compensation plans were converted to stock options in connection with the Company's initial public offering in September 1996.

     Depreciation and amortization. Depreciation and amortization expense was $1.6 million for the three months ended June 30, 1997, compared to $1.3 million for the prior year, an increase of $0.3 million or 25.5%. The increase is the result of an increase in the amount of capitalized software development costs, the acquisition of ETP and related amortization of intangibles and a generally higher capital asset base as compared to the prior year.

     Other income. Other income was $0.2 million for the three months ended June 30, 1997, compared to $0.5 million for the prior year, a decrease of $0.3 million or 58.9%. The decrease is primarily the result of a decrease in the amount of income recognized from the Company's investment in Koll
Telecommunications Services, L.L.C.

     Provision for Income Taxes. The provision for income taxes was $0.9 million for the three months ended June 30, 1997, compared to $1.1 million for the prior year, a decrease of $0.2 million or 17.3%. The provision for income taxes was recorded in 1997 based on effective tax rates of 40.0% and 28.0% for the

Company's U.S. and Norwegian operations, respectively. The provision for income taxes was recorded in 1996 assuming that the Company was a Limited Liability Corporation. The Company converted from a Limited Liability Corporation to a Subchapter C Corporation in connection with the merger of LCC, L.L.C. with and into the Company prior to the initial public offering in September 1996.

     Net Income. Net income was $1.1 million for the three months ended June 30, 1997 compared to $0.5 million for the prior year, an increase of $0.6 million or 108.3%. The increase in net income was due primarily to the items discussed above. Adjusting for non-cash compensation and 1996 earnings from the Pocket and Nextwave engagements, and assuming an effective tax rate of 40.0% and 28.0% for the Company's U.S. and Norwegian operations, respectively, net income would have been $1.3 million compared to $1.7 million for 1996.

                         SIX MONTHS ENDED JUNE 30, 1996
                                  COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997

     Revenues. Revenues for the six months ended June 30, 1997 were $71.7 million compared to $60.4 million for the prior year, an increase of $11.3 million or 18.7%. Service revenues were $44.0 million compared to $39.3 million for the prior year, an increase of $4.7 million or 12.1%. The increase was due to greater demand for engineering design services as chargeable hours increased, offset by a decline in program management revenues due to the decrease in chargeability as a result of ceasing all work for Pocket and NextWave. Product revenues were $27.6 million compared to $21.1 million for the prior year, an increase of $6.5 million or 31.1%. The increase was due primarily to an increase in field test measurement and analysis product sales due, in part, to the acquisition of ETP in December 1996 and strong domestic sales.

     Cost of Revenues. Cost of revenues for the six months ended June 30, 1997 was $50.7 million compared to $39.5 million for the prior year, an increase of $11.2 million or 28.4%. As a percentage of total revenues, cost of revenues was 70.8% and 65.5% for 1997 and 1996, respectively. The increase in cost of revenues largely resulted from revenue growth, including the acquisition of ETP as discussed above. The increase in cost of revenues as a percentage of total revenues is due primarily to the decreased chargeability of design engineering and program management personnel as a result of ceasing work for Pocket and NextWave and a change in software products revenue mix between years.

     Gross Profit. Gross profit for the six months ended June 30, 1997 was $20.9 million compared to $20.8 million for the prior year, an increase of $0.1 million or 0.5%. As a percentage of total revenues, gross profit was 29.2% and 34.5% for 1997 and 1996, respectively. The decrease in gross profit as a percentage of total revenues is a result of the decrease in chargeability that resulted from ceasing all design engineering and program management work for Pocket and NextWave as well as the change in software products revenue mix.

     Sales and Marketing. Sales and marketing expenses were $3.7 million for the six months ended June 30, 1997 compared to $3.0 million for the prior year, an increase of $0.7 million or 20.2%. The increase is primarily due to the inclusion of ETP marketing expenses of $0.5 million in 1997.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1997 were $7.5 million, compared to $5.8 million for the prior year, an increase of $1.7 million or 28.6%. The increase is due primarily to costs associated with the Company's Microcell Management, Inc. subsidiary ($0.5 million) and the inclusion of costs associated with ETP ($0.9 million).

     Research and Development. Research and development expenses for the six months ended June 30, 1997 were $1.9 million, compared to $1.4 million for the prior year, an increase of $0.5 million or 34.9%. The increase is primarily due to the inclusion of research and development costs of ETP in 1997 and an increase in research and development costs related to the Company's field test measurement and analysis products.

     Non-Cash Compensation. Non-cash compensation was $0.5 million for the six months ended June 30, 1997, compared to $3.6 million for the prior year, a decrease of $3.1 million or 86.4%. The balance recorded in the prior year includes additional compensation expense as a result of the increase in the deemed fair market value of the Company. Awards under the related compensation plans were converted to stock options in connection with the Company's initial public offering in September 1996.

     Depreciation and amortization. Depreciation and amortization expense was $3.4 million for the six months ended June 30, 1997, compared to $2.5 million for the prior year, an increase of $0.9 million or 33.4%. The increase is the result of an increase in the amount of capitalized software development costs, the acquisition of ETP and related amortization of intangibles and a generally higher capital asset base as compared to the prior year.

     Interest Expense. Interest expense was $1.8 million for the six months ended June 30, 1997, compared to $1.6 million for the prior year, an increase of $0.2 million or 10.6%. Interest expense in 1997 results from $50.0 million of convertible subordinated debt ($30.0 million of which was assumed from Telcom Ventures, L.L.C. in September 1996 as a result of the merger of LCC, L.L.C. with and into the Company), whereas during June 1996, the Company had a total of $40 million debt outstanding ($20.0 million convertible subordinated debt and $20.0 million under the Company's credit facility). No amounts were outstanding under the Company's $20.0 million credit facility during the period January 1 through June 30, 1997. The increase in interest expense results from the change in mix of the debt and related interest rates.

     Other income. Other income was $0.6 million for the six months ended June 30, 1997, compared to $1.7 million for the prior year, a decrease of $1.1 million or 63.9%. The decrease is primarily the result of the gain recorded on the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 ($0.5 million) and a decrease in the amount of income recognized from the Company's investment in Koll Telecommunications Services, L.L.C.

     Provision for Income Taxes. The provision for income taxes was $1.3 million for the six months ended June 30, 1997, compared to $1.8 million for the prior year, a decrease of $0.5 million or 28.9%. The provision for income taxes was recorded in 1997 based on effective income tax rates of 40.0% and 28.0% for the Company's U.S and Norwegian operations, respectively. The provision for income taxes was recorded in 1996 assuming that the Company was a Limited Liability Corporation. The Company converted from a Limited Liability Corporation to a Subchapter C Corporation in connection with the merger of LCC, L.L.C with and into the Company prior to the initial public offering in September 1996.

     Net Income. Net income was $1.5 million compared to $3.0 million for the prior year, a decrease of $1.5 million or 49.7%. The decrease in net income was due primarily to the items discussed above. Adjusting for non-cash compensation and 1996 earnings from the Pocket and NextWave engagements, and assuming an effective tax rate of 40.0% and 28.0% for the Company's U.S. and Norwegian operations, respectively, net income would have been $1.8 million compared to $3.9 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $2.9 million at June 30, 1997, a decrease of $10.8 million from December 31, 1996. The decrease is due primarily to payments made for the acquisition of ETP. In December 1996, the Company, through its wholly owned subsidiary LCCI AS, acquired the business of ETP for $13.1 million, including $250,000 of acquisition costs. ETP designs, develops, manufactures and sells and licenses hardware and software products for the testing, monitoring and management of the operations of wireless telecommunications networks. Exclusive of the acquisition costs, (i) $10.45 million was paid in January 1997 in satisfaction of a note agreement dated December 30, 1996, (ii) $1.4 million is being held in escrow for two years as security for ETP's indemnity obligations under the asset purchase agreement, and (iii) $667,000 and $308,000 will be paid in January 1998 and 1999, respectively. Payments under (i) and (ii) above were made in January 1997 from the remaining net proceeds of the Offering.

     Net cash provided by operations was $4.4 million for the six months ended June 30, 1997. Net cash used in investing activities was $5.2 million, consisting primarily of cash paid for additions to property and equipment ($2.9 million) and an increase in capitalized software ($2.1 million). Net cash used in financing activities was $10.1 million, representing cash paid in satisfaction of the note established for the purchase of ETP in December 1996 of $10.4 million, offset by cash received from stock issuances as a result of options exercised during the period.

     Net cash used in operations was $1.1 million for the six months ended June 30, 1996. Net cash used in investing activities was $5.3 million, consisting primarily of cash paid for additions to property and equipment ($1.4 million), increase in capitalized software ($1.7 million), investments in joint ventures ($0.8 million), issuance of notes receivable ($5.2 million), offset by the proceeds of the sale of the Company's interest in Telemate, S.A. and certain distribution rights ($3.8 million). Net cash provided by financing activities was $5.2 million, consisting of the net proceeds from the Company's credit facility of $10.0 million offset by advances of $4.8 million to Telcom Ventures, L.L.C., the Company's parent company.

     In November 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the convertible note agreement, the Company loaned CCS a total of approximately $0.6 million. Interest accrued on the loan at a variable rate equal to the prime rate plus 1.5%. The loan was convertible, at the Company's option, into shares representing 50% of the capital stock of CCS. The stock option agreement gave the Company an option to purchase an additional 10% of the capital stock of CCS for a total purchase price of $0.15 million. In April 1997, the Company exercised both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

In March 1996, the Company made investments in Pocket and NextWave of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consisted of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consisted of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the buildout and operation of networks obtained in the auction of C-Block licenses by the FCC and subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic operation of its PCS networks and (iv) delays encountered in the development and successful operation of their PCS networks.

     On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company decided to fully reserve for its exposure with these customers and has consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket as of January 31, 1997 and significantly decreased and ultimately suspended all work performed for NextWave during the second quarter of calendar 1997. Any work performed during the second quarter of calendar 1997 for NextWave was done solely on a prepayment basis. The Company experienced lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers.

     On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave to the Company. Under the terms of the agreement, the Company will receive approximately $1.0 million per month from May 15, 1997 through May 15, 1998. In addition, under certain circumstances, the sale or issuance of any debt or equity instruments/securities by NextWave would entitle the Company to a prepayment equal to 30% of the gross proceeds from such transactions. Monthly payments aggregating $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave has failed to make the $1.0 million payment which was due on July 15, 1997. In May and June of 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financings to August 20, 1997. As of the date hereof, the amount deferred is approximately $6.2 million. The Company understands that NextWave may close or may have closed additional financings totaling approximately $8.0 million; if that is the case, the total amount deferred until August 20, 1997 would be approximately $8.6 million.

     Working capital was $36.2 million at June 30, 1997 versus $37.2 million at December 31, 1996, a decrease of $1.0 million or 2.8%. The decrease is primarily the result of a greater decline in receivables, deferred income taxes and prepaid expenses than the net decline in accrued liabilities, accounts payable and deferred revenue.

     The Company has a credit facility with Chase Manhattan Bank Co. N.A. which consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either
(i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. Effective December 30, 1996, the credit facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. (See Note 5 to the accompanying Condensed Consolidated Financial Statements). No amounts were outstanding under the credit facility at June 30, 1997.

PART II -- OTHER INFORMATION

Item 1:  Legal Proceedings
         Not Applicable

Item 2:  Changes in Securities
         Not Applicable

Item 3:  Defaults Upon Senior Securities
         Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders was held on May 20, 1997. All of the proposals presented for Shareholder consideration at the Annual
         Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

         Proposal 1 -- Election of Directors

                                           TERM                                                BROKER
                ELECTED DIRECTOR          EXPIRES    VOTES FOR (1)    VOTES WITHHELD (1)    NON-VOTES (1)
         ------------------------------   -------    -------------    ------------------    -------------
         Rajendra Singh................     1998      4,877,160(A)         17,472(A)             0(A)
                                                     83,757,510(B)              0(B)             0(B)
         Neera Singh...................     1998      4,876,310(A)         18,322(A)             0(A)
                                                     83,757,510(B)              0(B)             0(B)
         Mark Ein......................     1998      4,878,860(A)         15,772(A)             0(A)
                                                     83,757,510(B)              0(B)             0(B)
         Arno Penzias..................     1998      4,725,110(A)        169,522(A)             0(A)
                                                     83,757,510(B)              0(B)             0(B)
         Piyush Sodha..................     1998      4,877,160(A)         17,472(A)             0(A)
                                                     83,757,510(B)              0(B)             0(B)

         Proposal 2 -- Ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ended December 31, 1997.

                 VOTES FOR (1)    VOTES AGAINST(1)    VOTES ABSTAINING(1)    BROKER NON-VOTES(1)
                 -------------    ----------------    -------------------    -------------------
                  4,881,159(A)          0(A)                  0(A)                   0(A)
                 83,757,510(B)          0(B)                  0(B)                   0(B)

         Note (1): The shareholders are entitled to vote as a single class, with each share of the Company's Class "A" Common Stock having one vote and each share of the Company's Class "B" Common Stock having ten votes

Item 5:  Other Information
         Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

        (a) Exhibits
            11 -- Calculation of Pro Forma Net Income Per Share
            27 -- Financial Data Schedule

        (b) Reports on Form 8-K

            On April 11, 1997, the Company filed a Current Report on Form 8-K which reported that, on April 9, 1997, the Company announced that it intended to reserve with respect to 1996 earnings $30.1 million pre-tax ($24.5 million post-tax, or $1.30 per share for the fourth quarter and $1.49 for the full calendar year 1996) against certain receivables from, investments in and costs associated with Pocket Communications, Inc. (formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LCC International, Inc. and Subsidiaries

Date: August 14, 1997                             Signed: /s/ RICHARD HOZIK
     ----------------------------------------     --------------------------------------------
                                                  Richard Hozik
                                                  Senior Vice President, Treasurer
                                                  and Chief Financial Officer
