Form 10-Q
period 1997-09-30
LCC INTERNATIONAL INC
filed 1997-11-14
CIK 1016229

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------
                                    FORM 10-Q
                                   (MARK ONE)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
       For the quarterly period ended September 30, 1997

                                       or

[ ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
       For the transition period from __________ to __________.

                         Commission File Number: 0-21213

                             LCC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------


           DELAWARE                                   54-1807038
(State of Incorporation)                  (IRS Employer Identification Number)

                        ------------------------------

7925 Jones Branch Drive
McLean, VA                                                           22102
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (703) 873-2000

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

As of November 10, 1997, the registrant had outstanding 6,643,828 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                           Page Number
                                                                                           -----------
PART I:  FINANCIAL INFORMATION

           ITEM 1:  FINANCIAL STATEMENTS

                     Condensed consolidated statements of operations for the
                     three and nine month periods ended September 30, 1996 and 1997                 3

                     Condensed consolidated balance sheets as of December 31,                       4
                     1996 and September 30, 1997

                     Condensed consolidated statements of cash flows for the                        6
                     nine months ended September 30, 1996 and 1997

                     Notes to condensed consolidated financial statements                           7

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                                           11

PART II:  OTHER INFORMATION                                                                        20

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       ------------------------    -------------------------
                                                           1996         1997           1996         1997
                                                           ----         ----           ----         ----
REVENUES:
           Service revenues                             $24,838       $24,587        $64,119      $ 68,623
           Product revenues                              13,018        15,906         34,101        43,540
                                                        -------       -------        -------      --------
                                                         37,856        40,493         98,220       112,163
                                                        -------       -------        -------      --------

COST OF REVENUES:
           Service revenues                              19,090        16,754         45,193        48,601
           Product revenues                               6,710         9,207         20,133        28,092
                                                        -------       -------        -------      --------
                                                         25,800        25,961         65,326        76,693
                                                        -------       -------        -------      --------

GROSS PROFIT                                             12,056        14,532         32,894        35,470
                                                        -------       -------        -------      --------

OPERATING EXPENSES:
           Sales and marketing                            1,553         2,180          4,594         5,836
           General and administrative                     3,028         2,609          8,846        10,089
           Research and development                         838         1,104          2,281         3,333
           Special charge (credit)                           -         (3,894)           -          (3,894)
           Non-cash compensation                          2,736            44          6,335           534
           Depreciation and amortization                  1,257         2,052          3,779         5,415
                                                        -------       -------        -------      --------
                                                          9,412         4,095         25,835        21,313
                                                        -------       -------        -------      --------

OPERATING INCOME                                          2,644        10,437          7,059        14,157
                                                        -------       -------        -------      --------

OTHER INCOME (EXPENSE):
           Interest income                                  246           225            578           478
           Interest expense                                (764)         (893)        (2,391)       (2,693)
           Other                                            443           142          2,113           745
                                                        -------       -------        -------      --------
                                                            (75)         (526)           300        (1,470)
                                                        -------       -------        -------      --------

INCOME BEFORE INCOME TAXES                                2,569         9,911          7,359        12,687

(BENEFIT) PROVISION FOR
   INCOME TAXES                                          (8,312)        4,328         (6,543)        5,585
                                                        -------       -------        -------      --------

NET INCOME                                              $10,881       $ 5,583        $13,902      $  7,102
                                                        =======       =======        =======      ========

NET INCOME PER SHARE                                        N/A       $  0.32            N/A      $   0.46
                                                        =======       =======        =======      ========

PRO FORMA INCOME DATA:
           Income before income taxes                   $ 2,569                      $ 7,359
           Pro forma provision for income taxes           1,028                        2,944
                                                        -------                      -------
           Pro forma net income                         $ 1,541                      $ 4,415
                                                        =======                      =======

PRO FORMA NET INCOME PER SHARE:                         $  0.11                      $  0.32
                                                        =======                      =======

COMMON AND COMMON EQUIVALENT
   SHARES USED IN THE CALCULATION
   OF NET INCOME AND PRO FORMA
   NET INCOME PER SHARE:                                 15,836        18,994         15,693        18,670
                                                        =======       =======        =======      ========


     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,          SEPTEMBER 30,
                                                                        1996                  1997
                                                                        ----                  ----
                                                                                          (UNAUDITED)
ASSETS:

Current assets:
           Cash and cash equivalents                               $     13,732          $      7,452
           Short-term investments                                         6,934                11,536
           Receivables, net of allowance for doubtful accounts
               of $17,942 and $13,281 at December 31, 1996
               and September 30, 1997, respectively:
                     Trade accounts receivable                           35,563                30,792
                     Due from related parties and affiliates              2,244                 1,497
                     Unbilled receivables                                 9,819                12,273
           Inventory, net                                                 6,387                 6,554
           Deferred income taxes, net                                    12,755                11,862
           Prepaid expenses and other current assets                      4,413                 3,681
                                                                   ------------          ------------
                     Total current assets                                91,847                85,647

Property and equipment, net                                               5,952                 6,987
Software development costs, net                                           5,069                 6,480
Note receivable                                                             602                   -
Investment in joint venture                                               1,650                 1,428
Deferred income taxes, net                                                4,584                 1,569
Other assets                                                              5,243                 5,905
                                                                   ------------          ------------
                                                                   $    114,947          $    108,016
                                                                   ============          ============




     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1996           1997
                                                                  ----           ----
                                                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
           Note payable                                          $ 10,445      $    -
           Accounts payable                                         6,218          3,910
           Accrued expenses                                        23,296         15,517
           Deferred revenue                                         4,951          5,453
           Income taxes payable                                     7,446          9,269
           Obligations under incentive plans                          448            937
           Other current liabilities                                1,806          1,802
                                                                 --------      ---------
               Total current liabilities                           54,610         36,888

Convertible subordinated debt                                      50,000         50,000
Obligations under incentive plans, net
    of current portion                                                807             70
Other liabilities                                                   1,053          2,472
                                                                 --------      ---------
           Total liabilities                                      106,470         89,430
                                                                 --------      ---------

Preferred stock:
           10,000 shares authorized; -0- shares
           issued and outstanding                                     -             -

Class A common stock, $.01 par value:
           70,000 shares authorized; 6,066 and 6,594
           shares issued and outstanding at December 31,
           1996 and September 30, 1997, respectively.                  61             66

Class B Common stock, $.01 par value:
           20,000 shares authorized; 8,461
           shares issued and outstanding at December 31,
           1996 and September 30, 1997                                 85             85


Paid-in capital                                                    28,353         32,184
Retained deficit                                                  (16,422)        (9,316)
Cumulative foreign currency translation adjustment                   (100)          (933)
Note receivable from shareholder                                   (3,500)        (3,500)
                                                                 --------     ----------

           Total shareholders' equity                               8,477         18,586
                                                                 --------     ----------

                                                                 $114,947       $108,016
                                                                 ========     ==========



     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                          1996            1997
                                                                          ----            ----

Cash flows from operating activities:
      Net income                                                       $  13,902        $  7,102
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                   3,779           5,415
           Provision for doubtful accounts                                 2,306           1,313
           Non-cash compensation                                           6,335             534
           (Income) loss from investments in joint ventures, net            (757)            222
           Gain on disposition of joint venture, net                        (514)            -
           Changes in operating assets and liabilities:
                Trade, unbilled, and other receivables                   (13,244)          1,752
                Accounts payable and accrued expenses                      4,758         (10,087)
                Inventory                                                   (324)           (101)
                Other current assets and liabilities                      (7,562)          3,826
                Other noncurrent assets and liabilities                   (5,499)          3,328
                                                                       ---------        --------

Net cash provided by operating activities                                  3,180          13,304
                                                                       ---------        --------

Cash flows from investing activities:
      Decrease (increase) in short term investments, net                     426          (4,602)
      Purchases of property and equipment                                 (2,122)         (4,287)
      Increase in capitalized software                                    (2,717)         (3,293)
      Investments in joint ventures                                         (787)            -
      Proceeds from sale of joint venture                                  3,800             -
      Issuance of notes receivable from uncombined affiliate              (5,150)            -
                                                                       ---------        --------

Net cash (used in) investing activities                                   (6,550)        (12,182)
                                                                       ---------        --------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net                         46,981             289
      Proceeds from exercise of options                                     -              2,754
      Proceeds from note payable/line of credit                           10,000             -
      Payments on note payable/line of credit                            (20,000)        (10,445)
      Distributions and loans to member                                   (5,927)            -
      Payments of dividends to members                                   (16,950)            -
      Repayment of loan to member                                         16,950             -
      Loan to shareholder                                                 (3,500)            -
                                                                       ---------        --------

Net cash provided by (used in) financing activities                       27,554          (7,402)
                                                                       ---------        --------

Net increase (decrease) in cash and cash equivalents                      24,184          (6,280)

Cash and cash equivalents at beginning of period                           6,571          13,732
                                                                       ---------        --------

Cash and cash equivalents at end of period                             $  30,755        $  7,452
                                                                       =========        ========

Supplemental disclosures of cash flow information:
      Cash paid during the quarter for:
           Interest                                                    $   1,788        $  1,783
           Income taxes                                                      529             956
Supplemental schedule of non-cash investing and financing activities:
      Assumption of convertible subordinated debt                      $  30,000        $    -


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

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


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

NOTE 4:  INVENTORIES

Inventories consist of the following (in thousands):


                                                            DECEMBER 31,   SEPTEMBER 30,
                                                                1996           1997
                                                               ------         ------

Field measurement and network analysis tools                   $1,641         $1,684
Parts and accessories                                           5,488          5,913
                                                               ------         ------
                                                                7,129          7,597

Less - reserve for obsolete and slow moving inventory            (742)        (1,043)
                                                               ------         ------
                                                               $6,387         $6,554
                                                               ======         ======


NOTE 5:  SPECIAL CHARGE (CREDIT)

In March 1996, the Company made investments in Pocket Communications, Inc. ("Pocket", formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. ("NextWave") of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consisted of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consisted of an equity investment. In connection with this investment, the Company obtained a commitment from Nextwave for the purchase of services and products aggregating $50.0 million over the subsequent 5-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable were notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the buildout and operation of networks pursuant to licenses obtained in the auction of C-Block licenses by the FCC and are subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic partners, and (iv) delays encountered in the development and successful operation of their PCS networks.

On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreement outlined above, the Company fully reserved for its exposure with these customers and consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket as of January 31, 1997 and significantly decreased and ultimately suspended all work performed for NextWave during the second quarter of calendar 1997. The Company experienced lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend or decrease work performed for these two customers.

On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave. Under the terms of the agreement, the Company was to receive $1.0 million on the 15th of each month beginning May 1997 through May 1998. In addition, under certain circumstances, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s). In May and June of 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financings to August 20, 1997. Payments of $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave has failed to make the $1.0 million monthly payments which were due July 15, 1997 through October 15, 1997, as well as any payment that would have been due on August 20, 1997 related to any debt or equity financings.

During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge. Of the $3.9 million, $2.0 million represents the payments received through June 1997 under the revised payment schedule and $1.9 million represents additional payments of $2.0 million received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, income recognition of the entire $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws.

NOTE 6:  LEASE AGREEMENTS

In May 1996, the Company entered into 10 and 5 year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively. The lease agreements contain certain renewal options for up to three five-year periods. The lease agreements also provide for LCC to pay maintenance, real estate taxes and certain other operating costs of the leased property.


NOTE 7:  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share data. The Company is required to adopt the provisions of SFAS No. 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption, the Company will be required to restate previously reported annual and interim earnings per share data in accordance with the provisions of SFAS No. 128. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this Statement for the year ending December 31, 1997. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion-1966," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the Statement for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of SFAS No. 131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

NOTE 8:  SUBSEQUENT EVENTS

In June 1994, the Company and Telcom Ventures, L.L.C. (Telcom Ventures) sold $20 million and $30 million, respectively, of notes to MCI Telecommunications Corporation ("MCI") , which are exchangeable, at certain times, consisting of 45 day periods commencing in June and August of 1997, 1998 and 1999 into 2,841,099 shares of the Company's Class A Common Stock. The $30 million owned by Telcom Ventures was assumed by the Company in connection with its initial public offering in September 1996. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum. The notes are also convertible upon the happening of certain specified corporate events, including certain tender offers, sale of substantially all of the Company's assets, and are partially convertible (up to one million shares) in the event of an underwritten public offering during certain periods in 1998. The events of default under the notes (which would cause such notes to become due and payable) include non-payment and bankruptcy.

Subsequent to September 30, 1997, the Company received approximately $1.0 million from Telcom Ventures, representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the Company's $3.5 million loan to Telcom Ventures.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 3, 7, 8, 37, 45 and 47 of the Management's Discussion and Analysis of Financial Condition and Results of Operations (beginning below). A more complete discussion of business risks is included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1996.


OVERVIEW

The Company is one of the world's largest independent providers of RF engineering and network design services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries.

The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials basis, although projects may involve a fixed price. The Company generally provides program management services on a time and materials or fixed price basis. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The software tools used by the Company's engineers, which are used as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which in the U.S., often consists of an annual fee per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering design services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

Service revenue consists of revenues from engineering services and program management services. Product revenues consist of revenues from software tools and field measurement and analysis products. The Company derives a significant portion of its revenues from its international customers. Export sales were approximately 30.0% of consolidated revenues in 1996, but due to strong international wireless growth are expected to increase in 1997 to approximately 35.0% to 40.0% of consolidated revenues. Since almost all of the Company's contracts are denominated in U.S. dollars, the Company generally does not maintain currency hedge agreements.

In December 1996, through the formation of a new subsidiary, Microcell Management, Inc. ("Microcell"), the Company entered the wireless infrastructure asset management business to acquire/develop and manage RF transmission towers. Capitalized cost related to tower development was $0.7 at September 30, 1997. Expenses of $0.2 and $0.7 million for the three and nine month periods ending September 30, 1997, respectively, were incurred related to the asset management business and are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

The key drivers of the Company's growth have historically been (i) the issuance of new or additional wireless telecommunications licenses by governmental authorities to wireless operators, (ii) increases in the number of cell sites operated and the number of subscribers served by wireless network operators,
(iii) the introduction of new services or technologies, (iv) the increasing complexity of the systems deployed by wireless network operators, and (v) the expansion and optimization of existing systems by wireless network operators.

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

Although the Company's revenues from the sales of products and services is primarily derived from the design, build-out and optimization of wireless systems, increased emphasis has been placed on products and services which assist in achieving network efficiency and cost savings. The Company's acquisition of European Technology Partner AS ("ETP") in December 1996 (see discussion below) is expected to facilitate the Company's development of hardware and software products and services designed to enhance system performance by providing automated data collection, analysis and optimization capabilities.

RESULTS OF OPERATIONS

The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                                              PERCENTAGE OF REVENUE
                                                -----------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                -----------------------------------------------------------------------------------
                                                         1996                 1997                 1996                1997
                                                         ----                 ----                 ----                ----
Revenues:
     Service revenues                                    65.6  %              60.7  %              65.3  %             61.2  %
     Product revenues                                    34.4                 39.3                 34.7                38.8
                                                         ----                 ----                 ----                ----
        Total revenues                                  100.0                100.0                100.0               100.0

Cost of revenues                                         68.2                 64.1                 66.5                68.4
                                                         ----                 ----                 ----                ----

Gross profit                                             31.8                 35.9                 33.5                31.6
                                                         ----                 ----                 ----                ----

Operating expenses:
     Sales and marketing                                  4.1                  5.4                  4.7                 5.2
     General and administrative                           8.0                  6.5                  9.0                 9.0
     Research and development                             2.2                  2.7                  2.3                 3.0
     Special charge (credit)                              0.0                 (9.6)                 0.0                (3.5)
     Non-cash compensation                                7.2                  0.1                  6.5                 0.5
     Depreciation and amortization                        3.3                  5.1                  3.8                 4.8
                                                          ----                 ---                  ---                 ---
         Total operating expenses                        24.8                 10.2                 26.3                19.0
                                                         -----                ----                 -----               ----

Operating income                                          7.0                 25.7                  7.2                12.6
                                                          ---                 ----                  ---                ----

Other income (expense):
     Interest income                                      0.6                  0.6                  0.6                 0.4
     Interest expense                                    (2.0)                (2.2)                (2.4)               (2.4)
     Other                                                1.1                  0.4                  2.1                 0.7
                                                          ---                  ---                  ---                 ---
         Total other income (expense)                    (0.3)                (1.2)                 0.3                (1.3)
                                                         ----                 ----                  ---                ----

Income before income taxes                                6.7                 24.5                  7.5                11.3

(Benefit) provision for income taxes                    (22.0)                10.7                 (6.7)                5.0
                                                        -----                 ----                 ----                 ---

Net income                                               28.7  %              13.8  %              14.2  %              6.3  %
                                                         ====                 ====                 ====                 ===

                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997


Revenues. Revenues for the three months ended September 30, 1997 were $40.5 million compared to $37.9 million for the prior year, an increase of $2.6 million or 7.0%. Service revenues were $24.6 million compared to $24.8 million for the prior year, a decrease of $0.2 million or 1.0%. The decrease was due to a decline in program management revenues due to the change in project mix and volume between years including full deployment in 1996 on the Pocket and NextWave engagement. Product revenues were $15.9 million compared to $13.0 million for the prior year, an increase of $2.9 million or 22.2%. The increase was due primarily to an increase in field test measurement and analysis product sales due to the acquisition of ETP in December 1996 and strong domestic sales.

Cost of Revenues. Cost of revenues for the three months ended September 30, 1997 was $26.0 million compared to $25.8 million for the prior year, an increase of $0.2 million or 0.6%. As a percentage of total revenues, cost of revenues was 64.1% and 68.2% for 1997 and 1996, respectively. The increase in cost of revenues largely resulted from products revenue growth, including the acquisition of ETP, offset by a decrease in services cost of revenue due primarily to a decline in program management volume between years. The overall decrease in cost of revenues as a percentage of total revenues is due to a decrease in services cost of revenues as a percentage of service revenue, offset by an increase in products cost of revenues as a percentage of products revenue. The decrease in services cost of revenues as a percentage of services revenues is due to improved program management chargeability as a result of the change in project mix between years. The increase in products cost of revenue as a percentage of products revenue is primarily due to a change in software revenue mix between years.

Gross Profit. Gross profit for the three months ended September 30, 1997 was $14.5 million compared to $12.1 million for the prior year, an increase of $2.4 million or 20.5%. As a percentage of total revenues, gross profit was 35.9% and 31.8% for 1997 and 1996, respectively. The increase in gross profit is due primarily to improved program management chargeability and an increase in field test measurement and analysis product sales, offset by a change in software products revenue mix between years.

Sales and Marketing. Sales and marketing expenses were $2.2 million for the three months ended September 30, 1997, compared to $1.6 million for the prior year, an increase of $0.6 million or 40.4%. The increase is due primarily to the inclusion of ETP marketing expenses in 1997 ($0.2 million) as well as an increase in agent commissions ($0.3 million) due, in part, to an increase in international sales.

General and Administrative. General and administrative expenses for the three months ended September 30, 1997 were $2.6 million, compared to $3.0 million for the prior year, a decrease of $0.4 million or 13.8%. The decrease is due primarily to a decrease in the provision for doubtful accounts as a result of the improvement between years in the overall collection status of outstanding receivables, offset by the inclusion in 1997 of costs associated with the Company's Microcell and ETP subsidiaries.

Research and Development. Research and development expenses for the three months ended September 30, 1997 were $1.1 million, compared to $0.8 million for the prior year, an increase of $0.3 million or 31.7%. The increase is primarily due to the inclusion of research and development costs of ETP in 1997 and an increase in research and development costs related to the Company's field test measurement and analysis products.

Special Charge (credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge recorded in December 1996 related to Pocket and NextWave. Of the $3.9 million, $2.0 million represents payments received through June 1997 under the revised payment schedule established with NextWave on April 15, 1997 and $1.9 million represents additional payments of $2.0 million received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, income recognition of the entire $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws.

Non-Cash Compensation. Non-cash compensation was negligible for the three months ended September 30, 1997, compared to $2.7 million for the prior year. The balance recorded in the prior year includes additional compensation expense as a result of the increase in the deemed fair market value of the Company. Awards under the related compensation plans were converted to stock options in connection with the Company's initial public offering in September 1996.

Depreciation and Amortization. Depreciation and amortization expense was $2.1 million for the three months ended September 30, 1997, compared to $1.3 million for the prior year, an increase of $0.8 million or 63.2%. The increase is the result of an increase in the amount of capitalized software development costs, the acquisition of ETP and related amortization of intangibles and a generally higher capital asset base as compared to the prior year.

Other Income. Other income was $0.1 million for the three months ended September 30, 1997, compared to $0.4 million for the prior year, a decrease of $0.3 million or 67.9%. The decrease is primarily the result of a decrease in the amount of income recognized from the Company's 33 1/3% investment in Koll Telecommunications Services, L.L.C.

(Benefit) Provision for Income Taxes. The provision for income taxes was $4.3 million for the three months ended September 30, 1997, compared to a benefit of $8.3 million for the prior year. The provision for income taxes was recorded in 1997 based on an effective tax rate of 40.0% for the Company's U.S. operations and various effective tax rates ranging from 28% to 50% for the Company's foreign operations. The provision for income taxes was recorded in 1996 assuming that the Company was a Limited Liability Corporation. In addition, during the third quarter of 1996, the Company recorded a one-time deferred tax benefit of $8.7 million as a result of its conversion from a Limited Liability Corporation to a Subchapter C Corporation in connection with the merger of LCC, L.L.C. with and into the Company prior to the initial public offering in September 1996.

Net Income. Net income was $5.6 million for the three months ended September 30, 1997 compared to $10.9 million for the prior year, a decrease of $5.3 million. The decrease in net income is due primarily to the items discussed above. Adjusting for non-cash compensation, 1996 earnings from the Pocket and Nextwave engagements, recovery of special charge in 1997 and assuming an effective tax rate of 40.0% in 1996, net income would have been $3.3 million compared to $2.1 million for 1996.

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


Revenues. Revenues for the nine months ended September 30, 1997 were $112.2 million compared to $98.2 million for the prior year, an increase of $14.0 million or 14.2%. Service revenues were $68.6 million compared to $64.1 million for the prior year, an increase of $4.5 million or 7.0%. The increase was due to an increase in Engineering Design Services and reimbursable expenses, offset by a decline in Program Management revenue. The increase in Engineering Design Services was due to an increase in chargeable hours between years and was offset by a decrease in average rates per hour resulting from a change in the mix of work which favored lower priced consultants. The decline in Program Management revenue was a result of ceasing all work for Pocket and NextWave in the first quarter of 1997. Product revenues were $43.5 million compared to $34.1 million for the prior year, an increase of $9.4 million or 27.7%. The increase resulted primarily from an increase in field test measurement and analysis product sales due, in part, to the acquisition of ETP in December 1996 and strong domestic sales. The increase in sales of field test measurement and analysis products was offset by a decrease in software products sales.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 1997 was $76.7 million compared to $65.3 million for the prior year, an increase of $11.4 million or 17.4%. As a percentage of total revenues, cost of revenues was 68.4% and 66.5% for 1997 and 1996, respectively. The increase in cost of revenues largely resulted from revenue growth, including the acquisition of ETP as discussed above. The increase in cost of revenues as a percentage of total revenues is due primarily to the decreased chargeability of program management personnel as a result of ceasing work for Pocket and NextWave and a change in software products revenue mix between years.

Gross Profit. Gross profit for the nine months ended September 30, 1997 was $35.5 million compared to $32.9 million for the prior year, an increase of $2.6 million or 7.8%. As a percentage of total revenues, gross profit was 31.6% and 33.5% for 1997 and 1996, respectively. The dollar increase in gross profit is primarily due to the increase in Engineering Design Services and field test measurement and analysis product sales volume. The decrease in gross profit as a percentage of total revenues is a result of the decrease in chargeability that resulted from ceasing all program management work for Pocket and NextWave as well as the change in software products revenue mix.

Sales and Marketing. Sales and marketing expenses were $5.8 million for the nine months ended September 30, 1997 compared to $4.6 million for the prior year, an increase of $1.2 million or 27.0%. The increase is primarily due to the inclusion of ETP marketing expenses in 1997 as well as an increase in agent commissions due, in part, to an increase in international sales.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 were $10.1 million, compared to $8.8 million for the prior year, an increase of $1.3 million or 14.1%. The increase is due primarily to costs associated with the Company's Microcell Management, Inc. subsidiary and the inclusion of costs associated with ETP.

Special Charge (credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge recorded in December 1996 related to Pocket and NextWave. Of the $3.9 million, $2.0 million represents payments received through June 1997 under the revised payment schedule established with NextWave on April 15, 1997 and $1.9 million represents additional payments of $2.0 million received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, income recognition of the entire $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws.

Research and Development. Research and development expenses for the nine months ended September 30, 1997 were $3.3 million, compared to $2.3 million for the prior year, an increase of $1.0 million or 46.1%. The increase is primarily due to the inclusion of research and development costs of ETP in 1997 and an increase in research and development costs related to the Company's field test measurement and analysis products.

Non-Cash Compensation. Non-cash compensation was $0.5 million for the nine months ended September 30, 1997, compared to $6.3 million for the prior year, a decrease of $5.8 million or 91.6%. The balance recorded in the prior year includes additional compensation expense as a result of the increase in the deemed fair market value of the Company. Awards under the related compensation plans were converted to stock options in connection with the Company's initial public offering in September 1996.

Depreciation and Amortization. Depreciation and amortization expense was $5.4 million for the nine months ended September 30, 1997, compared to $3.8 million for the prior year, an increase of $1.6 million or 43.3%. The increase is the result of an increase in the amount of capitalized software development costs, the acquisition of ETP and related amortization of intangibles and a generally higher capital asset base as compared to the prior year.

Interest Expense. Interest expense was $2.7 million for the nine months ended September 30, 1997, compared to $2.4 million for the prior year, an increase of $0.3 million or 12.6%. Interest expense in 1997 results from $50.0 million of convertible subordinated debt ($30.0 million of which was assumed from Telcom Ventures in September 1996 as a result of the merger of LCC, L.L.C. with and into the Company), whereas during the nine months ended September 30, 1996, the Company had a total of $20.0 million debt outstanding under its convertible subordinated debt instrument and up to an additional $20.0 million outstanding under the Company's credit facility. All amounts outstanding under the credit facility were paid from the proceeds of the Company's initial public offering in September 1996 and no amounts have been outstanding under the credit facility from that date through September 30, 1997. The increase in interest expense results from the change in amount and mix of the debt as well as related interest rates.

Other Income. Other income was $0.7 million for the nine months ended September 30, 1997, compared to $2.1 million for the prior year, a decrease of $1.4 million or 64.7%. The decrease is primarily the result of the gain recorded on the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 ($0.5 million) and a decrease in the amount of income recognized from the Company's 33 1/3% investment in Koll Telecommunications Services, L.L.C.

(Benefit) Provision for Income Taxes. The provision for income taxes was $5.6 million for the nine months ended September 30, 1997, compared to a benefit of $6.5 million for the prior year. The provision for income taxes was recorded in 1997 based on an effective income tax rate of 40.0% for the Company's U.S operations and various effective tax rates ranging from 28% to 50% for the Company's foreign operations. The provision for income taxes was recorded in 1996 assuming that the Company was a Limited Liability Corporation. In addition, the Company recorded a one-time deferred tax benefit of $8.7 million in 1996 as a result of its conversion from a Limited Liability Corporation to a Subchapter C Corporation in connection with the merger of LCC, L.L.C with and into the Company prior to the initial public offering in September 1996.

Net Income. Net income for the nine months ended September 30, 1997 was $7.1 million compared to $13.9 million for the prior year, a decrease of $6.8 million. The decrease in net income is due primarily to the items discussed above. Adjusting for non-cash compensation, 1996 earnings from the Pocket and NextWave engagements, recovery of special charge in 1997 and assuming an effective tax rate of 40.0% in 1996, net income would have been $5.1 million compared to $5.9 million for 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, including short-term investments, were $19.0 million at September 30, 1997 compared to $20.7 million for the prior year, a decrease of $1.7 million. The decrease is due primarily to payments made for the acquisition of ETP ($10.4 million) and for additions to property and equipment and capitalized software (total of $7.6 million), offset by cash provided by operations ($13.3 million) and cash received from exercise of stock options and from the issuance of shares under the Company's Employee Stock Purchase Plan ($3.0 million). In December 1996, the Company, through its wholly owned subsidiary, LCCI AS, acquired the business of ETP for $13.1 million, including $250,000 of acquisition costs. ETP designs, develops, manufactures and sells and licenses hardware and software products for the testing, monitoring and management of the operations of wireless telecommunications networks. Exclusive of the acquisition costs, (i) $10.45 million was paid in January 1997 in satisfaction of a note agreement dated December 30, 1996, (ii) $1.4 million is being held in escrow for two years as security for ETP's indemnity obligations under the asset purchase agreement, and (iii) $667,000 and $308,000 will be paid in January 1998 and 1999, respectively. Payments under (i) and (ii) above were made in January 1997 from the remaining net proceeds of the Company's initial public offering.

Net cash provided by operations was $13.3 million for the nine months ended September 30, 1997. Net cash used in investing activities was $12.2 million, consisting primarily of cash paid for additions to property and equipment ($4.3 million), an increase in capitalized software ($3.3 million) and an increase in short-term investments ($4.6 million). Net cash used in financing activities was $7.4 million, representing cash paid in satisfaction of the note established for the purchase of ETP in December 1996 of $10.4 million, offset by cash received from stock issuances as a result of options exercised during the period and cash received for shares purchased under the Company's Employee Stock Purchase Plan ($3.0 million).

The Company anticipates a significant commitment for capital expenditures for its Microcell subsidiary. This effort is expected to be funded from the Company's current working capital. In addition, under the Company's software development program, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalized and amortized $3.3 million and $1.9 million, respectively in the nine month period ended September 30, 1997.

Net cash provided by operations was $3.2 million for the nine months ended September 30, 1996. Net cash used in investing activities was $6.6 million, consisting primarily of cash paid for additions to property and equipment ($2.1 million), increase in capitalized software ($2.7 million), investments in joint ventures ($0.8 million) and issuance of notes receivable ($5.2 million), offset by the proceeds of the sale of the Company's interest in Telemate, S.A. and certain distribution rights ($3.8 million). Net cash provided by financing activities was $27.6 million, consisting primarily of the net proceeds from the Company's initial public offering of $47.0 million, partially offset by a $20.0 million reduction in short-term debt under the Company's credit facility.

Dividends paid were $16.9 million for the nine months ended September 30, 1996. In addition, in September 1996, the Company received $16.9 million as repayment of its loans to Telcom Ventures. Also in September 1996, the Company loaned $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30 million of convertible subordinated debt from Telcom Ventures in connection with the Company's initial public offering. Subsequent to September 30, 1997, the Company received approximately $1.0 million representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the $3.5 million loan to Telcom Ventures.

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

On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company decided to fully reserve for its exposure with these customers and has consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. The Company suspended all work performed for Pocket as of January 31, 1997 and significantly decreased and ultimately suspended all work performed for NextWave during the second quarter of calendar 1997. The Company experienced lower than historical margins in the first two quarters of Calendar year 1997 as a result of the decision to suspend or decrease work performed from these two customers.

On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave to the Company. Under the terms of the agreement, the Company was to receive approximately $1.0 million per month from May 15, 1997 through May 15, 1998. In addition, under certain circumstances, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s). In May and June 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financings to August 20, 1997. Payments of $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave has failed to make the $1.0 million monthly payments which were due July 15, 1997 through October 15, 1997, as well as any payment that would have been due on August 20, 1997 related to any debt or equity financings.

During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge. Of the $3.9 million, $2.0 million represents the payments received through June 1997 under the revised payment schedule and $1.9 million represents additional payments received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, income recognition of the entire $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws.

Working capital was $48.8 million at September 30, 1997 versus $37.2 million at December 31, 1996, an increase of $11.6 million or 30.9%. The increase in working capital was primarily due to a decrease in notes payable and accrued expenses, offset by a net decrease in receivables.

In June 1994, the Company and Telcom Ventures sold $20 million and $30 million, respectively, of notes to MCI, which notes are exchangeable, at certain times, consisting of 45 day periods commencing in June and August of 1997, 1998 and 1999, into 2,841,099 shares of the Company's Class A Common Stock. The $30 million owned by Telcom Ventures was assumed by the Company in connection with its initial public offering in September 1996. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum. The notes are also convertible upon the happening of specified corporate events, including certain tender offers, sale of substantially all of the Company's assets, and are partially convertible (up to 1 million shares) in the event of an underwritten public offering during certain periods in 1998. The Company presently intends to exercise its option in August 1998 to cause the notes to be exchanged into Class A Common Stock. The events of default under the notes (which would cause such notes to become due and payable) include non-payment and bankruptcy.

The Company has a credit facility with Chase Manhattan Bank Co. N.A. which consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either
(i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. Effective December 30, 1996, the credit facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. No amounts were outstanding under the credit facility during the period from January 1, 1997 to September 30, 1997.

The Company believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit will be sufficient to satisfy the current and anticipated future capital requirements of the Company.

PART II - OTHER INFORMATION

Item 1:    Legal Proceedings
           Not Applicable

Item 2:    Changes in Securities and Use of Proceeds

           The following use of proceeds information relates to the registration statement on Form S-1, Registration No. 2-33360-67, effective September 24, 1996; The Company completed a public offering in September 1996. The managing underwriters for offering were Donaldson, Lufkin & Jenrette Securities Corporation, Alex Brown & Sons Incorporated and Oppenheimer & Co., Inc. The offering consisted of shares of Class A Common Stock, for a price of $16 per share, including 3,162,500 shares (offering proceeds of $50.6 million) sold by the Company and 2,875,000 shares (offering proceeds of $46.0 million) sold by a selling stockholder. Offering expenses were $5,337,050, consisting of $3,542,000 for underwriting discounts and commissions and $2,224,050 for other expenses, none of which involved direct or indirect payments to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or affiliates of the Company ("Affiliated Payments"). Net offering proceeds to the Company equaled $44,833,950. Since completion of the offering, the following amounts of net proceeds have been expended for the purposes listed below, none of which involved Affiliated Payments: $11,850,000 for acquisition of other businesses, $16,205,567 for repayment of indebtedness, $2,000,000 for working capital, $4,428,383 for tax exempt municipals and overnight repurchase agreements, $3,500,000 for advance to Telcom Ventures, Inc., and $6,850,000 for vendor financing. The uses of proceeds do not represent a material change in the uses of proceeds described in the offering prospectus. No significant changes in uses have occurred since the most recent report regarding use of proceeds (on Form SR dated July 3, 1997).

Item 3:    Defaults Upon Senior Securities
           Not Applicable

Item 4:    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5:    Other Information
           Not Applicable

Item 6:    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                11 - Calculation of Net Income Per Share
                27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                On October 7, 1997, the Company filed a Current Report on Form 8-K which reported that, on October 7, 1997, the Company had agreed with MCI Telecommunications Corporation ("MCI") to extend from October 8, 1997 until October 23, 1997 the period of time within which the Company shall be entitled to exercise its annual conversion rights under the Company's Subordinated Notes due 2000, dated June 28, 1994, to MCI, as amended, in the aggregate principal amount of $50,000,000 (the "Notes"), which are convertible into 2,841,099 shares of Class A Common Stock, par value $0.01 per share.

                On October 27, 1997, the Company filed a Current Report on Form 8-K which reported that, on October 23, 1997, the Company and MCI had agreed that the Company would not exercise its annual conversion right under the Notes during 1997. The Notes continue to be convertible during the period between June 27, 1998 and August 10, 1998, at MCI's option, and during the period between August 25, 1998 and October 8, 1998, at the Company's option, and in each case during the same periods of 1999. The Notes are also convertible upon certain extraordinary events, as described in the Company's Current Report on Form 8-K and the Company's prior filings. MCI and the Company also agreed to certain amendments to the Notes, including an immediate reduction in the annual interest rate on the Notes from 6.8% to 4.4%, which are described in the Company's Current Report on Form 8-K.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LCC International, Inc. and Subsidiaries



Date:   November 14, 1997           Signed:    /s/ Richard Hozik
        -----------------                      -----------------
                                               Richard Hozik
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer