Form 10-K405
period 1997-12-31
LCC INTERNATIONAL INC
filed 1998-03-30
CIK 1016229

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-21213

                            LCC INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      54-1807038
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           7925 JONES BRANCH DRIVE
                  MCLEAN, VA                                       22102
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 873-2000

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing price of the registrant's common stock as of March 16, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant is $121,669,080.*

     As of March 16, 1998, the registrant had outstanding 7,077,333 shares of Class A Common Stock, par value $.01 per share, (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $.01 per share, (the "Class B Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

          (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 19, 1998 (the "Proxy Statement") to be filed within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III, Items 10 -- 13 of this Form 10-K.
---------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.
================================================================================

     This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" are to (1) the combined operations of the Company's predecessor, LCC, L.L.C., a Delaware limited liability company, and its subsidiaries (the "Limited Liability Company") prior to the date of the merger of the Limited Liability Company into LCC International, Inc., a Delaware corporation formed in June 1996 ("LCC International"), as described below (the "Merger") and (2) LCC International and its subsidiaries, after the Merger. Definitions of technical and other terms are set forth in the Glossary appearing elsewhere herein. References herein to wireless telecommunications or similar terms are not intended to include satellite transmission, which some consider to be a "wireless" technology.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is one of the world's largest independent providers of RF engineering and program management services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries. In 1997, the Company also began providing asset management services. The Company intends to leverage its leadership position and its relationships with major wireless customers to expand its current service and product offerings and to benefit from the expected significant growth in wireless networks worldwide.

     The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international cellular operators, including British Telecom, France Telecom and Mannesmann; companies building or proposing to build PCS systems, including AT&T Wireless Services and Pacific Bell Mobile Services; operators of ESMR systems, including Nextel Communications; and operators of two-way messaging systems, such as PageNet. The customers listed above each contributed 5% or more of the Company's consolidated revenues (10% or more in the case of Nextel) during one or more of fiscal years 1991 through 1997. Many of the Company's major customers have entered into partnerships with international wireless operators, which has enabled the Company to obtain significant new business from such operators. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis. The Company derives a significant portion of its revenues from its international customers (approximately 37.2% in 1997).

     A substantial number of new wireless network licenses have been awarded worldwide over the last five-years, and the Company expects a significant number of additional wireless licenses to be awarded in the next few years. In addition, many existing systems are continuing to grow; the Company estimates that operators of wireless networks operating at capacity add a new cell site, requiring additional RF engineering services, for every approximately 1,500 new subscribers added. Furthermore, competition among operators of wireless networks is generating greater requirements for operational quality and efficiency. Construction of new networks, and expansion and optimization of existing networks, require substantial amounts of RF engineering services and products and provide new opportunities for asset management services.

     The Company's approximately 480 professionals provide engineering and program management solutions to operators of a wide range of wireless networks, incorporating all major wireless technologies available today, including TDMA (which includes IS-54 and IS-136), GSM, CDMA, iDEN, AMPS and ETACS. The

Company provides services and/or products for operators involved in all four phases of wireless system development: (i) Phase 1 -- bidding for the licenses necessary to build and operate the system; (ii) Phase 2 -- design and build-out of the system; (iii) Phase 3 -- optimization and enhancement of the system to meet the requirements of an increasing subscriber base and to provide increased quality and coverage; and (iv) Phase 4 -- achievement of greater efficiencies in providing service in order to compete in areas where there are multiple system operators.

BACKGROUND

     The Company's business commenced in 1983 in a corporation named LCC, Incorporated (presently named Cherrywood Holdings, Inc. ("Cherrywood")), a Kansas corporation organized in 1983 and wholly owned by Dr. Rajendra and Neera Singh and certain Singh family trusts. In 1994, Cherrywood transferred the business to Telcom Ventures, L.L.C. ("Telcom Ventures"), a Delaware limited liability company, for a 75% interest in Telcom Ventures. At the same time, certain entities formed by The Carlyle Group, a Washington, D.C.-based investment group (the "Carlyle Investors"), acquired a 25% interest in Telcom Ventures in consideration of a cash contribution. Telcom Ventures then formed the Limited Liability Company and transferred the business to the Limited Liability Company in exchange for a 99% interest in the Limited Liability Company. Cherrywood and TC Group, L.L.C. ("TC Group"), an affiliate of the Carlyle Investors, received direct interests of 0.75% and 0.25%, respectively, in the Limited Liability Company. LCC International was formed in June 1996 for the purpose of effecting an initial public offering of equity interests in the Limited Liability Company, which was accomplished in September 1996 by the Merger in connection with completion at that time of the initial public offering of the Class A Common Stock (the "Offering"). Prior to the Merger, Telcom Ventures transferred its interest in the Limited Liability Company to RF Investors, L.L.C. ("RF Investors"), a Delaware limited liability company of which Telcom Ventures owns 99% and Cherrywood and TC Group own 0.75% and 0.25%, respectively. Since the Offering, Cherrywood and TC Group have transferred to RF Investors the shares of the Company which they received as a result of the Merger.

     In June 1994, the Limited Liability Company and Telcom Ventures entered into a Note Purchase Agreement with a then unrelated third party, MCI Telecommunications Corporation ("MCI"), which provided for the issuance of a $20 million subordinated note by the Limited Liability Company and of a $30 million subordinated note by Telcom Ventures (the "Telcom Ventures Note") to MCI in return for cash in such amounts. These notes are convertible, under certain circumstances, into 2,841,099 shares of Class A Common Stock (see note 13 to the Consolidated Financial Statements). Immediately prior to the Merger in September 1996, the Telcom Ventures Note was assumed by the Limited Liability Company (the "MCI Note Assumption") and the $30 million principal repayment obligation and interest thereon became the sole obligation of the Limited Liability Company and, following the Merger, the sole obligation of the Company. Immediately following the Offering, the Company made a loan of $3.5 million to Telcom Ventures to assist Telcom Ventures in paying certain taxes due in connection with the MCI Note Assumption. The loan is repayable over five-years, with equal annual principal payments over the term of the loan. Interest accrues at the rate of LIBOR plus 1.75% and is payable annually.

     The Company issued 3,162,500 shares of Class A Common Stock in the Offering at an initial public offering price of $16.00 per share. The total proceeds of the Offering, net of underwriting discounts and offering expenses, were approximately $44.8 million. The Company used approximately $16.2 million of the proceeds for repayment of outstanding amounts under the Credit Facility (defined below), $3.5 million to fund the loan to Telcom Ventures, approximately $6.85 million for vendor financing and approximately $11.85 million to fund a portion of the ETP Acquisition (defined below) purchase price. Of the approximately $6.4 million balance of such proceeds, approximately $2.0 million has been used for working capital and the remainder has been invested in various short term investments pending use for other acquisitions, strategic financing or investments in customers and equipment vendors, working capital and general corporate purposes.

     In December 1996, the Company, through its newly formed wholly-owned subsidiary LCC Europe AS (formerly known as LCC International AS) ("LCC Europe"), a Norwegian limited liability company, acquired the business of European Technology Partner AS ("ETP"), a Norwegian limited liability company

(the "ETP Acquisition"), which consisted of the design, development, manufacture and sale and license of hardware and software products for the testing, monitoring and management of the operations of wireless telecommunications networks. As consideration for the ETP Acquisition, LCC Europe paid $13.075 million (including acquisition costs) and assumed substantially all of the liabilities of the ETP business.

     In December 1996, through its newly formed subsidiary, Microcell Management, Inc. ("Microcell Management"), the Company acquired the business of Microcell, L.L.C., which consisted of the acquisition, development, lease and management of RF transmission towers. As consideration therefor, Microcell Management paid $290,000, $200,000 of which was used by Microcell, L.L.C. to pay an outstanding loan from the Company.

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

  Types of Wireless Communications

     Cellular. A cellular network is a telephone system based on a grid of "cells" deployed primarily at 800 and 900 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment. The cellular industry is well established in the developed world. In some countries, the cellular network provides significantly improved access to the local and international wireline telephone network compared to existing wireline telephone service.

     PCS. In 1993, the FCC allocated a portion of the radio spectrum for the provision of a new wireless communications service, commonly known as PCS. In the U.S., PCS differs from traditional cellular service principally in that PCS systems operate at a higher frequency range. Licenses to operate PCS networks were awarded in the United States through auctions conducted during 1995 (the A- and B-blocks, which involved licenses for large areas known as MTAs) and 1996 (the C-block, which involved licenses for smaller metropolitan and rural areas known as BTAs); additional licenses were awarded through auctions concluded in early 1997 (the D-block, E-block and F-block, which also involved licenses for BTAs).

     ESMR. Enhanced Specialized Mobile Radio is a mobile communication service that relies on specialized mobile radio frequencies that have been historically limited to two-way voice communications in small local networks (such as for taxi or messenger dispatch). As a result of advances in digital technology, ESMR operators have begun to design and deploy digital mobile networks that increase the frequency capacity of ESMR systems to a level that is intended to be competitive with that of cellular and PCS systems. Companies such as Nextel Communications (in the U.S.), Clearnet Communications (in Canada) and Tricom (in Mexico) have acquired licenses for ESMR two-way radio channels in their respective operating areas and are offering wireless voice services over their networks.

     Paging. Paging is a method of wireless telecommunications that uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate a subscriber's pager (a pocket-size radio carried by the subscriber). The radio signal causes the pager to emit a beep or vibrate and to provide the subscriber with information from the caller in the form of a voice, time, numeric or alphanumeric message. "Two-way" data applications, which allow the subscriber to acknowledge and reply to messages and therefore require system designs akin to cellular and PCS networks, have been implemented.

     Other. Wireless cable, wireless local loop (a system that eliminates the need for a wire loop connecting users to the public switched telephone network), satellite, and wireless high speed data services represent other areas of the wireless communications industry being developed by operators in the U.S. and abroad.

  Wireless Technologies

     Most traditional cellular systems historically transmitted voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with enhancements in digital protocols (discussed below), allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more data transmission features, such as "mobile office" applications (including facsimile, electronic mail and connecting notebook computers with computer/data networks).

     Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." Two common protocols used in cellular and other networks "manage" the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or "TDMA") or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or "CDMA"). In the U.S., the FCC has intentionally avoided mandating a universal digital signaling protocol, and three principal digital signal protocols (which are incompatible with each other) are currently being used in the U.S. for PCS networks: GSM, CDMA and TDMA. European Union countries generally have agreed to adopt GSM as a common standard protocol for cellular and PCS transmission and approximately 60 countries, including virtually all countries in Western Europe, have issued or propose to issue GSM 900 or 1800 MHz licenses. The universal GSM standard is designed to allow subscribers to roam throughout Europe and wherever else GSM technology has been adopted. Other wireless technologies are also presently in use for a variety of different types of transmission. The Company has expertise in all these technologies.

  Operation of Two-Way Wireless Systems

     Two-way wireless service areas are divided into multiple regions called "cells," each of which contains a base station consisting of a transmitter, a receiver and signaling equipment. The cells are typically configured on a grid pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. Cellular system cells generally have a radius ranging from two miles to 25 miles. PCS system cells have a radius ranging from approximately one-quarter mile to approximately 12 miles, depending on the PCS technology being used and the terrain. Since each cell site requires engineering services, growth in the number of cell sites is one of the key drivers of demand for the Company's products and services. The base station in each cell is connected by microwave, fiber optic cable or telephone wires to a switch, which uses computers and specially developed software to control the operation of the wireless telephone system for its entire service area. The switch controls the transfer of calls from cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier.

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

     After a wireless system has been installed, the system's capacity can be increased in various ways, by (i) adding available frequency capacity to cells as required, if such capacity is available, (ii) using directional antennae to divide a cell into discrete multiple sectors or coverage areas, thereby reducing the required distance between cells using the same frequency, or (iii) "cell splitting" (i.e., dividing a single cell into a number of smaller cells served by lower-power transmitters, thereby increasing the ability to reuse radio frequencies and increasing the number of calls that can be handled in a given area). Additional solutions are being designed to increase network capacity and coverage, including (i) the introduction of microcells, which can be placed very close together to increase frequency reuse and the total capacity of the wireless network and which can be placed within buildings, train stations and other structures to provide coverage where none was available before and (ii) the introduction of digital technologies, which increase the number of conversations which can be transported on a single radio carrier from two to potentially more than ten times, depending on the type of digital technology deployed.

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

     Set forth below is a description of the life cycle of a typical wireless system:

        Phase 1 pursuit of the licenses necessary to build and operate the system

        Phase 2 design and build-out of the system

        Phase 3 optimization and enhancement of the system to meet the requirements of an increasing subscriber base and to provide increased quality and coverage

        Phase 4 achievement of greater efficiencies in providing service in order to compete in areas where there are multiple system operators

     Phase 1. In Phase 1, the pursuit of the licenses necessary to build and operate the system, a rough engineering design is often required to determine construction costs and revenue generating ability of the system.

     Phase 2. A substantial amount of engineering services are required for Phase 2, the actual design and build-out of the wireless system. Detailed site location designs are prepared, interference to or from co-located antennae is checked, site performance is measured after completing construction and, finally, the site is optimized to work with neighboring sites. Wireless network operators (even the few which have sizable internal engineering staffs) typically rely on outside RF engineering companies, such as the Company, for Phase 2. Depending on the size of the system, this phase can involve from four RF engineers for a typical small system, to 15 RF engineers for a typical medium-sized system and up to 100 RF engineers for a nationwide deployment (all of whom require software design and field measurement tools) over a period of 12 to 24 months. The Company believes that the number of RF engineers is limited.

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

     Phase 4. Eventually the system will enter Phase 4, in which the operator must achieve greater efficiencies in service provision in order to compete in areas where there are multiple system operators. In most European countries and Australia, certain systems have entered Phase 4. In the U.S., with the construction of new PCS systems in areas that already have two cellular systems and with the rollout of a national ESMR system by Nextel, wireless networks are reaching Phase 4. Competing systems in Phase 4 generally have the same network coverage; thus, competition is focused primarily on price and call quality.

SERVICES, SYSTEMS & PRODUCTS AND ASSET MANAGEMENT

  Background

     In the early 1980's, when the FCC began to issue licenses for cellular systems, wireless system design was an unsophisticated process. Since minimal data had been collected on system performance and limited engineering had been done, the Company (following its formation in 1983) worked to develop a standard method of applying design engineering principles to wireless system design. The method included the development of software to accelerate and automate the design process, and use of such software with digitized system coverage maps, enabling the engineer to measure the effect of changes to various system parameters or use of different locations for cell sites. Over time, the Company gathered significant amounts of data on various system configurations, improving the ability of its engineering models to predict system coverage. The Company also developed a large staff of RF engineers experienced in conducting the design analysis. Moreover, because the field measurement and analysis equipment required for verification and measurement of wireless system performance in the field was generally unsophisticated, the Company created its own field measurement and analysis equipment. Originally, RF engineering focused principally on the cellular industry. Although the services provided by various wireless technologies may be similar, the engineering requirements of each system are different. As new wireless technologies were introduced, the Company developed engineering solutions for the different forms of wireless transmissions, and modified its field measurement and analysis equipment and software products to function with differing wireless technologies. As a complement to the foregoing activities, the Company has expanded its services to include program management services involving the deployment or management, on a turnkey basis, of wireless systems. These services include systems integration, site acquisition, site engineering, construction management, installation and commissioning, and customer training services. In addition, through Microcell Management, the Company now offers wireless network operators the opportunity to finance and outsource the ownership and maintenance of the transmission towers utilized in their networks.

  Services

     RF Engineering Services. Through its Services Group the Company provides a variety of RF engineering and other services over the four phases of the life cycle of a wireless telecommunications system, as follows:

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

          Phase 2 Services. Services in Phase 2 include some or all of the following:

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

     - preparation of regulatory filings (FCC, Federal Aviation Administration and others) required for system deployment

     - assistance with systems deployment, including site acquisition and construction management services

     - measurement of network performance

     - optimization of system

          Phase 3 Services. The Company's services are used by existing system operators to plan system expansions to accommodate subscriber growth (the Company estimates that operators of wireless networks operating at capacity require a new cell site for approximately each additional 1,500 subscribers), incorporate improvements in technology, improve system performance and achieve efficient use of available radio spectrum. The Company also assists in capacity expansion planning and technology changeovers, such as conversion from analog to digital technology. In Phase 3 the Company provides some or all of the following:

     - identification of additional cell sites

     - integration of new cell sites with existing cell sites

     - measurement of network performance, including "benchmarking" (i.e., evaluation of the performance of an operator's system against that of its competitors)

     - optimization of system

     - technology migration analysis and implementation

          Phase 4 Services. As multiple service providers offer competing services in the same service area, network operators will require additional engineering services focusing on the achievement of cost savings and quality enhancements within the existing coverage area. These services include the following:

     - system analysis and network management, including redistribution or elimination of cell sites

     - cost management

     - measurement of network performance, including "benchmarking"

     - technology and network upgrades

The Company is currently working with several existing customers to further define the types of services that such customers will require during Phase 4, although there can be no assurance that the Company will provide any such services.

     Most of the Company's RF engineers are based in McLean, Virginia, but spend significant periods (approximately one to nine months per year) at customer sites. The Company is one of the world's largest independent providers of RF engineering and wireless network design services. The Company believes that its large number of RF engineers enables it to respond quickly to customers who may require the Company to staff a major project on a timely basis. In addition, the Company believes that the wide-ranging experience of its RF engineers, including exposure to and participation in the standards-setting process for new digital technologies, helps the Company understand the changing marketplace for wireless communications and for engineering services and products to support the wireless industry. Since a large number of its RF engineers work on customer sites, the Company is able to develop an understanding of many of the issues of importance to its customers and uses this information in planning. The Company also believes that the various nationalities of its RF engineers provides the Company with an understanding of different practices in business and wireless telephony in many countries around the world that will assist the Company in continuing to pursue international opportunities.

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

     Program Management Services. The Company offers its customers a "one stop shopping" approach to Phase 2 system build-outs and Phase 3 network expansions by packaging program management services in a customized plan for each client. To provide these services the Company has affiliated with commercial real estate firms (for site acquisition), architectural engineering firms and contracting and construction firms. The Company provides these services on a contract basis, on a time and materials basis or for a fixed price per cell site.

     Revenues from RF engineering and program management services represented approximately 58.8% of revenues for 1997.

  Systems & Products

     Software Tools. The Company's software tools are used by the Company's engineers and by customers to design wireless networks, optimize the performance of an existing network, adapt networks to demand growth and environmental changes and migrate networks to new technologies. Approximately one-third of the Company's revenues from software tools is generated by the Company's use of the tools (which are typically charged to customers separately from engineering services) in conjunction with engineering service projects, particularly large build-outs or enhancements during Phase 2 or Phase 3. As these software tools are used by the Company's engineers, a database for the customer network is generated based upon the actual design. The software and database are used by the customer pursuant to a license following implementation of the network, become the foundation of the customer's design environment and record of network design, and are critical to subsequent expansion or enhancement of the system. The other approximately two-thirds of the Company's software revenues is generated by licensing of the software to customers, which use the tools in network design and generate their own design specific databases.

     The Company's software offerings include:

ANET(R)............  DOS-based software for network design. Allows users to locate, move and configure cell
                     sites on computer screens, run propagation
                     analyses, change frequency or power settings,
                     analyze cell hand-offs, conduct interference
                     analysis, manipulate other variables and run
                     analysis of system parameters under varying
                     conditions. Accepts input from the Company's
                     field measurement products.
CellCAD(R).........  UNIX-based software for network design with same functionality as ANET(R) plus microcell
                     and CDMA design capability.
CellSIGHT(R).......  Allows user to generate a series of
                     customized spreadsheet programs based upon
                     data received from the switch, to organize
                     and display statistics and other data, to
                     generate and store reports, and to filter
                     data and information into a database.
                     Interfaces with ANET(R) and CellCAD(R)
                     products.

     The Company plans to release during the third quarter of 1998 a next generation software for network design and optimization. This product will combine the functionalities of ANET(R) and CellCAD(R), providing multi-platform compatibility and allowing users to analyze multiple technologies.

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

     The Company provides its software tools to customers under license agreements that call for license fees on a per workstation basis. As of December 31, 1997, the Company had software license agreements in effect with approximately 75 customers. Typically, customers license the software for between one to five-years, with the right to annual renewals thereafter. In some cases, the Company will grant a perpetual license to software for a fixed fee payable at the commencement of the licenses. The number of work stations licensed by LCC's current customers range up to approximately 200, with an average of 14. The Company generally warrants that the software will perform substantially in the manner specified in its documentation. Many customers purchase maintenance support following expiration of the warranty period as well as contract for installation and training services.

     Field Measurement and Analysis Products. The Company's field measurement and analysis products are used both by the Company's engineers and by customers in connection with system design and build out and the maintenance and improvement of operational systems. The Company's revenues from field measurement and analysis products are generated from sales or monthly rentals to customers and associated maintenance and upgrade fees.

     The Company's field measurement and analysis product lines are as follows:

EXP-2001(R)........  Modular vehicle mounted measurement system used to measure RF system parameters for
                     field diagnostics, troubleshooting and RF
                     analysis. Linked to Global Positioning System
                     receivers, permitting identification of
                     changes in system performance based on time
                     and location. Information captured into
                     laptop computer for subsequent analysis.
RSAT-2000(R).......  Performs similar functions as EXP-2001(R), but also provides real-time data for on-site
                     troubleshooting.
MSAT-2000(TM)......  Performs similar functions as the RSAT-
                     2000(R) but is lightweight and portable for
                     use inside buildings.
PENCAT(TM)           Five pound pen-based collection and analysis
                     tool used with the MSAT-2000(TM) for
                     real-time data collection, display and
                     post-processing analysis.
DeskCAT(TM)          Analysis tool used for post-processing
                     analysis of data collected from the EXP-
                     2001(R).
LL-2000(R)           Analysis tool used to measure the quality of
                     the "uplink" from the wireless network to the
                     Public Switched Telephone Network.
TX-1500(TM)          Continuous wave test transmitter used to
                     simulate cell sites from which test
                     transmissions are emitted, allowing
                     validation of predicted coverage.
CellAD               Autonomous collection and analysis tool that
                     is installed in taxis, delivery and other
                     fleet vehicles and roams a wireless network
                     collecting statistics regarding system
                     quality, including call success rate, call
                     completion rate and call set up time.
Champ                Collection and analysis tool installed at a
                     mobile switching center to continuously
                     monitor and report on the quality and
                     performance of a wireless network.
Auryst(TM)           Audio quality analysis system which uses MOS
                     scores to measure network audio quality from
                     a subscriber's point of view.

Benchmarker(TM)      A modular vehicle mounted measurement system
                     equipped with test phones, Auryst(TM)audio
                     quality modules, scan receivers, specialized
                     data collection software for real -- time
                     operation and diagnostic display and a laptop
                     PC, which allow operators to simultaneously
                     gather detailed engineering data on their own
                     networks while collecting analyses of all
                     other networks in a market.

     Each of the EXP-2001(R), RSAT-2000(R) and MSAT-2000(TM) is designed for use in wireless systems employing any of the major access technologies (TDMA, CDMA, GSM, iDEN, etc.) and may be utilized by network operators to measure the performance of other wireless systems. To support the RSAT-2000(R), EXP-2001(R)and LL-2000(R) products, the Company offers a DOS-based software package called Cellular Measurement Analyst, a corresponding UNIX-based product called CellQUEST and a Windows-based product called DeskCAT(TM), each of which provides comprehensive data analysis functions for coverage, interference, calls-in-progress and call quality. These programs organize, edit and analyze RF and navigation data for both digital and analog measurements. They provide detailed reports, multi-colored graphs and high resolution on-screen graphic displays which can be generated on a laptop computer for immediate field analysis.

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

     Revenues from Systems & Products represented approximately 41.2% of revenues for 1997.

  Asset Management

     Since January 1997, the Company, through Microcell Management, has been offering wireless network operators the following arrangements with respect to the transmission towers utilized in their networks: (i) Microcell Management will build a multi-tenant tower to the initial committed operator's specifications and will lease space thereon to such operator and other operators, (ii) Microcell Management will purchase existing multi-tenant towers from operators and lease back space to the existing users thereof as well as to new operators or (iii) Microcell Management will lease space on an existing tower owned or to be built by it.

     Leasing of tower space may provide a network operator with financial benefits, including lower capital and operating costs. Third party tower ownership also facilitates zoning and resolution of co-location issues among tenants. At December 31, 1997, Microcell Management owned 21 revenue-producing towers (each with at least one contractually committed tenant), and had 55 additional towers in process of site acquisition or construction.

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

     In 1997, Nextel Communications and Lucent Technologies accounted for approximately 13.8% and 10.1%, respectively, of the Company's revenues and were the only customers accounting for 10% or more of the Company's revenues. The Company has an agreement with Nextel Communications pursuant to which Nextel Communications is committed to pay a minimum amount until October 1999 for the purchase of RF engineering services in connection with the design and operation of its digital mobile telephone systems in the United States (including Alaska and Hawaii), Puerto Rico and/or the U.S. Virgin Islands.

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

  Backlog

     The Company has entered into long-term contracts with customers for the provision of the Company's services and products. As of December 31, 1997 the Company had a total backlog of $42.9 million, consisting of $19.7 million relating to services and $23.2 million relating to systems and products. The Company includes in its backlog only committed fees or purchase prices specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue.

     The principal portion of the Company's present backlog arises from Nextel Communications, which represents approximately $12.1 million (or 28.2%) of the overall backlog. In addition, it represents approximately $10.6 million (or 53.8%) and $1.5 million (or 6.5%), respectively, of the portions of the total backlog relating to services and systems and products. Since the Company's backlog is subject to significant timing uncertainties, the Company cannot accurately predict the portion of the backlog that will be filled within the current year, but expects that it will not fill at least $13.0 million of its overall backlog in 1998. There can be no assurance that the contracts included in the backlog will actually generate the specified revenues or that the actual revenues will be generated within any particular period.

SALES AND MARKETING

     The Company markets its products to operators of wireless telecommunications networks in North America, Europe, Asia, the Middle East and Latin America through its direct sales force based at its headquarters in McLean, Virginia and in Oslo, Norway. The members of the systems and products direct sales force are compensated based on factors such as revenues generated compared to revenues forecasted, receivables collected and the blend of products and services sold. The Company markets its program and management services primarily through its RF engineers and other technical professional staff with support for the marketing of services from the systems and products direct sales force. Customers generally have engineers involved in their procurement decisions, and the Company's engineers work closely with the customer's engineers to help them understand the Company's services and products and their advantages compared to those of the competition. The Company also utilizes independent distributors and sales agents to supplement its sales force outside the U.S. where business practices or customs make it most effective to proceed through local companies. The Company utilizes the offices of its German subsidiary to supplement its European sales efforts and the offices of its Brazilian subsidiary to supplement its Latin American sales efforts and has established a regional sales office in the Asia-Pacific region.

     Additional business from existing customers is pursued through the joint efforts of both the direct sales force member primarily responsible for the product sale and of the RF engineers and other technical staff who have developed a service relationship and worked closely with the customer's engineers. This combination gives the Company an advantage in pursuing follow-on business.

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

     In addition to obtaining business directly from wireless network operators, the Company has also established working relationships with major telecommunications equipment vendors, pursuant to which the Company provides RF engineering services and related products, on a subcontract basis. The Company is seeking to establish additional relationships with telecommunications equipment vendors.

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

RESEARCH AND DEVELOPMENT

     The Company intends to continue developing new services and products and enhance existing ones to maintain its position as a leader in RF engineering and wireless network design. The Company is presently developing a number of new products, including software tools and upgrades of field measurement and analysis products. The Company's research and development efforts are focused on making its existing products easier to use, adding functionality, making the products compatible with different technologies and enabling the products to interface with other products offered by the Company or other parties. In December 1996 the Company acquired the business of ETP and currently sells products specifically for use in connection with Phase 4, and is engaged in the further development of the technological capabilities of these products. The Company recently announced the introduction of Benchmarker(TM), a vehicle mounted measurement system which allows operators to simultaneously gather detailed engineering data on their own networks while collecting analyses of all other networks in a market. The Company has also developed its next generation software product, which it expects to be available for commercial use in the third quarter of 1998. The Company believes that its experience in providing a range of engineering and wireless network services gives it an advantage in developing products for use by engineers providing wireless network design services.

MANUFACTURING AND PRODUCT ASSEMBLY

     The Company assembles field measurement and analysis products by obtaining standard parts and components from a variety of computer and electronic vendors and specially configuring these components to produce the field measurement and analysis products. It also engages third party contractors to assemble certain of these products based on the Company's design specifications. The proprietary aspects of the Company's systems are primarily in the product design, the software provided with the equipment and the specific applications development designed for the customer. Equipment assembly, testing and quality control are performed by the Company at its McLean, Virginia and Oslo, Norway facilities. Certain components used in the Company's products are presently available from limited sources. To date, the Company generally has been able to obtain supplies of these components in a timely manner from these sources. The Company began the development and assembly of its own field measurement and analysis products in early 1992 and took over performance of the bulk of its development and assembly in 1994. The Company experienced a stagnant demand for its field measurement and analysis products during 1994 (reflected in revenues from field measurement and analysis products for 1995) when it devoted its resources to enhancing its own field measurement and analysis product development capabilities rather than developing new products.

COMPETITION

     The current market for wireless network design services, related software tools and field measurement and analysis equipment and program and asset management services is highly competitive. Many companies offer such services and products, and the Company believes that the number of other independent firms providing a combination of these services and products to wireless network operators throughout the world is increasing.

  Services

     Engineering Services. The Company's competition in the provision of RF engineering services consists of (i) companies such as Mobile Systems International, Inc., Moffett, Larson & Johnson P.C. and Comsearch, Inc., which provide a full range of RF engineering services (as well as related software),
(ii) companies that provide only a portion of the engineering services, which generally act as a supplement to a wireless operator's in-house engineering staff, (iii) telecommunications equipment vendors, which provide RF engineering services through subcontractors as part of larger turnkey projects, and (iv) the internal staffs of wireless network operators. The Company believes that it is able to compete effectively against competitors in RF engineering services procurements based upon its leadership position, pricing, reputation, experience, ability to provide its customers "one-stop-shopping," ability to deploy quickly a large number of RF engineers to a project, its databases for many geographic areas, its technological tools, and its relationships with major wireless operators. In particular, the Company believes that its existing customer base gives it a significant advantage in obtaining additional business for its existing and new products and services. The Company has been less successful in competing where the customer has a strong internal staff of wireless network operators or where RF engineering services are packaged with large equipment procurements.

     Program Management Services. Competition for the provision of program management services is highly fragmented consisting of (i) equipment vendors that provide program management services as part of larger turnkey projects,
(ii) companies with experience in project management in other industries, (iii) the internal staffs of wireless network operators and (iv) small firms that focus on a limited number of the entire range of activities involved in wireless network deployment and expansion.

  SYSTEMS & PRODUCTS

     Software Tools. The Company's competition for the provision of software tools consists of (i) the companies that provide the full range of RF engineering services along with related software, particularly Mobile Systems International, Inc. and Comsearch, Inc., which compete vigorously with the Company in this area, (ii) a limited number of companies that have developed software tools but generally do not provide engineering services and (iii) the internal staffs of wireless network operators. The Company believes that its experience in providing a range of engineering and network services gives it an advantage in developing software tools for use by engineers providing network design services, particularly because of the experience it receives as a result of the use of the products by its own engineers. The Company believes that competition depends on such factors as functionality, price product performance and reputation. The most successful of the

Company's competitors in this area have been European companies, and the Company has been enhancing the functionality of its software tools in the GSM area to compete more effectively for European customers. In pursuing international business the Company has been flexible with the terms of its software licenses in markets where standard license terms differ from those used in the U.S.

     Field Measurement and Analysis Equipment. The Company's competition for the provision of field measurement and analysis products consists of (i) full service companies and equipment vendors, particularly those specializing in field measurement and analysis products, principally Safeco Technologies, Inc., Comarco, Inc. and Erisoft and (ii) small independent entrepreneurial companies. As is the case with its software tools, the Company believes that its experience in providing a range of engineering and network services gives it an advantage in developing field measurement and analysis tools for use by engineers providing network design services, particularly because of the feedback it receives as a result of the use of the products by its own engineers. The Company believes that competition depends on such factors as functionality, price product performance, reputation and compatibility with software tools. The Company is designing a series of products to make the Company's field measurement and analysis tools compatible with software products from other companies.

  ASSET MANAGEMENT

     Competition for the provision of asset management services is highly fragmented consisting of (i) independent transmission tower owners and operators, the largest of which, American Tower Corp. and American Tower Systems, own approximately 800 transmission towers each, (ii) wireless network operators, (iii) companies (such as utility providers) that operate their own private communication networks, (iv) broadcasters and (v) site developers.

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

RISK FACTORS

  CHANGES ADVERSELY IMPACTING DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES

     The wireless telecommunications industry is undergoing a number of significant changes that are adversely impacting demand for the Company's RF engineering and related services and products. Such changes include (i) increased use of in-house engineers by operators of mature wireless networks,
(ii) increasing dependence of wireless network operators on equipment vendors for design services and financing and (iii) delays in deployment of networks.

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

     Increasing Dependence of Wireless Network Operators on Equipment Vendors for Design Services and Financing

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

     Delays in Deployment of Networks

     The Company believes that demand for its services and products has been and will continue to be affected by any delays or difficulties in deployment of networks in the U.S. and abroad. A significant portion of the Company's revenues is generated from new licensees for designing and building out networks. For example, in the U.S. the pace of PCS network deployment has been slower than expected, due in significant part to various levels of difficulty experienced by holders of PCS licenses in raising the necessary financing. Pocket and NextWave, the two top bidders in the C-block broadband PCS auction, had agreements with the Company pursuant to which the Company was to provide services and products aggregating $115 million over a five-year period beginning in 1996. Both of these customers failed to pay substantial amounts owing with respect to services and products provided by the Company and, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has suspended all work with respect to Pocket and NextWave. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows"). Accordingly, orders for network design and deployment from PCS licensees are subject to uncertainty. See "-- Risks Associated with Strategic Relationships, Strategic Financing and Acquisitions."

  RISKS FROM COMPETITION

     The current market for wireless network design services, related software tools, field measurement and analysis equipment and program management services is highly competitive. Many companies offer such services and products, and the Company believes that the number of other independent firms providing a combination of these services and products to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors are also developing capabilities competitive with those provided by the Company. See "-- Changes Adversely Impacting Demand for the Company's Products and Services -- Increased Use of In-House Engineers by Operators of Mature Wireless Networks" and "-- Increasing Dependence of Wireless Network Operators on Equipment Vendors for Design Services and Financing." Some of the Company's competitors are part of large corporate groups or alliances with greater resources and broader technology bases than those of the Company. In addition, some of the Company's competitors have been founded by or have recruited senior engineering executives from current or potential Company customers and may have better relationships with those current or potential customers than are available to the Company. Recently, as a result of increased competition, the Company has experienced a decline in the prices it can charge for its software tools and field measurement and analysis equipment. There can be no assurance that competitive factors will not have an adverse effect on the Company's business.

  SUBSTANTIAL LEVERAGE

     The Company had $50.0 million of debt obligations as of December 31, 1997, consisting of the notes held by MCI. The two MCI notes, which are due in 2000, are exchangeable for Common Stock of the Company. The Company has previously deferred the exercise of its option to cause the notes to be converted into 2,841,099 shares of Common Stock but presently intends to do so in August 1998. However, if there is a default under such MCI notes prior to this exchange, or if there is a default under the Credit Facility, there would be a material adverse effect on the Company. The Credit Facility prohibits the Company from incurring additional debt and contains numerous other restrictive covenants. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Existing Indebtedness."

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

     In addition, the Company believes that, as the number of wireless networks in the U.S. increases with the addition of PCS license holders and other competitors (Phase 4), operators will experience greater price competition and place greater emphasis on containing costs and system efficiency. The Company's customers will require new network engineering services and products to increase system efficiency and manage costs in the Phase 4 multiple-operator environment. Although the Company has and is continuing to develop such services and products, there can be no assurance that the Company will be able to offer such services and products in a timely manner.

  DEPENDENCE ON PROFESSIONAL STAFF; NEED FOR ADDITIONAL QUALIFIED TECHNICAL PERSONNEL

     The Company receives the majority of its revenues from the efforts of approximately 480 professionals. The success of the Company's business therefore depends on its ability to attract, hire and retain professional staff. Moreover, to continue its growth at its current rate, the Company needs to attract additional RF engineers and other technical professionals. There are a limited number of RF engineers, and such individuals are sought both by RF engineering companies such as the Company and by wireless network operators. Competition for such personnel is intense, which has at times caused the Company to experience difficulty in recruiting and retaining qualified technical personnel. In the program management area, although the number of available professionals is greater, the Company has less experience in hiring such professionals. There can be no assurance that the Company will not experience difficulties in retaining and augmenting its professional staff.

  DEPENDENCE ON SIGNIFICANT CUSTOMERS AND LARGE CONTRACTS

     The Company derived approximately 55.0% of its revenues from its ten largest customers in the year ended December 31, 1997. Nextel Communications, the Company's largest customer in the year ended December 31, 1997, accounted for approximately 13.8% of its revenues. Lucent Technologies accounted for an additional 10.1% of the Company's revenues. Although such major customers generally have differed from year to year as work under existing contracts is completed and services under new contracts are commenced, the Company depends on having large contracts from some customers each year to meet its expected revenues. There can be no assurance that the Company will continue to receive large contracts from customers. In addition, the Company's contracts typically have provisions that permit customers to terminate their respective contracts under various circumstances, which include nonperformance or unsatisfactory performance by the Company. There can be no assurance that customers under any of the Company's other long-term contracts will not attempt to cancel or renegotiate their contracts with the Company.

  LENGTHY SALES CYCLE

     Purchases of the Company's products or services by customers often entail an extended decision-making process for the customer because of the substantial costs and strategic implications associated with selecting wireless network deployment services and products. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the Company's services and products do not meet the customer's particular needs. Therefore, large procurements of the Company's services and products involve lengthy selling cycles, resulting in a relatively high cost of new business generation. See "-- Sales and Marketing."

  SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; UNCERTAINTIES RELATING TO
BACKLOG

     The Company's quarterly revenues and operating results have varied considerably in the past and are likely to vary considerably from quarter to quarter in the future. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of issuance of new licenses by governmental agencies, the length of sales cycles, changes in pricing policy by the Company or its competitors, the timing of contracts and customer budget changes. In addition, even after contracts are entered into, the timing of delivery of services and products depends in part on the customer's readiness to receive the services and the pace of the build-out of the customer's network, which in turn depend on a number of business decisions by the customer and provision of services and equipment by providers other than the Company. The Company's backlog was reduced significantly in early 1997 as a result of the cessation and reduction, respectively, of the services to be provided to Pocket and NextWave (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows). The Company establishes its expenditure levels for product development and other operating expenses in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely affected.

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

  TRADE ACCOUNT RECEIVABLES

     The Company is subject to credit risk in the form of trade account receivables. As of December 31, 1997, the Company had trade account receivables, net of allowances for doubtful accounts, of $30.6 million. The Company's existing and potential customer base is diverse and includes start-up companies and foreign enterprises. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, or international developments. As part of the special charge of $30.1 million recorded by the Company at December 31, 1996 (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows"), the Company fully reserved for its aggregate $12.4 million receivable exposure from Pocket and NextWave and in 1997 realized $3.9 million thereof. In addition, the economic downturn and exchange rate fluctuations in the Asia-Pacific region has resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million during the fourth quarter to cover potential Asia-Pacific region exposure. See Item 7 "Management's Discussion and Analysis of Financial Condition -- Year Ended December 31, 1997 compared to Year Ended December 31, 1996 -- General and Administrative." The Company frequently is unable to enforce a policy of receiving payment within 30 days of issuing bills, especially in the case of customers who are in the early phases of business development. In addition, many of the Company's foreign customers are not accustomed to paying their suppliers on terms as attractive as those typically existing in the United States. See "Risk Factors -- Risks of International Operations." Generally, the Company does not require collateral or other security to support customer receivables.

  RISKS OF INTERNATIONAL OPERATIONS

     Approximately 37.2% of the Company's revenues for 1997 were generated outside of the United States, and the Company expects this segment of its business to increase as a percentage of its revenues. Licensing software and selling other products and services in foreign countries is subject to various risks inherent in international business activities. Risks include those presented by general economic and political conditions in each country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local business licenses, the need to manage a geographically diverse organization and difficulties in complying with a variety of foreign laws and regulations. In addition, adverse changes in the regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators, affect the level and timing of the demand for the Company's services and products. Providing products and services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries. Foreign customers may be accustomed to paying their suppliers, including the Company, on terms and conditions less attractive than is typical in the United States, and collection of accounts receivable due from foreign customers can be more difficult than from domestic customers. In addition, the economic downturn and exchange rate fluctuations in the Asia-Pacific region has resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million during the fourth quarter to cover potential Asia-Pacific region exposure. See Item 7 "Management's Discussion and Analysis of Financial Condition -- Year Ended December 31, 1997 compared to Year Ended December 31, 1996 -- General and Administrative."

  RISKS ASSOCIATED WITH STRATEGIC RELATIONSHIPS, STRATEGIC FINANCING AND ACQUISITIONS

     Risks Associated with Strategic Relationships and Strategic Financing

     There are a number of risks associated with the Company's plans to pursue opportunities to enter into strategic relationships with new wireless operators or to extend financing to customers in return for new business opportunities. There can be no assurance that the Company will receive the anticipated business, that the business will be of the anticipated level or that profits from the new business will offset any possible losses on the investment made or financing extended by the Company to enter into such relationship. A loan to or investment in a customer will be subject to many of the same risks to which the customer is subject in seeking to operate and grow its businesses, and there can be no assurance that the customer will be able to repay or return the Company's investment within an acceptable period. The Company's first two arrangements with customers under this strategy were Pocket and NextWave, the two top bidders in the recently-concluded C-block auction for broadband PCS licenses, as part of arrangements involving the Company receiving contracts for new business over a five-year period. Both of these companies experienced delays in obtaining adequate financing for the capital intensive build-out of their systems and failed to pay substantial amounts owing with respect to services and products provided by the Company. On April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has suspended all work with respect to Pocket and NextWave. The Company recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) to fully reserve for its exposure with Pocket and NextWave, of which it has received $3.9 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows."

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

     Restrictions Affecting the Company's Ability to Engage in Strategic Financings or Acquisitions

     There are several restrictions and other factors affecting the Company's ability to engage in strategic financings or acquisitions. The Company cannot predict the extent to which additional capital may be required to engage in such transactions, there can be no assurance that the Company will be able to obtain such additional capital on terms acceptable to the Company. In addition, the Credit Facility contains certain restrictions with regard to, among other things, acquisitions, capital expenditures and incurrence of additional indebtedness that may limit the ability of the Company to complete certain acquisitions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Existing Indebtedness." The Carlyle Group Investors also have certain rights that limit the ability of the Company to incur debt above specified ratios or amounts. See "-- Control of the Company by RF Investors." Moreover, in seeking to make investments in wireless operators or acquire other companies, the Company will be competing with organizations that are larger, have access to more substantial capital resources or are pursuing other strategic goals. There can be no assurance that the Company will be successful in completing these transactions.

  RISKS ASSOCIATED WITH CONSTRUCTION AND ACQUISITION OF TRANSMISSION TOWERS

     The success of the Company's asset management business depends on its ability to construct and acquire transmission towers. The Company's ability to construct new towers can be affected by a number of factors beyond its control, including zoning and local permitting requirements, Federal Aviation Administration considerations, availability of tower components and construction equipment, skilled construction personnel and bad weather conditions. There can be no assurance that the Company will be able to overcome these barriers to construct new towers. With respect to the Company's acquisition of transmission towers, the Company competes with certain wireless service providers, broadcasters, site developers and other independent tower owners and operators to acquire towers, and expects such competition to increase. Increased competition for acquisitions may result in fewer acquisition opportunities and higher acquisition prices.

  RISKS ASSOCIATED WITH DAMAGE TO TRANSMISSION TOWERS

     The Company's transmission towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. The Company maintains insurance to cover the estimated cost of replacing damaged towers (subject to certain caps). The Company also maintains third party liability insurance to protect the Company in the event of an accident involving a tower. A tower accident for which the Company is uninsured or underinsured, or damage to a tower or group of towers, could have a material adverse effect on the Company's business.

  DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH

     Dependence on Key Personnel

     The success of the Company depends to a significant degree upon the contribution of its executive officers and other key personnel. The Company recently hired a new Chief Executive Officer following the resignation of its former Chief Executive Officer. With the exception of the new Chief Executive Officer, none of the Company's executive officers has an employment agreement with the Company, other than an agreement terminable at will. There can be no assurance that the Company will be able to retain its key managerial and other key personnel or to attract suitable replacements or additional personnel if required.

     Management of Growth

     To manage its growth effectively, the Company must continue to strengthen its operational, financial and management information systems, and expand, train and manage its work force. Failure to do so effectively and on a timely basis would have an adverse effect upon the Company's business.

  CONTROL OF THE COMPANY BY RF INVESTORS

     RF Investors owns all of the outstanding shares of Class B Common Stock, which represents 92.2% of the combined voting power of both classes of Common Stock. Accordingly, RF Investors and its equity holders are able, without the approval of the Company's public stockholders, to (i) elect all of the Company's directors, (ii) amend the Company's certificate of incorporation (the "Certificate of Incorporation") with respect to most matters or effect a merger, sale of assets, or other major corporate transaction, (iii) defeat any non-negotiated takeover attempt, (iv) sell RF Investors' shares of Common Stock without participation in such sale by the Company's public stockholders, (v) determine the amount and timing of dividends paid, if any, with respect to Common Stock and (vi) otherwise control the management and operations of the Company and the outcome of virtually all matters submitted for a stockholder vote. RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock (54.5% of the total outstanding shares of Class A Common Stock (based upon the number of shares of Class B Common Stock held by RF Investors on March 16, 1998)) to determine the outcome of any vote with respect to any matter on which the holders of Class A Common Stock are entitled to vote together as a class. Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly own 75% of Telcom Ventures (collectively, the "Singh Family Group"), are also directors or executive officers of the Company, and Mark Ein, a designee of the Carlyle Investors, who are the 25% indirect owners of Telcom Ventures, also is a director of the Company. The Telcom Ventures and RF Investors limited liability company agreements provide that, for as long as the Carlyle Investors collectively own at least 5% of the total membership interests of Telcom Ventures, Telcom Ventures shall vote any and all shares of the Company held by it, and shall cause RF Investors to vote any and all shares held by it, from time to time: (i) to elect as directors of the Company up to two persons recommended by the Carlyle Investors upon the request of the Carlyle Investors, and (ii) not to take any of the following actions without the consent of the Carlyle Investors: (a) approve any amendment to the Certificate of Incorporation or the Bylaws of the Company; (b) approve the incurrence by the Company of any debt (or the granting of security relating to the incurrence of debt) if as a result of such incurrence, the debt to equity ratio of the Company exceeds 6:1 or, if as a result of such debt incurrence, the total outstanding debt of the Company exceeds $50 million plus or minus, as the case may be, the cumulative net income or the net losses of the Company after January 1994;

(c) approve any new affiliated party transactions in excess of $150,000 or modifications to existing transactions, subject to certain limited exceptions;
(d) approve the appointment as independent accountants of the Company of a firm other than one of the "big six" accounting firms; or (e) approve certain events relating to the bankruptcy or insolvency of the Company. The RF Investors and Telcom Ventures limited liability company agreements provide for certain rights of the Carlyle Investors to cause the distribution to the Carlyle Investors, beginning September 30, 1999, of up to 25% of the Common Stock held by RF Investors. Such a distribution would still leave RF Investors with voting control of the Company.

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

EMPLOYEES

     As of December 31, 1997, the Company employed 827 full-time employees. The Company believes that relations with its employees are good. None of its employees is part of any collective bargaining unit. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

ITEM 2.  PROPERTIES

     At December 31, 1997 the Company leased approximately 155,000 square feet of office space in McLean, Virginia pursuant to a lease entered into in May 1996, with an initial annual rent of approximately $2.9 million. The term of this lease is ten years, with two five-year renewal options. The Company entered into another lease in May 1996 for approximately 10,000 square feet of office space in McLean, Virginia, with an initial annual rent of approximately $153,700. The Company occupied a portion of this office space in 1997 and expects to occupy or sublease additional portions thereof in 1998. The term of this lease is five-years with three five-year renewal options. The Company believes that its facilities will be adequate for its needs for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since completion of the Offering in September 1996, the Class A Common Stock has been quoted on the Nasdaq National Market under the trading symbol "LCCI." As of March 27, 1998, there were 73 stockholders of record of the Class A Common Stock and, in excess of 2,700 beneficial holders thereof, and two stockholders of record of the Class B Common Stock. The following table summarizes the high and low closing sale prices of the Class A Common Stock by fiscal quarter for 1996 and 1997 as reported on the Nasdaq National Market:

QUARTER ENDED:                                                       1996
--------------                                                ------------------
September 30 (from September 25)**..........................   $18.25 to $20.00
December 31.................................................  $13.625 to $19.25
QUARTER ENDED:                                                       1997
------------------------------------------------------------  ------------------
March 31....................................................   $7.75 to $18.875
June 30.....................................................   $8.75 to $15.875
September 30................................................  $13.625 to $21.875
December 31.................................................   $12.50 to $25.00

     The Company has never paid any cash dividends on Common Stock and the Company does not anticipate paying dividends on the Common Stock, cash or otherwise, in the foreseeable future. In addition, the Credit Facility prohibits the payment of dividends by the Company without the consent of the lenders thereunder. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.
---------------
** The Class A Common Stock began trading on the NASDAQ Stock Market on
   September 25, 1996. Prior to that time there was no established trading market for the Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below are (i) selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1997, which have been derived from the Company's audited Consolidated Financial Statements and
(ii) unaudited pro forma net income (loss) and net income (loss) per share data prepared as if the Company was treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1995. The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.

                                                                    YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                         1993      1994      1995       1996       1997
                                                        -------   -------   -------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Service revenues....................................  $30,712   $41,063   $64,016   $ 93,156   $ 91,289
  Product revenues....................................   29,595    34,992    40,445     48,414     63,959
                                                        -------   -------   -------   --------   --------
    Total revenues....................................   60,307    76,055   104,461    141,570    155,248
                                                        -------   -------   -------   --------   --------
Cost of revenues:
  Cost of service revenues............................   21,087    29,185    45,682     65,801     66,837
  Cost of product revenues............................   14,571    18,739    22,448     29,533     40,869
                                                        -------   -------   -------   --------   --------
    Total cost of revenues............................   35,658    47,924    68,130     95,334    107,706
                                                        -------   -------   -------   --------   --------
Gross profit..........................................   24,649    28,131    36,331     46,236     47,542
                                                        -------   -------   -------   --------   --------
Operating expenses:
  Sales and marketing.................................    4,146     4,987     5,823      6,475      7,645
  General and administrative..........................    5,799     8,802    10,108     11,964     16,380
  Research and development............................    1,455     2,560     3,007      8,609      4,570
  Special charge (credit).............................       --        --        --     30,050     (3,894)
  Non-cash compensation...............................       --     3,255     4,646      7,005        580
  Depreciation and amortization.......................    1,838     2,020     3,699      5,039      8,044
                                                        -------   -------   -------   --------   --------
    Total operating expenses..........................   13,238    21,624    27,283     69,142     33,325
                                                        -------   -------   -------   --------   --------
Operating income (loss)...............................   11,411     6,507     9,048    (22,906)    14,217
                                                        -------   -------   -------   --------   --------
Other income (expense)
  Interest, net.......................................      146      (221)   (2,193)    (2,125)    (2,601)
  Other...............................................     (231)      721     1,027      2,376      1,194
                                                        -------   -------   -------   --------   --------
    Total other income (expense)......................      (85)      500    (1,166)       251     (1,407)
                                                        -------   -------   -------   --------   --------
Income (loss) before income taxes.....................   11,326     7,007     7,882    (22,655)    12,810
  Provision (benefit) for income taxes................      829     2,037     3,142    (11,371)     5,235
                                                        -------   -------   -------   --------   --------
Net income (loss).....................................  $10,497   $ 4,970   $ 4,740   $(11,284)  $  7,575
                                                        =======   =======   =======   ========   ========
Net income per share:
  Basic...............................................                                           $   0.51
                                                                                                 ========
  Diluted.............................................                                           $   0.47
                                                                                                 ========
Unaudited Pro Forma Data:
  Pro forma net income (loss).........................                      $ 4,729(1) $(20,769)(1)
                                                                            =======   ========
  Pro forma net income (loss) per share:
    Basic.............................................                      $  0.42(1) $  (1.70)(1)
                                                                            =======   ========
    Diluted...........................................                      $  0.39(1) $  (1.70)(1)
                                                                            =======   ========
Consolidated Balance Sheet Data (at year-end):
  Working capital.....................................  $ 4,682   $31,503   $17,649   $ 37,237   $ 46,981
  Licenses and other intangibles, net.................       --     1,797     3,745     10,540     10,530
  Total assets........................................   55,417    58,586    62,041    114,947    111,018
  Long term obligations...............................      655    23,930    28,627     51,860     51,038
  Equity (deficit)....................................   12,270    13,938      (244)     8,477     20,202

---------------
(1) Unaudited pro forma net income (loss) has been adjusted to reflect the pro forma effects as if the Company was a Subchapter C Corporation in 1995. Unaudited pro forma net income (loss) is net of a provision (benefit) for income taxes at an assumed effective income tax rate of 40% for its U.S. operations and 28%, beginning in 1996, for its Norwegian subsidiary. The amount of the pro forma provision (benefit) for income taxes was $3,153,000 and ($1,886,000) for the years ended December 31, 1995 and 1996, respectively. Weighted average shares used in the computation of pro forma net income per share was as follows:

                                                           BASIC    DILUTED
                                                           ------   -------
1995.....................................................  11,364   14,205
                                                           ======   ======
1996.....................................................  12,211   12,211
                                                           ======   ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and program management services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 40 countries.

     The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides program management services on a time and materials or fixed price basis. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The software tools used by the Company's engineers, which are used as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which in the U.S. often consists of monthly or annual fees per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering design services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

     In December 1996, through the formation of a new subsidiary, Microcell Management, Inc. ("Microcell"), the Company entered the wireless infrastructure asset management business to acquire, develop and manage RF transmission towers. Capitalized cost related to tower development was $2.9 million at December 31, 1997. Expenses of $0.9 million were incurred in calendar 1997 related to the asset management business and are included in general and administrative expenses in the accompanying consolidated statement of operations.

     Service revenues consist of revenues from engineering design services and program management services (approximately 58.8% of 1997 revenues). Systems and product revenues consist of revenues from software tools and field measurement and analysis products (approximately 41.2% of 1997 revenues). The Company derives a significant portion of its revenues from its international customers (approximately 37.2% in 1997). Since almost all of the Company's contracts are denominated in U.S. dollars, the Company does not generally maintain currency hedge agreements.

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

     To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design services, program management services, software tools and field measurement analysis equipment. The Company expects that as system build-out is completed and areas begin to have multiple network operators, the demand for traditional design and build RF engineering services, particularly in the U.S., will change.

     Although the Company's revenues from the sales of products and services are primarily derived from the design, build-out and optimization of wireless systems, increased emphasis has been placed on products and services which assist in achieving network efficiency and cost savings. The Company's acquisition of ETP in December 1996 has facilitated the Company's development of hardware and software products and services designed to enhance system performance by providing automated data collection, analysis and optimization capabilities.

     The Company has experienced fluctuations in revenues in each of the past several years, with greater revenues in the second half of its calendar year and lesser amounts in the first half. This trend may or may not continue as the Company broadens its product and service offerings. A significant portion of the Company's software license agreements are concluded in the last month of the calendar quarter, generally with a concentration of such revenues in the final ten business days of that month. The Company believes that these revenue fluctuations are caused primarily by customer buying patterns. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of revenues from the Company's audited consolidated statements of operations for the years ended December 31, 1995, 1996, and 1997. The table and discussion which follows provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Revenues:
  Service revenues..........................................   61.3%     65.8%     58.8%
  Product revenues..........................................   38.7      34.2      41.2
                                                              -----     -----     -----
          Total revenues....................................  100.0     100.0     100.0
Cost of revenues............................................   65.2      67.3      69.4
                                                              -----     -----     -----
Gross profit................................................   34.8      32.7      30.6
                                                              -----     -----     -----
Operating expenses:
  Sales and marketing.......................................    5.6       4.6       4.9
  General and administrative................................    9.7       8.5      10.5
  Research and development..................................    2.9       6.1       2.9
  Special charge (credit)...................................     --      21.2      (2.5)
  Non-cash compensation.....................................    4.4       4.9       0.4
  Depreciation and amortization.............................    3.5       3.6       5.2
                                                              -----     -----     -----
          Total operating expenses..........................   26.1      48.9      21.4
                                                              -----     -----     -----
Operating income (loss).....................................    8.7     (16.2)      9.2
                                                              -----     -----     -----
Other income (expense):
  Interest income...........................................    0.6       0.7       0.5
  Interest expense..........................................   (2.7)     (2.2)     (2.1)
  Other.....................................................    0.9       1.7       0.7
                                                              -----     -----     -----
          Total other income (expense)......................   (1.2)      0.2      (0.9)
                                                              -----     -----     -----
Income (loss) before income taxes...........................    7.5     (16.0)      8.3
Provision (benefit) for income taxes........................    3.0      (8.0)      3.4
                                                              -----     -----     -----
Net income (loss)...........................................    4.5%     (8.0)%      4.9%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues for 1997 were $155.2 million, compared to $141.6 million for 1996, an increase of $13.6 million or 9.7%. Service revenues were $91.3 million, compared to $93.2 million for the prior year, a decrease of $1.9 million, or 2.0%. The decrease was primarily the result of a $6.8 million or 41.2% decrease in program management service revenue as a result of the decrease in chargeability from ceasing all work for Pocket and NextWave during the first quarter of 1997. Engineering design services revenue increased $4.9 million or 6.4% primarily as a result of an increase in chargeable hours. Product revenues were $64.0 million, compared to $48.4 million the prior year, an increase of $15.6 million or 32.1%. The increase was primarily the result of an increase in field measurement and network analysis product revenues due to strong sales in North America, the acquisition of ETP in December 1996 and new product introductions during 1997.

     Cost of Revenues. Cost of revenues were $107.7 million for 1997, compared to $95.3 million for 1996, an increase of $12.4 million or 13.0%. As a percentage of total revenues, cost of revenues was 69.4% and 67.3% for 1997 and 1996, respectively. Total cost of service revenues as a percentage of service revenues increased to 73.2%, as compared to 70.6% for the prior year. The increase was primarily due to greater compensation and related costs, in part, as a result of the increase in the number of professional personnel between years. Total cost of product revenues as a percentage of product revenues increased to 63.9%, compared to 61.0% for the prior year. The increase was primarily due to a change in software products mix between years favoring lower margin products.

     Gross Profit. Gross profit was $47.5 million, compared to $46.2 million for the prior year, an increase of $1.3 million or 2.8%. As a percentage of total revenues, gross profit was 30.6% and 32.7% for 1997 and 1996, respectively. Service gross profit decreased to $24.5 million, compared to $27.3 million for the prior year, a decrease of $2.8 million or 10.6%. As a percentage of service revenues, service gross profit was 26.8% and 29.4% for 1997 and 1996, respectively. The decrease in service gross profit was primarily due to the decrease in chargeability from ceasing all work for Pocket and NextWave. Product gross profit increased to $23.1 million, compared to $18.9 million for the prior year, an increase of $4.2 million or 22.3%. As a percentage of product revenue, product gross profit was 36.1% and 39.0% in 1997 and 1996, respectively. The dollar increase in product gross profit was primarily the result of increased field measurement and network analysis product revenues. The decline in product gross profit as a percentage of product revenues was primarily due to the change in software products mix between years.

     Sales and Marketing. Sales and marketing expenses were $7.6 million, compared to $6.5 million for the prior year, an increase of $1.1 million or 18.1%. The increase was primarily attributable to marketing expenses of ETP which was acquired in December 1996. As a percentage of total revenues, sales and marketing expenses increased to 4.9%, compared to 4.6% for the prior year.

     General and Administrative. General and administrative expenses were $16.4 million, compared to $12.0 million for the prior year, an increase of $4.4 million or 36.9%. The increase was primarily the result of costs associated with the Company's Microcell Management, Inc. subsidiary ($0.9 million) which was established in December 1996, costs related to the Company's Brazilian operations ($0.8 million) which were new in 1996 and an increase in the allowance for doubtful accounts due to the continued aging of receivables from the Company's Asia-Pacific customers. The economic downturn and exchange rate fluctuations in the Asia-Pacific region has resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million to cover potential Asia-Pacific region exposure and established procedures to require downpayment or use of letters of credit for certain Asia-Pacific sales.

     Research and Development. Research and development expenses were $4.6 million, compared to $8.6 million for the prior year, a decrease of $4.0 million or 46.9%. The decrease is primarily due to the inclusion of $5.6 million of in-process research and development expenses in 1996 as a result of the purchase of substantially all the assets and liabilities of ETP in December 1996. Excluding this item, research and development expenses increased $1.6 million or 52.1%. The increase is due primarily to research and development costs related to ETP ($1.2 million) and costs related to the Company's field test measurement and analysis products.

     Special Charge (credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge recorded in December 1996 related to Pocket and NextWave. Of the $3.9 million, $2.0 million represents payments received through June 1997 under the revised payment schedule established with NextWave on April 15, 1997 and $1.9 million represents additional payments of $2.0 million received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, income recognition of the entire $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows").

     Non-Cash Compensation. Non-cash compensation was $0.6 million, compared to $7.0 million for the prior year, a decrease of $6.4 million or 91.7%. The balance recorded in the prior year includes additional compensation expense as a result of the increase in the deemed fair market value of the Company. In addition, certain awards became fully vested and related expense recognition was completed during 1997. Awards under the related compensation plans were converted to stock options in connection with the Company's initial public offering in September 1996.

     Depreciation and Amortization. Depreciation and amortization expense was $8.0 million, compared to $5.0 million for the prior year, an increase of $3.0 million or 59.6%. The increase was primarily the result of an increase in the amount of capitalized software development costs, the acquisition of ETP and related amortization of intangibles and a generally higher capital asset base as compared to the prior year.

     Interest Expense, Net. Interest expense, net was $2.6 million in 1997 compared to $2.1 million for the prior year, an increase of $0.5 million or 22.4%. Interest expense in 1997 results from $50.0 million of convertible subordinated debt ($30.0 million of which was assumed from Telcom Ventures in September 1996 as a result of the merger of LCC, L.L.C. with and into the Company), whereas during the prior year, the Company had a total of $20.0 million debt outstanding under its convertible subordinated debt instrument and up to an additional $20.0 million outstanding under the Company's credit facility. All amounts outstanding under the credit facility were paid from the proceeds of the Company's initial public offering in September 1996. The increase in interest expense, net results from the change in amount and mix of the debt as well as related interest rates.

     Other Income. Other income was $1.2 million in 1997, compared to $2.4 million in 1996, a decrease of $1.2 million or 49.7%. The decrease is primarily due to the gain recorded on the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 ($0.5 million) and a decrease in the amount of income recognized from the Company's 33 1/3% investment in Koll Telecommunications Services, L.L.C. in 1997 as compared to the prior year.

     Provision (Benefit) for Income Taxes. The provision for income taxes was $5.2 million in 1997, compared to a benefit of $11.4 million for the prior year. The provision for income taxes was recorded in 1997 based on an effective income tax rate of 40% for the Company's U.S. operations and various effective tax rates ranging from 28% to 59% for the Company's foreign operations. The provision for income taxes was recorded through September 26, 1996 assuming that the Company was a Limited Liability Corporation. In addition, the Company recorded a one-time deferred tax benefit of $8.7 million in 1996 as a result of its conversion from a Limited Liability Corporation to a Subchapter C Corporation in connection with the merger of LCC, L.L.C. with and into the Company prior to the initial public offering in September 1996.

     Net Income (loss). Net income was $7.6 million in 1997 compared to a net loss of $11.3 million for the prior year. As a percentage of total revenues, net income increased to 4.9% from (8.0%) in the prior year. Adjusting for the special charge recorded by the Company in 1996, non-cash compensation, in-process research and development, 1996 earnings from the Pocket and NextWave engagements, the recovery of special charge in 1997 and assuming an effective tax rate of 40.0% in 1996, net income would have been $5.6 million compared to $7.7 million for 1996.

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

     Cost of Revenues. Cost of revenues were $95.3 million for 1996, compared to $68.1 million for 1995, an increase of $27.2 million or 39.9%. As a percentage of total revenues, cost of revenues was 67.3% and 65.2% for 1996 and 1995, respectively. Total cost of service revenues as a percentage of service revenues decreased to 70.6%, as compared to 71.4% for the prior year. The decrease was primarily due to start-up costs incurred by the program management division in 1995, the year operations were initiated. Total cost of product revenues as a percentage of product revenues increased to 61.0%, compared to 55.5% for the prior year. The increase was primarily due to the change in mix of product revenues between years.

     Gross Profit. Gross profit was $46.2 million, compared to $36.3 million for the prior year, an increase of $9.9 million or 27.3%. As a percentage of total revenues, gross profit was 32.7% and 34.8% for 1996 and 1995, respectively. Service gross profit increased to $27.3 million, compared to $18.3 million for the prior year, an increase of $9.0 million or 49.2%. As a percentage of service revenues, service gross profit was 29.4% and 28.6% for 1996 and 1995, respectively. Engineering design services gross profit increased $5.6 million or 28.7% and program management services gross profit increased $3.4 million or 296.6%. The increase in engineering design services gross profit was primarily due to revenue growth. The increase in program management services gross profit was the result of the start-up of the business in 1995 and accompanying investment in business development. Product gross profit increased to $18.9 million, compared to $18.0 million for the prior year, an increase of $0.9 million or 4.9%. As a percentage of product revenue, product gross profit was 39.0% and 44.5% in 1996 and 1995, respectively. Software gross profit decreased to 37.9% of software sales, compared to 43.3% the prior year, as the result of the investment in product development.

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

     General and Administrative. General and administrative expenses were $12.0 million, compared to $10.1 million for the prior year, an increase of $1.9 million or 18.4%. The increase was primarily the result of an increase in the allowance for doubtful accounts due to higher revenues and due to the aging of outstanding receivables.

     Research and Development. Research and development expenses were $8.6 million, compared to $3.0 million for the prior year, an increase of $5.6 million or 186.3%. Research and development includes expenses of $5.6 million incurred by the Company in 1996 as the result of the purchase of substantially all of the assets and liabilities of ETP on December 30, 1996. Based upon an independent appraisal of the fair market value of certain of the assets acquired and liabilities assumed, approximately $5.6 million of the purchase price of $13.1 million was allocated to in-process research and development expenses resulting in a one-time, non-recurring charge to 1996 earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Other Financial Data" and note 4 to the Consolidated Financial Statements. Management believes that the acquisition of ETP will enhance the Company's ability to provide wireless operators with quality measurement systems which provide automated quality monitoring and benchmarking. ETP's software portfolio assists operators in the monitoring, analysis, maintenance and optimization of their wireless networks.

     Special Charge. The Company recorded a special charge of $30.1 million pre-tax ($24.5 million after tax) to fully reserve for its exposure with Pocket and NextWave. The $30.1 million special charge consists of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million, recognition of the other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows.")

     Non-Cash Compensation. Non-cash compensation was $7.0 million, compared to $4.6 million for the prior year, an increase of $2.4 million or 50.8%. The increase was primarily the result of vesting of certain portions of the awards of non-cash compensation under the program for key executives adopted in 1994 and an increase in the deemed fair market value of the Company.

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

     Interest Expense, Net. Interest expense, net was $2.1 million in 1996, compared to $2.2 million in 1995, a decrease of $0.1 million or 3.1%. The decrease was due primarily to a $0.3 million increase in interest income to $0.9 million in 1996 as a result of the investment of funds received in connection with the Offering in September 1996. Interest expense was $3.1 million, compared to $2.8 million in the prior year, an increase of $0.3 million or 8.2%. The increase was the result of the assumption of $30.0 million of convertible subordinated debt from Telcom Ventures in September 1996 in connection with the Merger (see notes 2 and 13 to the Consolidated Financial Statements).

     Other Income. Other income was $2.4 million in 1996, compared to $1.0 million in 1995, an increase of $1.4 million or 131.4%. The increase resulted from the gain on sale of the Company's 50.0% interest in Telemate S.A. ($0.5 million) and recognition of income related to distribution rights for the Company's hardware and software products granted with the sale ($1.2 million -- see note 10 to the Consolidated Financial Statements).

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was $(11.4) million compared to $3.1 million in the prior year. The provision for income taxes was recorded through September 26, 1996 and in all of calendar 1995 assuming that the Company was a Limited Liability Corporation. In addition, the Company recorded a one-time deferred tax benefit of $8.7 million in 1996 as a result of its conversion from a Limited Liability Corporation to a Subchapter C Corporation in connection with the merger of LCC, L.L.C. with and into the Company prior to the initial public offering in September 1996.

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     Additions to property and equipment were $8.8 million for 1997, compared to $3.3 million for 1996 and $4.2 million for 1995. Of the $5.5 million increase from 1996 to 1997, approximately $2.0 million was due to the move of the Company's headquarter operations (see below), $0.4 million was the result of additions made by ETP which was acquired in December 1996 and $3.0 million was due to additions made by Microcell. Approximately $2.9 million of the Microcell additions represent costs related to the acquisition and development of RF transmission towers. The Company anticipates a significant continuing commitment for capital expenditures for its Microcell subsidiary. This effort is currently expected to be funded from the Company's working capital. Approximately $0.2 million of the $0.9 million decrease from 1995 to 1996 was due to a decrease in cost related to the ongoing upgrade of the Company's financial information systems software (cost of $0.9 million in 1995 and $0.7 million in 1996). The remainder of the decrease from 1995 to 1996 represented changes in the amount of ongoing additions to office furniture and computer equipment, largely in support of the Company's revenue base. In May 1996, the Company entered into 10-year and 5-year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively, and moved into new office space during the first and second quarter of 1997. This move resulted in a consolidation of the Company's headquarter operations, decreased office facilities administration costs and an increase in property and equipment additions in 1997 as compared to 1996. Additions to investments in joint ventures were $0.8 million for 1996 compared to $0.4 million for 1995. The $0.4 million increase in investments in joint ventures from 1995 to 1996 was primarily the result of additional contributions by the Company to Koll Telecommunications Services, L.L.C. ("Koll"). Koll provides site acquisition and construction management services to operators of wireless communications systems (see note 10 to the Consolidated Financial Statements). No contributions were made by the Company to Koll during calendar 1997. Under the Company's software development programs, software development costs (primarily wages and contractor fees) are capitalized after establishing the commercial and technological feasibility of the product in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed."

                                                           1995   1996   1997
                                                           ----   ----   -----
                                                              (IN MILLIONS)
Additions to property and equipment......................  $4.2   $3.3   $ 8.8
Investments in joint ventures............................   0.4    0.8     0.0
Software development costs...............................   2.9    3.2     4.2
                                                           ----   ----   -----
                                                           $7.5   $7.3   $13.0
                                                           ====   ====   =====

CASH FLOWS

     Cash and cash equivalents were $15.8 million at December 31, 1997, an increase of $2.1 million from December 31, 1996. The increase was due primarily to payments made for the acquisition of ETP ($10.5 million) and for additions to property and equipment and capitalized software (total of $13.0 million), as well as the investment of available cash on hand ($1.7 million), offset by cash provided by operations ($22.7 million), cash received from the exercise of stock options and from the issuance of shares under the Company's Employee Stock Purchase Plan ($3.6 million) and cash received from Telcom Ventures under the terms of the Company's $3.5 million loan ($1.0 million). In September 1996, in connection with its initial public offering the Company issued 3,162,500 shares of Class A Common Stock at an initial public offering price of $16.00 per share. The net proceeds to the Company (after deducting discounts, commissions and other expenses of the offering) were approximately $44.8 million. As of December 31, 1996, approximately $16.2 million of this amount was used to pay all remaining amounts outstanding under the Credit Facility (as defined below), $3.5 million was advanced to Telcom Ventures to assist in paying certain taxes due in connection with the assumption by the Company of the Telcom Ventures Note, approximately $6.85 million was used for vendor financing and approximately $11.85 million was being held to fund the portion of the ETP Acquisition purchase price due at closing. The balance of approximately $6.4 million was invested in various short-term investments and cash equivalents. As of December 31, 1997, approximately $2.0 million of the balance of $6.4 million at December 31, 1996 had been used for working capital with the remainder invested in tax exempt municipals and overnight repurchase agreements.

     During December 1997, the Company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. Asia-Pacific export revenues were $16.7 million, $17.6 million and $19.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 has resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million to cover potential Asia-Pacific region exposure and established procedures to require downpayment or use of letters of credit for certain Asia-Pacific sales.

     In December 1996, the Company, through its newly formed subsidiary, Microcell, acquired certain of the assets and liabilities of Microcell Management, LLC. Microcell provides consulting services to the wireless telecommunications industry and offers a package to finance the construction of RF transmission towers on a sale-leaseback or build-to-suit basis. Assets acquired included contracts rights of $393,000, which are being amortized on a straight-line basis over the 10 year life of the related contract.

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

     Dividends paid during 1996 were $16.9 million, all by the Limited Liability Company. In September 1996, the Limited Liability Company received $16.9 million as repayment of its loans to Telcom Ventures. Also in September 1996, the Company advanced $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see notes 2 and 13 to the Consolidated Financial Statements). In November 1997, the Company received approximately $1.0 million from Telcom Ventures representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the $3.5 million advance. No dividends were paid by the Company in 1997.

     In November 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the convertible note agreement, the Company loaned CCS a total of approximately $0.6 million. Interest accrues on the loan at a variable rate equal to the prime rate plus 1.5%. The loan was convertible, at the Company's option, into shares representing 50.0% of the capital stock of CCS. The stock option agreement gave the Company an option to purchase an additional 10%, for a total purchase price of $0.15 million. On April 7, 1997 the Company exercised both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

     In March 1996, the Company made investments in Pocket and NextWave of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consisted of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, The Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consisted of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers are development stage enterprises pursuing the build-out and operation of networks obtained in the auction of C-Block licenses by the FCC and subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic operation of its PCS networks and (iv) delays encountered in the development and successful operation of their PCS networks.

     On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company fully reserved its exposure with these customers and has consequently recorded a special charge of

$30.1 million pre-tax ($24.5 million after tax) at December 31, 1996. The $30.1 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1997. The Company experienced lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend work performed for these two customers.

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

     During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge. Of the $3.9 million, $2.0 million represents the payments received through June 1997 under the revised payment schedule and $1.9 million represents additional payments received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, the recovery of the $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws.

     Working capital was $47.0 million at December 31, 1997, compared to $37.2 million at December 31, 1997, an increase of $9.8 million or 26.2%, The increase in working capital was primarily due to a decrease in notes payable, accounts payable and accrued expenses, a net increase in cash and cash equivalents and short-term investments primarily as a result of cash flow from operations, all offset by a net decrease in receivables and deferred income taxes.

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

     In February 1998 the Company adopted a stock repurchase program pursuant to which the Company is authorized to purchase, through open market transactions, privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, and the rules and regulations thereunder, up to one million shares of Class A Common Stock. The actual timing and blocks of shares to be purchased will depend on a variety of factors, including price and market conditions. As of March 30, 1998, the Company had not purchased any shares pursuant to this program.

EXISTING INDEBTEDNESS

     In June 1994, the Company and Telcom Ventures sold $20 million and $30 million, respectively, of notes to MCI, which notes are exchangeable, at certain times, consisting of 45 day periods commencing in June and August of 1997, 1998, and 1999, into 2,841,099 shares of the Company's Class A Common Stock. The $30 million owed by Telcom Ventures was assumed by the Company in connection with its initial public offering in September 1996. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum. The notes are also convertible upon the happening of specified corporate events, including certain tender offers, sale of substantially all of the Company's assets, and are partially convertible (up to 1 million shares) in the event of an underwritten public offering during certain periods in 1998. The Company presently intends to exercise its option in August 1998 to cause the notes to be exchanged into Class A Common Stock. Events of default under the notes (which would cause such notes to become due and payable) include non-payment and bankruptcy.

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

     The payment and performance of the obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company, including the stock and membership interests of its subsidiaries. The Credit Facility requires that the Company satisfy certain financial tests, including the maintenance of certain leverage, debt service and other financial ratios, and that the Company meet certain minimum quarterly operating cash flow requirements. The Credit Facility also contains certain restrictive covenants which impose restrictions and/or limitations on the operations and activities of the Company including, among other things: the incurrence of indebtedness, and the terms thereof, the creation or incurrence of liens, investments and acquisitions, sales of assets, declaration or payment of dividends on or other payments or distributions to stockholders and capital expenditures. The Credit Facility provides for various events of default, including interest or principal payment default, breach of any condition or covenant that (in certain cases) continues unremedied for 30 days, materially adverse events, the rendering of one or more material judgments against the Company or any subsidiary thereof which is not vacated, satisfied, discharged, or stayed within 30 days, and certain events relating to the bankruptcy or solvency of the Company. In addition, the Credit Facility provides for an event of default if, without the prior written consent of lenders, (i) the Company sells, leases, assigns, transfers or otherwise disposes of any of its assets, other than in the ordinary course of business and in other limited circumstances, (ii) the Company merges with another corporation other than a wholly-owned subsidiary, (iii) any person or two or more persons acting in concert (other than Dr. Rajendra Singh, Neera Singh, any trusts for their benefit or for the benefit of their family members, and any of their respective affiliates which are controlled by any one or more of them) acquire beneficial ownership of more than 25% of the voting stock of the Company, or (iv) during any period of 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company (or other persons nominated by such individuals) cease for any reason to constitute a majority of the Board of Directors of the Company.

     In September 1996 in connection with the Merger, the Credit Facility was transferred from the Limited Liability Company to LCC International and amended and restated. Also in September 1996, approximately $16.2 million of the proceeds of the Offering was used to pay all amounts outstanding under the Credit Facility. Effective December 30, 1996 the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. Effective December 15, 1997, the Credit Facility was amended to "carve-out" a separate credit facility for ETP (the "ETP Credit Facility") in the aggregate principal amount of $2.5 million. ETP and Microcell executed the amended credit facility as parties and guarantors of the Company's obligation. The Company has pledged 65% of the equity of ETP and 100% of the Company's equity of Microcell to Chase as security for repayment under the facility. (See notes 4 and 12 to the Consolidated Financial Statements). Also, effective December 31, 1997, the Company obtained a waiver for non-compliance with the covenant limiting the Company's capital expenditures and one of its financial ratios. The Company was in compliance with all other financial covenants and ratios. No amounts were outstanding under the Credit Facility at December 31, 1996, or during the period January 1, 1997 through December 31, 1997 with the exception of amounts, if any, outstanding under the ETP Credit Facility. Approximately $1.4 million was outstanding under the ETP Credit Facility at December 31, 1997.

     The Company believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit will be sufficient to satisfy current and anticipated future capital requirements of the Company.

IMPACT OF THE YEAR 2000 ISSUE

     Many computer systems and software products currently in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. Such computer systems and software products will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000 Issue"). As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to properly interpret dates beyond 1999. The Company's technical personnel are in the process of assessing the impact of the Year 2000 Issue on the Company's products.

     Based on a recent assessment of its internal computer systems, the Company determined that it will be required to modify or replace portions of its internal software so that its computer systems will properly utilize dates beyond December 31, 1999. Although the Company is in the process of performing its Year 2000 modifications and expects to have its internal computer system year 2000 compliant by the end of 1998, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost of the program is being funded through operating cash flows. Costs associated with the purchase of new software will be capitalized. The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCC International, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

Washington, D.C.
February 9, 1998

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1995, 1996, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1995       1996       1997
                                                              --------   --------   --------
Revenues (notes 6 and 9):
  Service revenues..........................................  $ 64,016   $ 93,156   $ 91,289
  Product revenues..........................................    40,445     48,414     63,959
                                                              --------   --------   --------
Total revenues..............................................   104,461    141,570    155,248
                                                              --------   --------   --------
Cost of revenues:
  Cost of service revenues..................................    45,682     65,801     66,837
  Cost of product revenues..................................    22,448     29,533     40,869
                                                              --------   --------   --------
Total cost of revenues......................................    68,130     95,334    107,706
                                                              --------   --------   --------
Gross profit................................................    36,331     46,236     47,542
                                                              --------   --------   --------
Operating expenses:
  Sales and marketing.......................................     5,823      6,475      7,645
  General and administrative................................    10,108     11,964     16,380
  Research & development (notes 3 and 4)....................     3,007      8,609      4,570
  Special charge (credit) (note 9)..........................        --     30,050     (3,894)
  Non-cash compensation (note 15)...........................     4,646      7,005        580
  Depreciation and amortization.............................     3,699      5,039      8,044
                                                              --------   --------   --------
Total operating expenses....................................    27,283     69,142     33,325
                                                              --------   --------   --------
Operating income (loss).....................................     9,048    (22,906)    14,217
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................       625        925        700
  Interest expense..........................................    (2,818)    (3,050)    (3,301)
  Other.....................................................     1,027      2,376      1,194
                                                              --------   --------   --------
Total other income (expense)................................    (1,166)       251     (1,407)
                                                              --------   --------   --------
Income (loss) before income taxes...........................     7,882    (22,655)    12,810
Provision (benefit) for income taxes (note 11)..............     3,142    (11,371)     5,235
                                                              --------   --------   --------
Net income (loss)...........................................  $  4,740   $(11,284)  $  7,575
                                                              ========   ========   ========
Net income per share:
  Basic.....................................................                        $   0.51
                                                                                    --------
  Diluted...................................................                        $   0.47
                                                                                    ========
Pro forma income (loss) data (unaudited) (note 3):
  Income (loss) before income taxes.........................  $  7,882   $(22,655)
  Pro forma provision (benefit) for income taxes (note
     11)....................................................     3,153     (1,886)
                                                              --------   --------
  Pro forma net income (loss) (unaudited)...................  $  4,729   $(20,769)
                                                              ========   ========
Pro forma net income (loss) per share (unaudited):
  Basic.....................................................  $   0.42   $  (1.70)
                                                              ========   ========
  Diluted...................................................  $   0.39   $  (1.70)
                                                              ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
Current assets:
  Cash and cash equivalents (note 5)........................  $ 13,732   $ 15,838
  Short-term investments (note 3)...........................     6,934      8,619
  Receivables, net of allowance for doubtful accounts of
    $17,942, and $15,426 at December 31, 1996 and 1997
  Trade accounts receivable (note 9)........................    35,563     30,643
  Due from related parties and affiliates (note 6)..........     2,244      1,375
  Unbilled receivables (note 9).............................     9,819     11,695
  Inventory (note 7)........................................     6,387      7,400
  Deferred income taxes, net (note 11)......................    12,755      9,874
  Prepaid expenses and other current assets.................     4,413      1,315
                                                              --------   --------
         Total current assets...............................    91,847     86,759
Property and equipment, net (note 8)........................     5,952     10,531
Software development costs, net of accumulated amortization
  of $2,676 and $5,855 at December 31, 1996 and 1997........     5,069      6,133
Notes receivable (notes 9 and 10)...........................       602         --
Investments in joint ventures (note 10).....................     1,650      1,300
Deferred income taxes, net (note 11)........................     4,584      1,513
Other assets (notes 4 and 9)................................     5,243      4,782
                                                              --------   --------
                                                              $114,947   $111,018
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Note payable (notes 4 and 12).............................  $ 10,445   $     --
  Accounts payable..........................................     6,218      4,994
  Accrued expenses (note 9).................................    15,569      9,895
  Accrued employee compensation and benefits................     7,727      9,038
  Deferred revenue..........................................     4,951      4,650
  Income taxes payable (note 11)............................     7,446      7,507
  Obligations under incentive plans, current (note 15)......       448      1,106
  Other current liabilities (note 4)........................     1,806      2,588
                                                              --------   --------
         Total current liabilities..........................    54,610     39,778
Convertible subordinated debt (note 13).....................    50,000     50,000
Obligations under incentive plans, net of current portion
  (note 15).................................................       807         --
Other liabilities (note 4)..................................     1,053      1,038
                                                              --------   --------
         Total liabilities..................................   106,470     90,816
                                                              --------   --------

Commitments and contingencies (notes 1, 10, 11, 14, 15, 16
  and 17)
Shareholders' Equity:
  Preferred Stock:
    10,000 shares authorized; -0- shares issued and
     outstanding............................................        --         --
  Class A common stock; $.01 par value:
    70,000 shares authorized; 6,066 shares and 6,644 shares
     issued and outstanding at December 31, 1996 and 1997,
     respectively...........................................        61         66
  Class B common stock; $.01 par value:
    20,000 shares authorized; 8,461 shares issued and
     outstanding at December 31, 1996 and 1997..............        85         85
  Paid-in capital...........................................    28,353     33,210
  Retained deficit..........................................   (16,422)    (8,847)
  Cumulative foreign currency translation adjustment........      (100)    (1,512)
  Note receivable from shareholder (note 6).................    (3,500)    (2,800)
                                                              --------   --------
         Total shareholders' equity.........................     8,477     20,202
                                                              --------   --------
                                                              $114,947   $111,018
                                                              ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                 (IN THOUSANDS)

                                                                                  CUMULATIVE       NOTES
                                          COMMON STOCK                              FOREIGN     RECEIVABLE
                                        -----------------                          CURRENCY        FROM
                            PREFERRED                       PAID-IN   RETAINED    TRANSLATION   SHAREHOLDER   MEMBERS'
                              STOCK     CLASS A   CLASS B   CAPITAL   (DEFICIT)   ADJUSTMENT     (NOTE 6)     CAPITAL     TOTAL
                            ---------   -------   -------   -------   ---------   -----------   -----------   --------   --------
Balances at December 31,
  1994....................     $--        $--       $--     $    --   $     --      $   (39)      $    --     $13,977    $ 13,938
  Loan to member (note
    6)....................      --         --        --          --         --           --        (9,382)         --      (9,382)
  Dividends paid..........      --         --        --          --         --           --            --      (9,500)     (9,500)
  Net income..............      --         --        --          --         --           --            --       4,740       4,740
  Cumulative foreign
    currency translation
    adjustment............      --         --        --          --         --          (40)           --          --         (40)
                               ---        ---       ---     -------   --------      -------       -------     --------   --------
Balances at December 31,
  1995....................      --         --        --          --         --          (79)       (9,382)      9,217        (244)
  Dividends paid..........      --         --        --          --         --           --            --     (16,950)    (16,950)
  Net income -- pre-merger
    (note 2)..............      --         --        --          --         --           --            --       5,138       5,138
  Cumulative foreign
    currency translation
    adjustment............      --         --        --          --         --         (132)           --          --        (132)
  Loan to member..........      --         --        --       1,640         --           --        (7,568)         --      (5,928)
  Repayment of loan to
    member................      --         --        --          --         --           --        16,950          --      16,950
  Assumption of
    subordinated debt
    (notes 2 & 13)........      --         --        --     (30,000)        --           --            --          --     (30,000)
  Merger of LCC, L.L.C.
    into LCC
    International, Inc.
    (note 2)..............      --         --       114      (2,920)        --          211            --       2,595          --
  Net proceeds of initial
    public offering (note
    2)....................      --         61       (29)     44,725         --           --            --          --      44,757
  Loan to shareholder
    (notes 2 and 6).......      --         --        --          --         --           --        (3,500)         --      (3,500)
  Exercise/issuance of
    stock options (note
    15)...................      --         --        --      14,908         --           --            --          --      14,908
  Net (loss) -- post
    merger................      --         --        --          --    (16,422)          --            --          --     (16,422)
  Cumulative foreign
    currency translation
    adjustment............      --         --        --          --         --         (100)           --          --        (100)
                               ---        ---       ---     -------   --------      -------       -------     --------   --------
Balances at December 31,
  1996....................      --         61        85      28,353    (16,422)        (100)       (3,500)         --       8,477
  Payment from
    Shareholder...........      --         --        --         261         --           --           700          --         961
  Exercise/issuance of
    stock options.........      --          5        --       4,148         --           --            --          --       4,153
  Issuance of common
    stock.................      --         --        --         448         --           --            --          --         448
  Net income..............      --         --        --          --      7,575           --            --          --       7,575
  Cumulative foreign
    currency translation
    adjustment............      --         --        --          --         --       (1,412)                       --      (1,412)
                               ---        ---       ---     -------   --------      -------       -------     --------   --------
Balances at December 31,
  1997....................     $--        $66       $85     $33,210   $ (8,847)     $(1,512)      $(2,800)    $    --    $ 20,202
                               ===        ===       ===     =======   ========      =======       =======     ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                 (IN THOUSANDS)

                                                                1995       1996       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  4,740   $(11,284)  $  7,575
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     3,699      5,039      8,044
  Provision for doubtful accounts...........................       622      2,937      4,115
  Non-cash compensation.....................................     4,646      7,005        580
  In-process research & development.........................        --      5,605         --
  Special charge (credit)...................................        --     30,050     (3,894)
  Income (loss) from investments in joint ventures, net.....      (732)      (346)       350
  Gain on disposition of joint venture, net.................        --       (514)        --
  Changes in operating assets and liabilities:
    Trade, unbilled, and other receivables..................   (12,260)   (23,378)      (200)
    Accounts payable and accrued expenses...................    (2,411)     8,809     (5,587)
    Inventory...............................................      (377)    (1,154)      (947)
    Other current assets and liabilities....................     6,704    (14,359)    10,502
    Other noncurrent assets and liabilities.................       126    (11,538)     2,116
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........     4,757     (3,128)    22,654
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities..............       357        558         --
  Purchase of investment securities.........................      (682)    (6,714)    (1,685)
  Purchases of property and equipment.......................    (4,222)    (3,263)    (8,791)
  Increase in capitalized software..........................    (2,876)    (3,177)    (4,243)
  Investment in joint ventures..............................      (350)      (787)        --
  Issuance of notes receivable..............................        --     (5,602)        --
  Proceeds from sale of investment in joint venture.........        --      3,800         --
                                                              --------   --------   --------
Net cash used in investing activities.......................    (7,773)   (15,185)   (14,719)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............        --     44,902        448
  Proceeds from exercise of options.........................        --         --      3,207
  Proceeds from line of credit/note.........................    10,000     10,000         --
  Payments on line of credit/note...........................        --    (20,000)   (10,445)
  Distributions and loans to member.........................    (9,382)    (5,928)        --
  Repayment of loans to member..............................        --     16,950         --
  Payments of dividends.....................................    (9,500)   (16,950)        --
  Loan to shareholder.......................................        --     (3,500)        --
  Repayment of loan to shareholder..........................        --         --        961
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........    (8,882)    25,474     (5,829)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (11,898)     7,161      2,106
Cash and cash equivalents at beginning of period............    18,469      6,571     13,732
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  6,571   $ 13,732   $ 15,838
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  2,372   $  3,749   $  3,286
    Income taxes............................................       506      3,535      1,317
Supplemental schedule of non-cash investing and financing
  activities:
  Assumption of convertible debt (notes 2 and 13)...........  $     --   $ 30,000   $     --

  In December 1996, the Company purchased substantially all of the assets and liabilities of European Technology
    Partner AS, for a note payable of $10,445 and certain future obligations, including acquisition costs, of approximately $2,630. Assets of $9,800, including cash of $150 and liabilities of $2,300 were assumed in conjunction with the acquisition (note 4).

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(1) DESCRIPTION OF OPERATIONS

     LCC International, Inc. and subsidiaries (also referred to herein as the "Company") is a leading provider of integrated services and products relating to the design and engineering of wireless communications systems. The services and products provided by the Company are as follows:

  Services

     Engineering and design services -- The Company provides engineering and design services for cellular phone system operators, personal communication system ("PCS") operators and other wireless communication system providers.

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

     In December 1996, through the formation of a new subsidiary, Microcell Management, Inc. ("Microcell"), the Company entered the wireless infrastructure asset management business to acquire/ develop and manage RF transmission towers. Microcell incurred expenses of $0.9 million in calendar 1997 which are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

(2) MERGER AND INITIAL PUBLIC OFFERING

     The Company is the successor to the business formerly conducted by LCC, L.L.C. ("LCC"). Effective September 27, 1996, in connection with the Company's initial public offering of Class A Common Stock, LCC merged with and into LCC International, Inc. The Company is the surviving company in the merger, and owns all of the assets and rights and is subject to all of the obligations and liabilities of LCC. Immediately prior to the merger, LCC assumed $30.0 million of convertible subordinated debt from Telcom Ventures, L.L.C. ("Telcom Ventures"), its parent company. The repayment obligation for principal and interest became the sole obligation of LCC and, following the merger, the sole obligation of the Company. The $30.0 million of convertible subordinated debt assumed from Telcom Ventures and the $20.0 million of existing convertible subordinated debt (see note 13) are due to a third party investor and are convertible at certain specified times, including during the 45 day period commencing on June 27, 1997, the 45 day period commencing on August 27, 1997 ("Company Conversion Right"), and the respective periods in 1998 and 1999, and upon certain extraordinary events, such as merger or sale of all assets of the Company, tender offer for more than 25% of the Common Stock or distribution of assets representing 5% or more of the total assets of the Company. Any conversion of one note must include the conversion of the other. The Company presently

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

intends to exercise the Company Conversion Right in August 1998 to cause the convertible subordinated debt to be converted into 2,841,099 shares of Class A Common Stock.

     Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended. As of September 30, 1996, the Company recorded a one-time deferred income tax benefit of $8.7 million as a result of the change in its tax status from a Limited Liability Corporation to a Subchapter C Corporation. The income tax benefit has been recorded as a reduction of income tax expense in the accompanying 1996 consolidated statement of operations (see note 11).

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

  Short-Term Investments

     Short-term investments consist of municipal bonds with maturity dates of more than three months from the date of acquisition. The portfolio of municipal bonds held by the Company of $6.9 million and $8.6 million at December 31, 1996 and 1997, respectively, has been classified based on management's intentions as to future investment activity. Such investments are not intended to be held to maturity and are classified as "available for sale" and carried at market value with temporary unrealized gains (losses) charged directly to shareholders' equity. At December 31, 1996 and 1997, the market value of the municipal bonds held by the Company approximated its cost. Other short-term investments are carried at cost plus accrued interest which approximates their market value. All short-term investments have maturity dates of one year or less.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services and products globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 1996 and 1997:

                                                      1996        1997
                                                    --------    --------
                                                       (IN THOUSANDS)
Latin America.....................................   $3,482     $ 2,818
Europe............................................    5,009       3,697
Middle East.......................................      931       1,423
Asia-Pacific......................................    8,950      11,158

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The Company's existing and potential customer base is diverse and includes start-up companies and foreign enterprises. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, or international developments (see notes 9 and 19).

     During December 1997, the Company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 has resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million to cover potential Asia-Pacific region exposure.

     Revenues generated from one customer were approximately $14.7 million, $15.2 million, and $21.4 million, or 14.0%, 10.8%, and 13.8% of total revenues for 1995, 1996, and 1997, respectively. In addition, revenues from another customer were approximately $14.2 million and $15.6 million or 10.0% and 10.1% of total 1996 and 1997 revenues, respectively.

  Inventory

     Inventory, net of allowances for obsolete and slow moving inventory, consisting of parts and accessories, and field measurement and network analysis tools is stated at the lower of cost, determined on an average cost basis, or market value.

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

  Goodwill and Recovery of Long-Lived Assets

     Cost in excess of the fair value of net assets acquired is amortized on a straight-line basis over ten years.

     The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected future cash flows is less than the carrying amount of the asset.

  Research and Development Expenditures

     The Company capitalizes software development costs, principally wages and contractor fees, when incurred, after establishing the commercial and technological feasibility of the product. These costs are amortized using the greater of the ratio of current product revenue to total current and anticipated product revenue or the straight-line method over the software's estimated economic life, generally ten to forty-eight months. During 1995, 1996 and 1997, the Company recognized software amortization costs of approximately $0.9 million, $1.9 million and $3.3 million, respectively.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The Company periodically performs an evaluation of the net realizable value of its capitalized software development costs. This evaluation requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenues, estimated product economic life, and changes in technology. No capitalized software development costs were written off in 1996. Approximately $130,000 and $90,000 of software development costs were written off in 1995 and 1997, respectively.

     All other research and development expenditures are expensed in the period incurred.

  Investments in Joint Ventures

     The Company uses the equity method of accounting for its investments in, advances to and equity in the earnings and losses of its joint ventures.

  Revenue Recognition

     The Company's principal sources of revenues are engineering and design services, program management services, sales of field measurement and network analysis tools and software license agreements. The Company recognizes revenues from long-term fixed price contracts using the percentage-of-completion method, based on individual contract costs incurred to date compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. The Company recognizes revenues from software licenses either at the time the software is delivered and accepted or ratably over the contract term depending on the nature of the license arrangement. Generally, revenues on sales of field measurement and network analysis tools is recognized at the time the merchandise is shipped. Revenues from consulting and other software related services is recognized as such services are rendered. Revenues from post contract customer support (maintenance) agreements is recognized ratably over the period during which the services are to be performed. Revenues earned but not yet billed is reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected in one year.

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

     Certain of the Company's international operations are subject to local income taxation. Currently, the Company is subject to taxation on income from certain operations in Europe, Latin America, the Far East, the Middle East and the non-U.S. portions of North America where the Company has subsidiaries, has established branch offices or has performed significant services that constitute a "permanent establishment" for tax reporting purposes. Foreign taxes account for a significant portion of the provision for income taxes as reflected in the Company's consolidated statements of operations (see note 11). The foreign taxes paid or accrued by the Company represent a potential credit for the Company against its Federal income taxes.

  Pro Forma Income (Loss) Data (Unaudited)

     The accompanying pro forma information has been prepared as if the Company was treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1995.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     Pro forma net income (loss) per share information has been computed by dividing pro forma net income (loss) by the pro forma weighted average number of common shares outstanding (basic earnings per share) and potential dilution from outstanding stock options after applying the treasury stock method and assumed conversion of the Company's convertible subordinated debt, if dilutive (diluted earnings per share).

  Foreign Currency Translation

     Gains and losses on translation of the accounts of the Company's foreign operations where the local currency is the functional currency are accumulated and included in the cumulative foreign currency translation adjustment within the accompanying consolidated statement of shareholders' equity (deficit). Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

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

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans. This statement establishes a fair value based method of accounting for stock based compensation plans.

     The Corporation will continue to account for stock-based compensation plans using the method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation will make pro-forma disclosures of net income as if the fair value based method of accounting as defined in SFAS No. 123 had been applied (see note 15).

  Impact of Recently Issued Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure." The Company is required to adopt provisions of this Statement for the year ending December 31, 1997. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion 1966," No. 15, "Earnings per Share," and FASB Statement No. 46, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 had no impact on the Company's financial statements.

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

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of SFAS No. 131. The Company has not completed its analysis of the impact on the financial statements that will be caused by adoption of this Statement.

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

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition as determined by an independent appraisal. The appraisal allocated $3.0 million to the tangible and identifiable intangible assets net of liabilities assumed, $4.5 million to the cost in excess of net assets acquired ("goodwill") and $5.6 million to in-process research and development. Such in-process research and development represents a non-recurring charge to 1996 earnings. Goodwill is included in other assets in the accompanying consolidated balance sheet.

     The Company assumed ETP's rights and obligations under a credit facility with a Norwegian Bank in the total principal amount of approximately $1.1 million. Under the facility, the bank has a first priority security interest in accounts receivable and other assets up to the amount of the facility. At December 31, 1996, approximately $109,000 was outstanding under the facility at an interest rate of 7.5%. The facility is cancelable upon 14 days notice by the bank. This facility was closed during calendar 1997.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     If the acquisition of ETP had occurred on January 1, 1995, management estimates the Company's results of operations for the years ended December 31, 1995 and 1996 would have been as follows:

                                                         PRO FORMA
                                                 --------------------------
                                                    1995           1996
                                                 -----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER
                                                  SHARE DATA -- UNAUDITED)
Revenues.......................................   $108,609       $147,970
Net income (loss)..............................      3,384        (17,248)
Net income (loss) per share:
     Basic.....................................   $   0.30       $  (1.41)
                                                  ========       ========
     Diluted...................................   $   0.30       $  (1.41)
                                                  ========       ========

     The unaudited pro forma data above has been prepared based on assumptions management deems appropriate, and the results are not necessarily indicative of those that might have occurred had the transactions become effective at the beginning of the respective years. Pro forma net income (loss) and pro forma net income (loss) per share do not include the $5.6 million non-recurring in-process research and development charge described above, and for purposes of computing pro forma net income (loss) per share, assumes effective tax rates of 40% and 28% for U.S. and Norwegian activity, respectively.

(5) CASH AND CASH EQUIVALENTS

     At December 31, cash and cash equivalents consisted of the following:

                                                     1996        1997
                                                   --------    --------
                                                      (IN THOUSANDS)
Cash in banks....................................  $   593     $ 2,859
Overnight repurchase agreements..................    5,639       1,195
Short-term commercial paper......................       --      11,699
Short-term money market funds....................    7,500          85
                                                   -------     -------
                                                   $13,732     $15,838
                                                   =======     =======

     The fair value of overnight repurchase agreements, short-term commercial paper and short-term money market funds approximate their carrying value.

(6) RELATED PARTY TRANSACTIONS

     During 1996 and 1997, the Company provided services and products to Telcom Ventures and various other companies owned, in part, by Telcom Ventures or its members, as well as the Telemate joint venture until its sale in January 1996 (see note 10). Revenues earned during 1996 and 1997 for services and products provided to these customers were approximately $2.0 million and $1.5 million, respectively. Trade accounts receivables from these related parties were $819,000 and $811,000 at December 31, 1996 and 1997, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $614,000 and $533,000 at December 31, 1996 and 1997, respectively. During calendar 1996 and 1997, program management services were provided to the Company by Koll Telecommunications Services L.L.C. ("Koll") (see note 10), a joint venture of the Company.

     During 1996 and 1997, the Company made certain payments on behalf of Telcom Ventures and its members which consisted primarily of payroll services, fringe benefit payments, facility related charges,

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

business insurances, interest and foreign tax payments. At December 31, 1996 and 1997, outstanding amounts associated with these payments totaling $811,000 and $31,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

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

     In September 1996, the Company loaned $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see note 2). The note is payable over five-years with equal annual principal payments over the term. Interest will accrue at the rate of LIBOR plus 1.75% and will be payable annually. In November 1997, the Company received approximately $1.0 million from Telcom Ventures representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the note. The note is reflected as a reduction of shareholders' equity in the accompanying statement of shareholders' equity (deficit).

     On January 30, 1997, a significant customer of the Company acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of specialized mobile radio systems in Brazil, for $186 million in the customer's stock. WVB was principally owned by Telcom Ventures.

(7) INVENTORY

     At December 31, 1996 and 1997, inventory consisted of the following:

                                                       1996        1997
                                                     --------    --------
                                                        (IN THOUSANDS)
Field measurement and network analysis tools.......   $1,641      $4,249
Parts and accessories..............................    5,488       4,190
                                                      ------      ------
                                                       7,129       8,439
Less reserve for obsolete and slow moving
  inventory........................................     (742)     (1,039)
                                                      ------      ------
                                                      $6,387      $7,400
                                                      ======      ======

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(8) PROPERTY AND EQUIPMENT

     At December 31, 1996 and 1997, property and equipment consisted of the following:

                                                   1996        1997
                                                 --------    --------
                                                    (IN THOUSANDS)
Computer equipment.............................  $ 11,544    $ 13,271
Furniture and office equipment.................     3,505       4,218
Purchased computer software....................     3,272       4,618
Leasehold improvements.........................     1,301       3,057
RF transmission towers.........................        --       2,880
Vehicles.......................................       163         186
                                                 --------    --------
                                                   19,785      28,230
Less accumulated depreciation and
  amortization.................................   (13,833)    (17,699)
                                                 --------    --------
                                                 $  5,952    $ 10,531
                                                 ========    ========

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

     On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company fully reserved its exposure with these customers and has consequently recorded a special charge of $30.1 million pre-tax ($24.5 million after tax or $2.01 per share) at December 31, 1996. The $30.1 million special charge consists of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.4 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $6.2 million related to loss contracts under which the Company was obligated to perform at December 31, 1996.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave to the Company. Under the terms of the agreement, the Company was to receive approximately $1.0 million per month from May 15, 1997 through May 15, 1998. In addition, under certain circumstances, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s). In May and June 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financing to August 20, 1997. Payments of $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave has failed to make the $1.0 million monthly payments which were due July 15, 1997 through October 15, 1997, as well as any payment that would have been due on August 20, 1997 related to any debt or equity financing.

     During September 1997, the Company recognized an approximate $3.9 million recovery of the $30.1 million special charge. Of the $3.9 million, $2.0 million represents the payments received through June 1997 under the revised payment schedule and $1.9 million represents additional payments received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, the recovery of the $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws.

(10) INVESTMENTS IN JOINT VENTURES

     The Company's investment in joint ventures at December 31, 1996 and 1997 consisted of a 33 1/3 percent interest in Koll, which was formed in October 1994 with two other unrelated entities. Koll provides site acquisition and construction management services to operators of wireless communications systems in the United States. The Company's interest in Koll was received in exchange for an initial cash investment of $150,000. During 1996 the Company contributed an additional $587,000. No contribution was made by the Company during 1997. Operating costs and expenses of the Company include services provided by Koll, in the amount of $206,000 and $37,000 in 1996 and 1997, respectively.

     The unaudited condensed financial statements of Koll as of and for the years ended December 31, 1995, 1996 and 1997 were as follows:

                                                             1995     1996      1997
                                                            ------   -------   ------
                                                                 (IN THOUSANDS)
CONDENSED STATEMENTS OF OPERATIONS
Revenues..................................................  $3,017   $20,143   $8,422
Cost and expenses.........................................   2,908    18,287    8,982
                                                            ------   -------   ------
Net income (loss).........................................  $  109   $ 1,856   $ (560)
                                                            ======   =======   ======
CONDENSED BALANCE SHEETS
Current assets............................................  $1,841   $ 6,969   $3,826
Noncurrent assets.........................................      82       329    2,608
Current liabilities.......................................     726     2,487    2,799
Stockholders' equity......................................   1,197     4,811    3,635

     The Company had a 50.0 percent interest in Telemate S.A. ("Telemate"), which provides consulting services in connection with the implementation and operation of mobile communications systems in certain countries in Europe, Asia and Latin America. The Company provided design engineering services and software products to Telemate. Revenues earned related to these services were approximately $1.8 million in 1995.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     In January 1996, the Company sold its 50.0 percent interest in Telemate and granted certain distribution rights for the Company's software and hardware products for $3.8 million. Approximately $1.4 million of the proceeds were received for the Company's investment in Telemate, resulting in a gain of approximately $514,000, which was recognized by the Company and included in other income in its calendar 1996 first quarter results. The remaining proceeds of $2.4 million were recorded as deferred revenue and were amortized to other income over the 24 month life of the distribution agreement.

     During 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. ("CCS"), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the master service agreement, CCS provided the Company with radio frequency engineers effective November 1, 1996. Under the convertible note agreement, the Company loaned CCS a total of approximately $602,000 which, at December 31, 1996, was included in long-term notes receivable in the accompanying consolidated balance sheet. Interest accrued on the loan at a variable rate equal to the prime rate plus 1.5%. Interest was payable in arrears on the last day each of March 1997, June 1997, September 1997, and December 1997. The entire principal balance, together with any unpaid interest, was due January 2, 1998. The loan was convertible, at the Company's option, into shares representing 50% of the authorized capital stock and/or equity securities of CCS. The stock option agreement gives the Company an option to purchase an additional 10% of the common stock of CCS for a total purchase price of $150,000. On April 7, 1997, the Company exercised both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

(11) INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                           1995         1996         1997
                                                          ------      --------      ------
                                                                   (IN THOUSANDS)
Current:
     Federal............................................  $   --      $  2,052      $   --
     State and local....................................     345           292          --
     Foreign............................................   2,797         3,624       1,497
                                                          ------      --------      ------
                                                           3,142         5,968       1,497
                                                          ------      --------      ------
Deferred:
     Federal............................................      --       (14,024)      1,775
     State and local....................................      --        (1,746)        572
     Foreign............................................      --        (1,569)      1,391
                                                          ------      --------      ------
                                                              --       (17,339)      3,738
                                                          ------      --------      ------
          Total.........................................  $3,142      $(11,371)     $5,235
                                                          ======      ========      ======

     The 1997 income tax provision does not include a $0.4 million tax benefit related to exercising stock options which was recorded directly to paid-in capital.

     Income before income taxes included the following components:

                                                          1995         1996         1997
                                                         ------      --------      -------
                                                                  (IN THOUSANDS)
Domestic...............................................  $1,531      $(22,742)     $ 7,678
Foreign................................................   6,351            87        5,132
                                                         ------      --------      -------
          Total........................................  $7,882      $(22,655)     $12,810
                                                         ======      ========      =======

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 1995, 1996 and 1997 follows.

                                                        1995              1996           1997
                                                     -----------       -----------       -----
                                                      PRO FORMA         PRO FORMA
                                                     -----------       -----------
                                                     (UNAUDITED)       (UNAUDITED)
Statutory Federal income tax rate..................      35.0%            (35.0)%         35.0%
Effect of:
     State and local income taxes, net of Federal
       tax benefit.................................       5.0              (0.6)           2.9
     Foreign.......................................      23.0               9.5           11.2
     Tax credits, net..............................     (23.0)             (9.0)         (10.1)
     Other.........................................        --                --            4.3
     Valuation Allowance...........................        --              26.8           (2.4)
                                                        -----             -----          -----
Effective income tax rate..........................      40.0%             (8.3)%         40.9%
                                                        =====             =====          =====

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are presented below:

                                                            1996                    1997
                                                           -------                 -------
                                                                   (IN THOUSANDS)
Deferred tax assets:
     Accounts receivable, principally due to allowance
       for doubtful accounts.............................  $ 1,941                 $ 4,242
     In-process research and development.................    1,569                   1,569
     Special charge:
          Receivables                            4,653                  2,769
          Investment                             4,334                  1,884
          Accruals                               2,339...   11,326        371        5,024
                                                 -----                  -----
     Inventory valuation method..........................      886                     886
     Property and equipment..............................      509                     275
     Non-cash compensation...............................    5,767                   3,852
     Accruals:
          Vacation                                 398                    428
          Incentive compensation                   229                    417
          Accrued expenses                         896...    1,523      2,234        3,079
                                                   ---                  -----
     Telemate S.A. sale, principally due to differences
       in recognition of income on sale of distribution
       rights............................................      452                      --
     Net operating loss carryforward.....................       --                   2,191
     Foreign tax credit carryforward.....................    1,118                   2,774
     Other...............................................      295                     405
                                                           -------                 -------
Total gross deferred tax assets..........................   25,386                  24,297
     Less valuation allowance............................   (5,809)                (10,476)
                                                           -------                 -------
     Net deferred tax assets.............................   19,577                  13,821
                                                           -------                 -------
     Deferred tax liabilities:
          Software development costs.....................   (2,085)                 (2,311)
          Other..........................................     (153)                   (123)
                                                           -------                 -------
     Total gross deferred liabilities....................   (2,238)                 (2,434)
                                                           -------                 -------
     Net deferred tax assets.............................  $17,339                 $11,387
                                                           =======                 =======

     The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 1996 and 1997 as follows:

                                                               1996          1997
                                                              -------       -------
Current asset...............................................  $12,755       $ 9,874
Noncurrent asset............................................    4,584         1,513
                                                              -------       -------
                                                              $17,339       $11,387
                                                              =======       =======

     At December 31, 1997, the Company had $5.9 million of U.S. Federal and state operating loss carryforwards which expire in varying amounts between 2011 and 2012, foreign tax credits for U.S. tax purposes of $2.8 million that expire between 2001 and 2002, and $2.9 million of foreign operating loss carryforwards which expire between 2006 and 2007.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for deferred tax assets which management believes are not more likely than not to be realized, including the portion of the special charge (see note 9) which generated a capital loss and certain foreign tax credit carryforwards.

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

     The unaudited pro forma provisions (benefits) for income taxes presented in the consolidated statements of operations for the years ended December 31, 1995 and 1996, represent an estimate of the taxes that would have been recorded had the Company been a Subchapter C corporation as of January 1, 1995. The unaudited pro forma provisions (benefits) for income taxes for the years ended December 31, 1995 and 1996 consists of the following:

                                                                 1995              1996
                                                              -----------       -----------
                                                                     (IN THOUSANDS)
                                                               PROFORMA          PROFORMA
                                                              (UNAUDITED)       (UNAUDITED)
                                                              -----------       -----------
     Federal................................................    $  736            $(2,140)
     State..................................................       604               (232)
     Foreign................................................     1,813                486
                                                                ------            -------
          Total.............................................    $3,153            $(1,886)
                                                                ======            =======

(12) NOTE PAYABLE

     In May 1995, the Company entered into a $15.0 million financing facility with Nomura Holding America Inc. ("Nomura"). At December 31, 1995, $10.0 million had been drawn against the facility. Under the terms

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

of the facility, at each six-month anniversary of issuance while the facility remained outstanding, the original interest rate of prime plus 3.0 percent increased by .25 percent. At December 31, 1995, the facility carried an interest rate of prime plus 3.25 percent or 11.75 percent. All unpaid principal and interest due under the facility was payable no later than May 30, 1997. The facility was secured by the pledging of substantially all of the Company's assets and Telcom Ventures' membership interest in the Company and was guaranteed by Telcom Ventures. In March 1996, LCC's financing facility with Nomura was purchased by Chase Manhattan Bank, N.A. ("Chase"). Also in March 1996, additional draws aggregating $10.0 million were made by LCC, resulting in a total outstanding balance under the facility of $20.0 million.

     In June 1996, LCC entered into a new credit facility with Chase which replaced the March 1996 Facility. Under the new credit facility, Chase extended
(1) a revolving loan and letter of credit facility in an aggregate principal amount not to exceed the lesser of $12.5 million or 80% of LCC's receivables which were deemed "eligible" as a basis for obtaining credit, minus the aggregate amount of letter of credit obligations outstanding at such time, and
(2) a term loan in the principal amount of $7.5 million. The availability of revolving loans and letters of credit was scheduled to expire on May 15, 1999. The term loan was scheduled to amortize in 20 equal quarterly installments with the final principal installment due on May 15, 2001. Interest on the loans was to accrue at LCC's election at either (1) a variable rate determined with reference to the higher of (a) the Federal funds rate plus one-half of one percent and (b) the announced prime commercial lending rate of Chase; or (2) a fixed rate determined with reference to the London Interbank Market. The payment and performance of the obligations of LCC under the credit facility were secured by substantially all the assets of LCC. The credit facility contained certain covenants which include the maintenance of debt service and other financial ratios as well as a restriction on the declaration or payment of dividends. The credit facility was guaranteed by Telcom Ventures. The guarantee terminated upon consummation of the Company's initial public offering (see note 2).

     In September 1996, the credit facility with Chase was transferred from LCC to the Company and was amended and restated to reflect the transactions contemplated by the merger of LCC with and into the Company immediately prior to the closing of the Company's initial public offering (see note 2). The credit facility consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million. The limitation on the amount of outstanding principal based on a calculation of "eligible" receivables as required in the May 1996 credit facility was eliminated. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either (i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The credit facility contains certain covenants which include the maintenance of financial ratios as well as a restriction on the declaration or payment of dividends. In September 1996, approximately $16.2 million of the proceeds of the Company's initial public offering was used to pay all amounts outstanding under the Company's credit facility with Chase. Effective December 30, 1996, the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company (see note
9).

     Effective December 15, 1997, the Credit Facility was amended to "carve-out" a separate credit facility for ETP (the "ETP Credit Facility") in the aggregate principal amount of $2.5 million. ETP and Microcell executed the amended credit facility as a party and guarantor of the Company's obligation and the Company has pledged 65% of the equity of ETP and 100% of the equity of Microcell to Chase as security for repayment under the facility. Also, effective December 31, 1997, the Company obtained a waiver for non-compliance with the covenant limiting the Company's capital expenditures and one of its financial ratios. The Company was in compliance with all other financial covenants and ratios. No amounts were outstanding under the Credit Facility at December 31, 1996, or during the period January 1, 1997 through December 31, 1997 with

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

the exception of amounts, if any, outstanding under the ETP Credit Facility. Approximately $1.4 million was outstanding under the ETP Credit Facility at December 31, 1997 and is included in other current liabilities in the accompanying 1997 consolidated balance sheet.

(13) CONVERTIBLE SUBORDINATED DEBT

     In June 1994, the Company issued to MCI Telecommunications Corporation ("MCI") a $20.0 million convertible Subordinated Note Due 2000 (the "Subordinated Note"). The Subordinated Note bore interest at a rate equal to 6.8 percent, payable semiannually. The entire principal amount of the Subordinated
Note is due in June 2000. Upon the occurrence of certain specified events (including any merger of the Company with another company or any sale of substantially all of the Company's assets), the Subordinated Note will automatically be exchanged for 1,136,440 shares of the Company's Class A Common Stock. In addition, the investor has the right to exchange the Subordinated Note for 1,136,440 shares of the Company's Class A Common Stock: (1) at any time during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Subordinated Note; and (2) upon the occurrence of certain other specified events. The investor also has the right to exchange a portion of the Subordinated Note and of the Telecom Ventures Subordinated Note (as defined below) for up to 1,000,000 shares of the Company's Class A Common shares of Stock during certain periods in 1998 in the event of an underwritten public offering of the Company's Class A Common Stock. The Company has the right to exchange the Subordinated Note for 1,136,440 shares of the Company's Class A Common Stock: (1) if the investor does not exchange the Subordinated Note during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Subordinated Note; and (2) upon the occurrence of certain other specified events.

     In June 1994, Telcom Ventures issued a $30.0 million convertible Subordinated Note Due 2000 (the "Telcom Ventures Subordinated Note") to the same investor. The Telcom Ventures Subordinated Note bore interest at a rate equal to 6.8%, payable semiannually. Upon the occurrence of certain specified events (including any merger of the Company with another company or any sale of substantially all of the Company's assets), the Telcom Ventures Subordinated Note will automatically be exchanged for 1,704,659 shares of the Company's Class A Common Stock. In addition, the investor has the right to exchange the Telcom Ventures Subordinated Note for 1,704,659 shares of the Company's Class A Common
Stock: (1) at any time during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Telcom Ventures Subordinated Note; and (2) upon the occurrence of certain other specified events. Telcom Ventures had the right to exchange the Telcom Ventures Subordinated Note for a 12.0 percent membership interest in the Company: (1) if the investor does not exchange the Telcom Ventures Subordinated Note during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Telcom Ventures Subordinated Note; and (2) upon the occurrence of certain other specified events. The investor also has the right to exchange a portion of the Telcom Ventures Subordinated Note and of the Subordinated Note for up to 1,000,000 shares of the Company's Class A Common Stock during certain periods in 1998 in the event of an underwritten public offering of the Company's Class A Common Stock. The Company fully and unconditionally guaranteed the obligations of Telcom Ventures under the Telcom Ventures Subordinated Note.

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

     On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the arrangement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(14) HEALTH AND RETIREMENT PLANS

     The Company has a defined contribution profit sharing plan under Section 401(k) of the IRC that provides for voluntary employee contributions of 1.0 to
15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee's contribution up to 6.0 percent of each employee's compensation. Company contributions and other expenses associated with the plan were approximately $419,000, $454,000 and $633,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

     The Company is self-insured for group health life, and short and long-term disability claims up to certain stop losses.

(15) INCENTIVE PLANS

     At December 31, 1996 and 1997, the Company had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), the Company's net income
(loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                              1995              1996            1997
                                                           -----------       -----------       ------
                                                           (PRO FORMA)       (PRO FORMA)
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
     As reported.........................................    $4,729           $(20,769)        $7,575
     Pro forma...........................................     4,729            (21,099)         5,522
Net income (loss) per share
     As reported:
          Basic..........................................    $ 0.42           $  (1.70)        $ 0.51
          Diluted........................................      0.39              (1.70)          0.47
     Pro forma:
          Basic..........................................    $ 0.42           $  (1.73)        $ 0.37
          Diluted........................................      0.39              (1.73)          0.35

     Net income (loss) reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above as compensation cost is reflected over the options' vesting period of up to five-years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The per share weighted-average fair value of stock options granted during 1996 and 1997 was $4.25 and $8.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                           1996        1997
                                                         ---------   ---------
Expected dividend yield................................     0%          0%
Risk-free interest rate................................    6.4%        6.0%
Expected life..........................................  2-6 years   2-8 years
Volatility.............................................    48.0%       65.0%

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     Under the Company's Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock were available for purchase by eligible employees of the Company beginning in 1997. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company's Board of Directors. The purchase price for each share is not less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, the Company sold 65,448 shares to employees in 1997. Compensation cost of $161,000 would have been recognized under SFAS No. 123 for the fair value of the employees purchase rights and is included in proforma net income above for 1997. Compensation cost was estimated using the Black Scholes model with the following assumptions: dividend yield of 0%; expected life of 3 months; expected volatility of 65%; and a risk free rate of 3%. The weighted average fair value of those purchase rights granted in 1997 was $2.46.

     In April 1994, the Company adopted the Phantom Membership Plan (the "Phantom Membership Plan"). Under the Phantom Membership Plan, the Members Committee was authorized to grant awards ("Phantom Membership Awards") to those employees of the Company whose responsibilities and decisions, in the Members Committee's opinion, affect the long-term sustained growth and profitability of the Company. Each Phantom Membership Award entitled the recipient thereof to receive, no later than May 1 of each year, an annual award based on a specified percentage of the Company's net income for the preceding fiscal year. The Phantom Membership Plan also included a long-term award. Under the long-term award, once a Phantom Membership Award was fully vested, the recipient had the right to require the Company to purchase, and the Company had the right to require such recipient to sell, all or any portion of the recipient's Phantom Membership Award based on the fair market value of the Company as defined under the Phantom Membership Plan. In connection with the Company's initial public offering, all long-term awards granted under the Phantom Membership Plan were replaced with options granted under the 1996 Employee Stock Option Plan and the annual award feature of the Phantom Membership Plan was terminated. The options vest over the original vesting period of the Phantom Membership Plan awards, generally the third or fifth anniversary of the date of grant.

     Compensation expense related to the annual award feature of the Phantom Membership Plan was $608,000, and $764,000 for 1995 and 1996, respectively, the liability for which is included in accrued expenses in the accompanying consolidated balance sheets. Non-cash compensation related to the long-term award feature of the Phantom Membership Plan, including compensation expense for membership awards converted to stock options under the 1996 Employee Stock Option Plan, was $4.6 million, $7.0 million, and $0.6 million for 1995, 1996, and 1997, respectively, the liability for which was included in obligation under incentive plans at December 31, 1995 and paid-in capital at December 31, 1996 and 1997 in the accompanying consolidated balance sheets.

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

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

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

Changes in stock options outstanding were as follows:

                                                1996                              1997
                                   -------------------------------   -------------------------------
                                                      WEIGHTED-                         WEIGHTED-
                                     NUMBER OF         AVERAGE         NUMBER OF         AVERAGE
                                       SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                   --------------   --------------   --------------   --------------
                                   (IN THOUSANDS)    (PER SHARE)     (IN THOUSANDS)    (PER SHARE)
Balance at beginning of year.....         --            $   --           2,813            $ 8.54
Granted..........................      2,825              8.57             418             15.54
Exercised........................         --                --            (531)             6.08
Terminated.......................        (12)            16.00            (191)            13.08
                                       -----                             -----
Balance at end of year...........      2,813              8.54           2,509              9.89
                                       =====                             =====

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The following table summarizes information about options at December 31, 1997.

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        ----------------------------------------------------   ---------------------------------
                                             WEIGHTED AVG.     WEIGHTED AVG.                       WEIGHTED AVG.
       RANGE OF             NUMBER AT          REMAINING         EXERCISE          NUMBER AT         EXERCISE
   EXERCISE PRICES      DECEMBER 31, 1997   CONTRACTUAL LIFE       PRICE       DECEMBER 31, 1997       PRICE
   ---------------      -----------------   ----------------   -------------   -----------------   -------------
                         (IN THOUSANDS)        (IN YEARS)                       (IN THOUSANDS)
$4.00.................          945               8.7             $ 4.00               783            $ 4.00
$9.16-$12.13..........          740               7.9              10.35               235             10.50
$14.88-$16.00.........          676               8.4              15.74               206             16.00
$18.00-$20.38.........          148               9.4              18.55                --                --
                              -----                                                  -----
                              2,509               8.5               9.89             1,224              7.26
                              =====                                                  =====

     In September 1994, the Company adopted an Incentive Compensation Plan (the "Incentive Compensation Plan"). Under the Incentive Compensation Plan, the Members Committee was authorized to grant awards ("Incentive Awards") to those employees of the Company whose responsibilities and decisions, in the Members Committee's opinion, affect the long-term sustained growth and profitability of the Company.

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

     As of December 31, 1994 and 1995, 20 and 60 employees, respectively, had been granted Incentive Awards under the Incentive Compensation Plan. No new grants were made in 1996 or 1997. Compensation expense accrued in connection with the distribution of the value of vested Incentive Awards was $635,000, $541,000, and $409,000 for the years ended December 31, 1995, 1996, and 1997, respectively, which has been included in obligations under incentive plans, net of current portion in the accompanying consolidated balance sheets.

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

     Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases which have been terminated (see below), the applicable portion of the benefit has been offset against the lease termination penalty. The total deferred rent benefit was approximately $351,000 and $289,000 at December 31, 1996 and 1997, respectively.

     In November 1995 and December 1996, the Company gave notice of early lease termination to two of its landlords and recorded the lease termination penalties thereon in its calendar 1995 and 1996 financial statements. In May 1996, the Company entered into 10-year and 5-year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
1998........................................................     $ 3,655
1999........................................................       3,679
2000........................................................       3,726
2001........................................................       3,732
2002........................................................       3,706
Thereafter..................................................      15,500
                                                                 -------
                                                                 $33,998
                                                                 =======

     Rent expense under operating leases was approximately $3.5 million, $5.0 million and $5.3 million for the years ended December 31, 1995, 1996, and 1997, respectively.

(17) CONTINGENCIES

     The Company is party to various legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

(18) EARNINGS PER SHARE

     During 1997 the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and its related interpretations and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                            1995                             1996                          1997
                               ------------------------------   ------------------------------   ------------------------
                               PRO FORMA                        PRO FORMA                                           PER
                                  NET               PER SHARE      NET               PER SHARE    NET              SHARE
                                INCOME     SHARES    AMOUNT      (LOSS)     SHARES    AMOUNT     INCOME   SHARES   AMOUNT
                               ---------   ------   ---------   ---------   ------   ---------   ------   ------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
  Net income (loss) available
    to common shareholders...   $4,729     11,364     $0.42     $(20,769)   12,211    $(1.70)    $7,575   14,740   $0.51
                                                      =====                           ======                       =====
EFFECT OF DILUTIVE SECURITIES
  Convertible debt...........      816      2,841                     --        --                   --       --
  Stock option plans.........       --         --                     --        --                   --    1,215
                                ------     ------               --------    ------               ------   ------
DILUTIVE EPS
    Net income (loss)
      available to common
      stockholders and
      assumed conversions....   $5,545     14,205     $0.39     $(20,769)   12,211    $(1.70)    $7,575   15,955   $0.47
                                ======     ======     =====     ========    ======    ======     ======   ======   =====

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The Company's convertible subordinated debt, which is exchangeable into 2.8 million shares of the Company's Class A Common Stock, was outstanding during calendar 1996 and 1997, but was not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive. Options to purchase 2.8 million shares of Class A Common Stock were outstanding during 1996 but were not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive.

(19) GEOGRAPHIC DATA

     The Company maintains subsidiaries in France, Germany, Brazil, Norway, Columbia and the United Kingdom. Net revenues generated by these subsidiaries was $4.6 million, $2.7 million and $15.5 million during calendar 1995, 1996 and 1997, respectively. The remaining sales to Europe and principally all of the export sales to Latin America, Middle East-Africa and Asia-Pacific are U.S. services and products.

     Export sales by geographic region are as follows:

                                                    1995      1996      1997
                                                   -------   -------   -------
                                                         (IN THOUSANDS)
North America....................................  $ 3,330   $ 2,965   $ 3,302
Latin America....................................    8,200    10,588     8,703
Europe...........................................    9,290     9,715     9,713
Middle East-Africa...............................    3,310     1,473     1,404
Asia-Pacific.....................................   16,730    17,598    19,156
                                                   -------   -------   -------
Total export sales...............................  $40,860   $42,339   $42,278
                                                   =======   =======   =======

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(20) QUARTERLY DATA (UNAUDITED)

                                                                           1996
                                                        ------------------------------------------
                                                          1ST        2ND        3RD         4TH
                                                        QUARTER    QUARTER    QUARTER     QUARTER
                                                        --------   --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $27,088    $33,276    $37,856    $ 43,350
Operating income (loss)...............................    2,561      1,854      2,644     (29,965)
Income (loss) before income taxes.....................    3,187      1,603      2,569     (30,014)
Net income (loss).....................................    2,479        542     10,881     (25,184)
Pro forma net income (loss) per share:
  Basic...............................................  $  0.17    $  0.08    $  0.13    $  (1.73)
                                                        =======    =======    =======    ========
  Diluted.............................................  $  0.15    $  0.08    $  0.12    $  (1.73)
                                                        =======    =======    =======    ========

                                                                           1997
                                                        ------------------------------------------
                                                          1ST        2ND        3RD         4TH
                                                        QUARTER    QUARTER    QUARTER     QUARTER
                                                        --------   --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $34,370    $37,300    $40,493    $ 43,085
Operating income......................................    1,111      2,609     10,437          60
Income before income taxes............................      770      2,006      9,911         123
Net income............................................      390      1,129      5,583         473
Net income per share:
  Basic...............................................  $  0.03    $  0.08    $  0.38    $   0.03
                                                        =======    =======    =======    ========
  Diluted.............................................  $  0.02    $  0.07    $  0.32    $   0.03
                                                        =======    =======    =======    ========

See note 9 with respect to the special charge recorded by the Company in December 1996 and note 3 with respect to the additional allowance for doubtful accounts recorded by the Company in December 1997 as a result of the economic downturn in the Asia-Pacific region.

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with SFAS No. 107 "Disclosure about Fair Value of Financial Instruments".

                                                            1996                         1997
                                                  -------------------------   --------------------------
                                                  CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                                   AMOUNT        VALUE         AMOUNT         VALUE
                                                  --------   --------------   --------   ---------------
                                                                      (IN THOUSANDS)
Assets:
  Notes receivable -- long term.................  $   602       $   602       $    --        $    --
  Notes receivable from shareholder.............    3,500         3,500         2,800          2,800
Liabilities:
  Note payable..................................   10,445        10,445            --             --
  Convertible subordinated debt.................   50,000        52,560        50,000         41,196
Off balance sheet -- letters of credit..........       69            76            67             77

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts and notes receivable, the note payable as of December 31, 1997 and accounts payable approximated fair value as of December 31, 1996 and 1997 because of the relatively short duration of these instruments.

     Notes receivable from shareholder -- the carrying value of the note receivable approximated the fair value as the receivable is treated as a deemed dividend.

     Convertible subordinated debt -- the fair value at December 31, 1996 and 1997 is based on the fair market value of the Class A Common Stock assuming conversion into 2,841,099 shares.

     Letters of credit -- the fair value of letters of credit was estimated based on fees currently charged for similar agreements or the estimated cost to terminate or settle the obligations.

     Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of unconsolidated affiliates. No such guarantees were outstanding at December 31, 1996 or 1997.

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

             Report of Independent Auditors.

             Consolidated Statements of Operations -- Years Ended December 31, 1995, 1996, and 1997.

             Consolidated Balance Sheets as of December 31, 1996 and 1997.

             Consolidated Statements of Shareholders' Equity (Deficit) -- Years Ended December 31, 1995, 1996 and 1997.

             Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1996 and 1997.

             Notes to Consolidated Financial Statements.

     (a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

             Schedule II -- Valuation and Qualifying Accounts

     (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:

          EXHIBIT
          NUMBER                            EXHIBIT DESCRIPTION
          -------                           -------------------
             3.1   --   Restated Certificate of Incorporation of the Company.*
             3.2   --   Amended and Restated Bylaws of the Company.*
             4.1   --   Form of Class A and Class B Common Stock certificates.*
             4.2   --   LCC International, Inc. 1996 Directors Stock Option Plan.*
             4.3   --   LCC International, Inc. 1996 Employee Stock Option Plan.*
             4.4   --   LCC International, Inc. 1996 Employee Stock Purchase Plan.*
             4.5   --   Amendment No. 1 to LCC International, Inc. Employee Stock
                        Purchase Plan**
            10.1   --   [Intentionally omitted]
            10.2   --   [Intentionally omitted]
            10.3   --   [Intentionally omitted]
            10.4   --   [Intentionally omitted]
            10.5   --   1994 LCC, L.L.C. Incentive Compensation Plan.*
            10.6   --   [Intentionally omitted]
            10.7   --   [Intentionally omitted]
            10.8   --   Subordinated Note due 2000 by Telcom Ventures, L.L.C.
                        payable to MCI Telecommunications Corporation dated June 28,
                        1994.*
            10.9   --   Subordinated Note due 2000 by LCC, L.L.C. payable to MCI
                        Telecommunications Corporation dated June 28, 1994.*
          +10.10   --   Agreement dated November 15, 1994 by and between LCC, L.L.C.
                        and Pacific Bell Mobile Services.*

          EXHIBIT
          NUMBER                            EXHIBIT DESCRIPTION
          -------                           -------------------
          ++10.11  --   Amended and Restated Service Agreement, dated as of October
                        1, 1996, by and between TSI, a division of LCC
                        International, Inc., and Nextel Communications, Inc.****
          ++10.12  --   Amended and Restated Software License Agreement, dated as of
                        October 1, 1996 by and between LCC, a division of LCC
                        International, Inc., and Nextel Communications, Inc.****
           10.13   --   Amended and Restated Shareholders' Rights Agreement dated
                        February , 1996 between NextWave Telecom Inc. and LCC,
                        L.L.C.*
           10.14   --   Letter Agreement dated March   , 1996 between NextWave
                        Telecom, Inc. and LCC, L.L.C.*
          +10.15   --   Letter Agreement dated March 12, 1996 between NextWave
                        Telecom, Inc. and LCC, L.L.C.*
           10.16   --   Subscription Agreement dated March , 1996 between NextWave
                        Telecom, Inc. and LCC, L.L.C.*
           10.17   --   [Intentionally omitted]
           10.18   --   Convertible Loan and Investment Agreement dated March 20,
                        1996 by and between LCC, L.L.C. and DCR Communications,
                        Inc.*
          +10.19   --   Letter Agreement dated March 20, 1996 by and between LCC,
                        L.L.C. and DCR Communications, Inc.*
           10.20   --   Agreement dated May 17, 1996, between LCC, L.L.C. and
                        West*Park Associates Limited Partnership for office space at
                        7925 Jones Branch Drive, McLean, Virginia, 22102.*
           10.21   --   Agreement dated May 17, 1996, between LCC, L.L.C. and
                        West*Park Associates Limited Partnership for office space at
                        7927 Jones Branch Drive, McLean, Virginia, 22102.*
           10.22   --   Letter Agreement dated May 31, 1996 between LCC
                        International, Inc. and Arno Penzias.*
           10.23   --   [Intentionally omitted]
           10.24   --   Security Agreement dated June 14, 1996 among LCC, L.L.C.,
                        LCC Design Services, L.L.C. and LCC Development Company,
                        L.L.C., in favor of The Chase Manhattan Bank (National
                        Association).*
           10.25   --   Intellectual Property Security Agreement dated June 14, 1996 by LCC, L.L.C. in favor of The Chase Manhattan Bank
                        (National Association).*
           10.26   --   Pledge Agreement dated June 14, 1996 among LCC, L.L.C., LCC
                        Design Services, L.L.C. and LCC Development Company, L.L.C.,
                        in favor of The Chase Manhattan Bank (National
                        Association).*
           10.27   --   Intercompany Agreement dated as of August 27, 1996 among
                        Telcom Ventures, L.L.C., LCC, L.L.C., LCC International,
                        Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera
                        Singh, certain trusts for the benefit of members of the
                        Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC
                        Investors II, L.P., Carlyle-LCC Investors III, L.P.,
                        Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group,
                        L.L.C.*
           10.28   --   Registration Rights Agreement dated July 25, 1996 among LCC
                        International, Inc., RF Investors, L.L.C. and MCI
                        Telecommunications Corporation.*

          EXHIBIT
          NUMBER                            EXHIBIT DESCRIPTION
          -------                           -------------------
           10.29   --   Form of Indemnity Agreement between LCC International, Inc.
                        and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark
                        D. Ein, Arno A. Penzias, J. Michael Bonin, Kathryn M.
                        Condello, Peter A. Deliso, Richard Hozik, Frank F.
                        Navarrete, Donald R. Rose, Gerard L. Vincent and Louis R.
                        Olsen.*
           10.30   --   Overhead and Administrative Services Agreement dated August
                        27, 1996 between LCC International, Inc. and Telcom
                        Ventures, L.L.C.*
           10.31   --   Agreement of Merger dated September 15, 1996 between LCC,
                        L.L.C. and LCC International, Inc.*
           10.32   --   Form of LCC International, Inc. Directors Stock Option Plan
                        stock option agreement for directors who will receive Class
                        B Common Stock.*
           10.33   --   Amended and Restated Securityholders Agreement dated July
                        25, 1996 among Telcom Ventures, L.L.C., LCC, Incorporated,
                        TC Group, L.L.C., LCC, L.L.C. and MCI Telecommunications
                        Corporation.*
           10.34   --   Amendment to Subordinated Note due 2000 by Telcom Ventures,
                        L.L.C. payable to MCI Telecommunications Corporation dated
                        July 25, 1996.*
           10.35   --   Amendment to Subordinated Note due 2000 by LCC, L.L.C.
                        payable to MCI
           10.36   --   Telecommunications Corporation dated July 25, 1996.* Form of
                        Promissory Note by Telcom Ventures, L.L.C. to LCC
                        International, Inc.*
           10.37   --   Form of Stock Option Agreement between LCC International,
                        Inc. and the Carlyle Option Designees.*
           10.38   --   Form of LCC International, Inc. 1996 Employee Stock Option
                        Plan incentive stock option agreement.*
           10.39   --   Form of LCC International, Inc. 1996 Employee Stock Option
                        Plan non-incentive stock option agreement.*
           10.40   --   Form of LCC International, Inc. 1996 Employee Stock Option
                        Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994
                        Phantom Membership Plan or the LCC, L.L.C. 1996 Employee
                        Option Plan).*
           10.41   --   Form of LCC International, Inc. Directors Stock Option Plan
                        stock option agreement for directors who will receive Class
                        A Common Stock (other than Mark D. Ein).*
           10.42   --   Form of LCC International, Inc. Directors Stock Option Plan
                        stock option agreement for Mark D. Ein.*
           10.43   --   Form of Phantom Membership Plan Exchange Agreement.*
           10.44   --   Revolving Credit Note dated June 14, 1996 by LCC, L.L.C. to
                        The Chase Manhattan Bank (National Association) in the
                        amount of $12,500,000.*
           10.45   --   Term Note dated June 14, 1996 by LCC, L.L.C. to The Chase
                        Manhattan Bank (National Association) in the amount of
                        $7,500,000.*
           10.46   --   Letter Agreement dated August 22, 1996 between LCC
                        International, Inc. and Arno Penzias.*
           10.47   --   [Intentionally omitted]
           10.48   --   Form of Notice of Assignment of Subordinated Note Due 2000
                        from Telcom Ventures, L.L.C. and LCC International, Inc. to
                        MCI Telecommunications Corporation.*

          EXHIBIT
          NUMBER                            EXHIBIT DESCRIPTION
          -------                           -------------------
           10.49   --   Form of Second Amendment to Subordinated Note Due 2000 by
                        Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
           10.50   --   Form of Third Amendment to Subordinated Note Due 2000 by
                        Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
           10.51   --   Amendment to Amended and Restated Securityholders Agreement
                        dated September 19, 1996 among Telcom Ventures, L.L.C., LCC,
                        Incorporated, TC Group, L.L.C., LCC, L.L.C. and MCI
                        Telecommunications Corporation.*
           10.52   --   Series D Convertible Debenture Due March 27, 2001 by DCR
                        Communications, Inc. dated March 27, 1996.*
           10.53   --   Series D Convertible Debenture Due May 10, 2001 by DCR
                        Communications, Inc. dated May 10, 1996.*
           10.54   --   Form of Amended and Restated Credit Agreement dated as
                        September   , 1996 among LCC International, Inc., LCC Design
                        Services, L.L.C., LCC Development Company, L.L.C., The
                        Lenders Signatory hereto and The Chase Manhattan Bank as
                        Administrative Agent.*
           10.55   --   Form of $20 Million Revolving Credit Note of LCC,
                        International, Inc. to The Chase Manhattan Bank dated
                        September   , 1996.*
           10.56   --   Form of Subordination and Intercreditor Agreement dated as
                        of September   , 1996 by and among The Chase Manhattan Bank,
                        as administrative agent, MCI Telecommunications Corporation and LCC International, Inc.*
           10.57   --   Asset Purchase Agreement, dated as of December 30, 1996,
                        between European Technology Partner AS and LCC International
                        AS***
           10.58   --   First Amendment Agreement, dated as of December 30, 1996,
                        among LCC International, Inc., LCC Design Services, L.L.C.,
                        LCC Development Company, L.L.C., The Lenders Signatory
                        Thereto and The Chase Manhattan Bank as Administrative
                        Agent.****
           10.59   --   Second Amendment to Subordinated Note Due 2000 and Amendment
                        to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                        and among the Company, MCI and RF Investors as the
                        Registration Rights Agreement amendment.*****
           10.60   --   Fourth Amendment to Subordinated Note Due 2000 and Amendment
                        to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                        and among the Company, MCI and RF Investors as the
                        Registration Rights Agreement amendment.*****
           10.61   --   Employment Agreement dated as of January 15, 1998 by and
                        between the Company and Geoffrey Carroll.******
           10.62   --   Form of LCC International, Inc. 1996 Employee Stock Option
                        Plan Non-Incentive Stock Option Agreement for Geoffrey
                        Carroll.******
           10.63   --   Second Amended and Restated Credit Agreement dated as of
                        December 15, 1997 among LCC International, Inc., LCC Europe
                        AS, LCC Design Services, L.L.C., LCC Development Company,
                        L.L.C., Microcell Management, Inc., The Lenders Signatory
                        Thereto and The Chase Manhattan Bank as Administrative
                        Agent.

          EXHIBIT
          NUMBER                            EXHIBIT DESCRIPTION
          -------                           -------------------
              11   --   Calculation of Pro Forma Net Income (Loss) Per Share.
              21   --   Subsidiaries of the Company.
            23.1   --   Consent of KPMG Peat Marwick LLP.
              27   --   Financial Data Schedule.

---------------
      * Incorporated by reference to the Exhibits on the Company's Registration Statement on Form S-1 (Registration No. 333-6067)

     ** Incorporated by reference to the Exhibits to the Company's Registration
        Statement on Form S-8 (File No. 333-17803) which was filed with the Securities and Exchange Commission on December 13, 1996.

   *** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 14, 1997.

  **** Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

 ***** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 27, 1997.

****** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 21, 1998.

      + Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      ++ Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      ++ (b) Financial Statement Schedules.
             Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (b) None.

   (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

   (d) None.

                               GLOSSARY OF TERMS

     "A-block auction " -- An auction held by the FCC to award 30 MHz PCS licenses for 51 MTAs. The A-block auction, held in conjunction with the B-block auction, was concluded in March 1995, and licenses were awarded on June 23, 1995.

     "alphanumeric " -- A message or other type of readout containing both letters ("alphas") and numbers ("numerics"). In cellular, "alphanumeric memory dial" is a special type of dial-from-memory option that displays both the name of the individual and that individual's phone number on the cellular phone handset. The name also can be recalled by using the letters on the phone keypad. By contrast, standard memory dial recalls numbers from number-only locations.

     "AMPS " -- Advanced Mobile Phone Service. The United States analog cellular standard.

     "analog " -- A method of storing, processing and transmitting information through the continuous variation of a signal.

     "antenna " -- A device for transmitting and/or receiving signals.

     "B-block auction " -- An auction held by the FCC to award 30 MHz PCS licenses for 51 MTAs. The B-block auction, held in conjunction with the A-block auction, was concluded in March 1995, and licenses were awarded on June 23, 1995.

     "base station " -- A central radio transmitter/receiver that maintains communications with the mobile phone within a specified range.

     "Broadband PCS " -- High frequency, next generation wireless services.

     "BTA " -- Basic Trading Area. A service area designed by Rand McNally and adopted by the FCC to promote the rapid deployment and ubiquitous coverage of PCS and providers. There are 493 BTAs in the United States.

     "C-block auction " -- An auction held by the FCC to award 30 MHz PCS licenses for 493 BTAs to entrepreneurial businesses having gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million. Bidding credits and installment payment options were granted to small businesses having average gross revenues for the preceding three years of less than $40 million. The C-block auction was concluded in May 1996. Licenses were awarded in late 1996 and early 1997.

     "CDMA " -- Code Division Multiple Access. A digital wireless transmission technology for use in wireless telephone communications. CDMA is a spread spectrum technology in which calls are assigned a pseudo random code to encode digital bit streams. The coded signals are then transmitted over the air on a frequency between the end user and a cell site, where they are processed by a base station. CDMA allows more than one wireless user to simultaneously occupy a single RF band.

     "cell " -- The basic geographic area covered by a single transmitter/receiver in a wireless phone system.

     "cellular network " -- A telephone system based on a grid of "cells" deployed primarily at 800 and 900 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment.

     "cell-splitting " -- Adding a cell to overlap coverage of an existing site, which adds capacity to the area served by that existing site.

     "channel " -- A single path, either RF or voice, for transmitting electrical signals.

     "D-block auction " -- An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The D-block auction, held in conjunction with the E-block and F-block auctions, was concluded on January 14, 1997.

     "DCS " -- Digital Communications Service. A GSM-based system in the 1800/1900 band.

     "digital " -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

     "digital protocols " -- Methodologies that serve to manage the communication for digital signal transmission. CDMA and TDMA are examples of high level digital protocols.

     "E-block auction " -- An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The E-block auction, held in conjunction with the D-block and F-block auctions, was concluded on January 14, 1997.

     "ESMR " -- Enhanced Specialized Mobile Radio is a radio communications system that employs digital technology with a multi-site configuration that permits frequency reuse but used in the SMR frequencies, offering enhanced dispatch services to traditional analog SMR users.

     "ETACS " -- Enhanced Total Access Cellular System. The European analog cellular standard.

     "F-block auction " -- An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The F-block auction, held in conjunction with the D-block and E-block auctions, was concluded on January 14, 1997.

     "FCC " -- Federal Communications Commission. The government agency responsible for regulating telecommunications in the United States.

     "frequency " -- The number of cycles per second, measured in hertz, of a periodic oscillation or wave in radio propagation.

     "Global Positioning System " -- A satellite-based network provided by the U.S. government which allows the user thereof to pinpoint precisely his or her location at any place in the world.

     "GSM " -- Global System for Mobile Communications. A distributed open networking architecture standard for digital wireless systems world-wide. GSM is a TDMA technology which assigns calls into multiple time slots.

     "hand-off " -- The act of transferring communication with a mobile unit from one base station to another. A hand-off transfers a call from the current base station to the new base station.

     "hertz " -- A measurement of electromagnetic energy, equivalent to one "wave" or cycle per second.

     "iDEN " -- Integrated Dispatch Enhanced Network. iDEN is a technology and a network solution for providing communications services in the SMR spectrum.

     "INFLEXION " -- A technology for providing voice narrowband PCS developed by Motorola.

     "infrastructure equipment " -- Fixed infrastructure equipment consisting of base stations, base station controllers, antennas, switches, management information systems and other equipment making up the backbone of the wireless communication system that receives, transmits and processes signals from and to subscriber equipment and/or between wireless systems and the public switched telephone network.

     "IS-54 " -- The first U.S. Digital Cellular Standard, based on TDMA and adopted by the CTIA in 1990.

     "IS-136 " -- North American Interim Standard-digital TDMA system specification.

     "KHz " -- Kilohertz (one thousand hertz).

     "LMDS " -- Local Multipoint Distribution System. A fixed broadband point-to-multipoint system. Initially designed as an alternative multichannel video programming service, LMDS has emerged as an alternative for offering local exchange service, wireless telephony, data, internet access, video and other broadband services.

     "MHz " -- Megahertz (millions of hertz).

     "microcells " -- Cell sites with small coverage radius. Antenna heights are generally low, being 40 feet in height or less and typically have a service area of 1/4 to 2 miles.

     "microcell site " -- comprised of a microcell base station and electrical and transmission termination equipment. This equipment provides the radio interface between the PCS network and the customer's handset, and differs from the mini base station in its reduced physical dimensions and included integrated antennas. These units are the size of a medium-sized suitcase, allowing mounting on walls and poles.

     "MTA " -- Major Trading Area. A PCS area designed by Rand McNally and adopted by the FCC. There are 51 MTAs in the United States.

     "MTSO " -- Mobile Telephone Switching Office. The central computer that connects a wireless phone call to the public switching telephone network (PSTN). The MTSO controls the entire system's operations, including monitoring calls, billing and handoffs.

     "Narrowband PCS " -- Identifier given by the FCC for PCS spectrum in the 900 MHz frequency range. 50/50 KHz (paired), 50/12.5 KHz (paired) and 50 KHz (unpaired) were recently auctioned by the FCC and purchased by companies such as PageNet, Inc., Mtel, and AT&T Corporation. Narrowband PCS is expected to provide advanced data and voice communications for devices traditionally known as radio pagers, including acknowledgment and two-way paging capability.

     "network equipment " -- The fixed infrastructure consisting of base stations, base station controllers, mobile switching centers and related information processing control points that manages communications between the mobile unit and the public switched telephone network.

     "PCS " -- Personal Communications Services. FCC terminology describing intelligent, digital wireless, personal two-way communications systems at the 1900 MHz band.

     "PCS 1900 " -- 1900 MHz GSM-based digital cellular radio technology.

     "Public Switched Telephony Network " -- The wireline telephone network.

     "REFLEX(TM) " -- Two way narrowband PCS protocol developed by Motorola.

     "RF " -- Radio frequency. Frequencies of the electromagnetic spectrum that are associated with radio wave propagation.

     "SMR " -- Specialized Mobile Radio, referring to systems that serve non-public special mobile communication markets (for example, taxi cabs). Recent FCC rulings have permitted these operators to offer cellular-like services to the public.

     "switch " -- A central facility capable of routing calls from one point to another. Usually a point of connection to the PSTN.

     "TDMA " -- Time Division Multiple Access. A digital wireless transmission technology that converts analog voice signals into digital data and puts more than one voice channel on a single RF channel by separating the users in time.

     "UNIX " -- A multiuser, multitasking operating system.

     "uplink " -- The radio path from a handset or mobile user to the cell site.

     "wireless " -- A radio-based system allowing transmission of telephone and/or data signals through the air without a physical connection, such as a metal wire or fiber optic cable.

     "wireless local loop " -- A system that eliminates the need for a wire loop connecting users to the public switched telephone network, which is used in conventional wired telephone systems, by transmitting voice messages over radio waves for the "last mile" connection between the location of the customer's telephone and a base station connected to the network equipment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized as of the      th day
of March, 1998.

                                          LLC INTERNATIONAL, INC.

                                          By:       /s/ RICHARD HOZIK
                                            ------------------------------------
                                                       Richard Hozik
                                              Senior Vice President, Treasurer
                                                and Chief Financial Officer

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

                    SIGNATURES                                   TITLE                    DATE
                    ----------                                   -----                    ----

              /s/ GEOFFREY S. CARROLL                 President and Chief            March 30, 1998
---------------------------------------------------     Executive Officer
                Geoffrey S. Carroll                     (Principal Executive
                                                        Officer) and Director

                 /s/ RICHARD HOZIK                    Senior Vice President,         March 30, 1998
---------------------------------------------------     Treasurer and Chief
                   Richard Hozik                        Financial Officer
                                                        (Principal Financial
                                                        Officer)

                /s/ RAJENDRA SINGH                    Chairperson of the Board of    March 30, 1998
---------------------------------------------------     Directors
                  Rajendra Singh

                  /s/ NEERA SINGH                     Director                       March 30, 1998
---------------------------------------------------
                    Neera Singh

                  /s/ MARK D. EIN                     Director                       March 30, 1998
---------------------------------------------------
                    Mark D. Ein

                /s/ ARNO A. PENZIAS                   Director                       March 30, 1998
---------------------------------------------------
                  Arno A. Penzias

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                           COLUMN C
                                                              -----------------------------------
               COLUMN A                      COLUMN B                      ADDITIONS                  COLUMN D        COLUMN E
--------------------------------------  -------------------   -----------------------------------   -------------   -------------
                                            BALANCE AT            CHARGED TO         CHARGES TO                      BALANCE AT
             DESCRIPTION                BEGINNING OF PERIOD   COSTS AND EXPENSES   OTHER ACCOUNTS   DEDUCTIONS(1)   END OF PERIOD
--------------------------------------  -------------------   ------------------   --------------   -------------   -------------
Year ended December 31, 1995
  Allowance for doubtful accounts.....        $ 2,796              $   622              $--            $  287          $ 3,131
Year ended December 31, 1996
  Allowance for doubtful accounts.....          3,131               15,942               --             1,131           17,942
Year ended December 31, 1997
  Allowance for doubtful accounts.....         17,942                4,115               --             6,631           15,426

---------------

(1) Deduction for write-off of receivables to allowance account.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                               EXHIBIT DESCRIPTION
-----------                            -------------------
    3.1        --  Restated Certificate of Incorporation of the Company.*
    3.2        --  Amended and Restated Bylaws of the Company.*
    4.1        --  Form of Class A and Class B Common Stock certificates.*
    4.2        --  LCC International, Inc. 1996 Directors Stock Option Plan.*
    4.3        --  LCC International, Inc. 1996 Employee Stock Option Plan.*
    4.4        --  LCC International, Inc. 1996 Employee Stock Purchase Plan.*
    4.5        --  Amendment No. 1 to LCC International, Inc. Employee Stock
                   Purchase Plan.**
   10.1        --  [Intentionally omitted]
   10.2        --  [Intentionally omitted]
   10.3        --  [Intentionally omitted]
   10.4        --  [Intentionally omitted]
   10.5        --  1994 LCC, L.L.C. Incentive Compensation Plan.*
   10.6        --  [Intentionally Omitted]
   10.7        --  [Intentionally Omitted]
   10.8        --  Subordinated Note due 2000 by Telcom Ventures, L.L.C.
                   payable to MCI Telecommunications Corporation dated June 28,
                   1994.*
   10.9        --  Subordinated Note due 2000 by LCC, L.L.C. payable to MCI
                   Telecommunications Corporation dated June 28, 1994.*
  +10.10       --  Agreement dated November 15, 1994 by and between LCC, L.L.C.
                   and Pacific Bell Mobile Services.*
 ++10.11       --  Amended and Restated Services Agreement, dated as of October
                   1, 1996, by and between TSI, a division of LCC
                   International, Inc., and Nextel Communications, Inc.****
 ++10.12       --  Amended and Restated Software License Agreement, dated as of
                   October 1, 1996 by and between LCC, a division of LCC
                   International, Inc., and Nextel Communications, Inc.****
   10.13       --  Amended and Restated Shareholders' Rights Agreement dated
                   February , 1996 between NextWave Telecom Inc. and LCC,
                   L.L.C.*
   10.14       --  Letter Agreement dated March , 1996 between NextWave
                   Telecom, Inc. and LCC, L.L.C.*
  +10.15       --  Letter Agreement dated March 12, 1996 between NextWave
                   Telecom, Inc. and LCC, L.L.C.*
   10.16       --  Subscription Agreement dated March , 1996 between NextWave
                   Telecom, Inc. and LCC, L.L.C.*
   10.17       --  [Intentionally omitted]
   10.18       --  Convertible Loan and Investment Agreement dated March 20,
                   1996 by and between LCC, L.L.C. and DCR Communications,
                   Inc.*
  +10.19       --  Letter Agreement dated March 20, 1996 by and between LCC,
                   L.L.C. and DCR Communications, Inc.*
   10.20       --  Agreement dated May 17, 1996, between LCC, L.L.C. and
                   West*Park Associates Limited Partnership for office space at
                   7925 Jones Branch Drive, McLean, Virginia, 22102.*
   10.21       --  Agreement dated May 17, 1996, between LCC, L.L.C. and
                   West*Park Associates Limited Partnership for office space at
                   7927 Jones Branch Drive, McLean, Virginia, 22102.*
   10.22       --  Letter Agreement dated May 31, 1996 between LCC
                   International, Inc. and Arno Penzias.*
   10.23       --  [Intentionally omitted]
   10.24       --  Security Agreement dated June 14, 1996 among LCC, L.L.C.,
                   LCC Design Services, L.L.C. and LCC Development Company,
                   L.L.C., in favor of The Chase Manhattan Bank (National
                   Association).*

  EXHIBIT
  NUMBER                               EXHIBIT DESCRIPTION
-----------                            -------------------
   10.25       --  Intellectual Property Security Agreement dated June 14, 1996 by LCC, L.L.C. in favor of The Chase Manhattan Bank
                   (National Association).*
   10.26       --  Pledge Agreement dated June 14, 1996 among LCC, L.L.C., LCC
                   Design Services, L.L.C. and LCC Development Company, L.L.C.,
                   in favor of The Chase Manhattan Bank (National
                   Association).*
   10.27       --  Intercompany Agreement dated as of August 27, 1996 among
                   Telcom Ventures, L.L.C., LCC, L.L.C., LCC International,
                   Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera
                   Singh, certain trusts for the benefit of members of the
                   Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC
                   Investors II, L.P., Carlyle-LCC Investors III, L.P.,
                   Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group,
                   L.L.C.*
   10.28       --  Registration Rights Agreement dated July 25, 1996 among LCC
                   International, Inc., RF Investors, L.L.C. and MCI
                   Telecommunications Corporation.*
   10.29       --  Form of Indemnity Agreement between LCC International, Inc.
                   and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark
                   D. Ein, Arno A. Penzias, J. Michael Bonin, Kathryn M.
                   Condello, Peter A. Deliso, Richard Hozik, Frank F.
                   Navarrete, Donald R. Rose, Gerard L. Vincent and Louis R.
                   Olsen.*
   10.30       --  Overhead and Administrative Services Agreement dated August
                   27, 1996 between LCC International, Inc. and Telcom
                   Ventures, L.L.C.*
   10.31       --  Agreement of Merger dated September 15, 1996 between LCC,
                   L.L.C. and LCC International, Inc.*
   10.32       --  Form of LCC International, Inc. Directors Stock Option Plan
                   stock option agreement for directors who will receive Class
                   B Common Stock.*
   10.33       --  Amended and Restated Securityholders Agreement dated July
                   25, 1996 among Telcom Ventures, L.L.C., LCC, Incorporated,
                   TC Group, L.L.C., LCC, L.L.C. and MCI Telecommunications
                   Corporation.*
   10.34       --  Amendment to Subordinated Note due 2000 by Telcom Ventures,
                   L.L.C. payable to MCI Telecommunications Corporation dated
                   July 25, 1996.*
   10.35       --  Amendment to Subordinated Note due 2000 by LCC, L.L.C.
                   payable to MCI Telecommunications Corporation dated July 25,
                   1996.*
   10.36       --  Form of Promissory Note by Telcom Ventures, L.L.C. to LCC
                   International, Inc.*
   10.37       --  Form of Stock Option Agreement between LCC International,
                   Inc. and the Carlyle Option Designees.*
   10.38       --  Form of LCC International, Inc. 1996 Employee Stock Option
                   Plan incentive stock option agreement.*
   10.39       --  Form of LCC International, Inc. 1996 Employee Stock Option
                   Plan non-incentive stock option agreement.*
   10.40       --  Form of LCC International, Inc. 1996 Employee Stock Option
                   Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994
                   Phantom Membership Plan or the LCC, L.L.C. 1996 Employee
                   Option Plan).*
   10.41       --  Form of LCC International, Inc. Directors Stock Option Plan
                   stock option agreement for directors who will receive Class
                   A Common Stock (other than Mark D. Ein).*
   10.42       --  Form of LCC International, Inc. Directors Stock Option Plan
                   stock option agreement for Mark D. Ein.*
   10.43       --  Form of Phantom Membership Plan Exchange Agreement.*
   10.44       --  Revolving Credit Note dated June 14, 1996 by LCC, L.L.C. to
                   The Chase Manhattan Bank (National Association) in the
                   amount of $12,500,000.*
   10.45       --  Term Note dated June 14, 1996 by LCC, L.L.C. to The Chase
                   Manhattan Bank (National Association) in the amount of
                   $7,500,000.*
   10.46       --  Letter Agreement dated August 22, 1996 between LCC
                   International, Inc. and Arno Penzias.*
   10.47       --  [Intentionally omitted]
   10.48       --  Form of Notice of Assignment of Subordinated Note Due 2000
                   from Telcom Ventures, L.L.C. and LCC International, Inc. to
                   MCI Telecommunications Corporation.*

  EXHIBIT
  NUMBER                               EXHIBIT DESCRIPTION
-----------                            -------------------
   10.49       --  Form of Second Amendment to Subordinated Note Due 2000 by
                   Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
   10.50       --  Form of Third Amendment to Subordinated Note Due 2000 by
                   Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
   10.51       --  Amendment to Amended and Restated Securityholders Agreement
                   dated September 19, 1996 among Telcom Ventures, L.L.C., LCC,
                   Incorporated, TC Group, L.L.C., LCC, L.L.C. and MCI
                   Telecommunications Corporation.*
   10.52       --  Series D Convertible Debenture Due March 27, 2001 by DCR
                   Communications, Inc. dated March 27, 1996.*
   10.53       --  Series D Convertible Debenture Due May 10, 2001 by DCR
                   Communications, Inc. dated May 10, 1996.*
   10.54       --  Form of Amended and Restated Credit Agreement dated as
                   September   , 1996 among LCC International, Inc., LCC Design
                   Services, L.L.C., LCC Development Company, L.L.C., The
                   Lenders Signatory hereto and The Chase Manhattan Bank as
                   Administrative Agent.*
   10.55       --  Form of $20 Million Revolving Credit Note of LCC,
                   International, Inc. to The Chase Manhattan Bank dated
                   September   , 1996.*
   10.56       --  Form of Subordination and Intercreditor Agreement dated as
                   of September   , 1996 by and among The Chase Manhattan Bank,
                   as administrative agent, MCI Telecommunications Corporation and LCC International, Inc.*
   10.57       --  Asset Purchase Agreement, dated as of December 30, 1996, between European Technology Partner AS and LCC International
                   AS.***
   10.58       --  First Amendment Agreement, dated as of December 30, 1996, among LCC International, Inc., LCC Design Services, L.L.C.,
                   LCC Development Company L.L.C., The Lenders Signatory
                   Thereto and The Chase Manhattan Bank as Administrative
                   Agent.****
   10.59       --  Second Amendment to Subordinated Note Due 2000 and Amendment
                   to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                   and among the Company, MCI and RF Investors as the
                   Registration Rights Agreement amendment.*****
   10.60       --  Fourth Amendment to Subordinated Note Due 2000 and Amendment
                   to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                   and among the Company, MCI and RF Investors as the
                   Registration Rights Agreement amendment.*****
   10.61       --  Employment Agreement dated as of January 15, 1998 by and between the Company and Geoffrey Carroll.******
   10.62       --  Form of LCC International, Inc. 1996 Employee Stock Option
                   Plan Non-Incentive Stock Option Agreement for Geoffrey
                   Carroll.******
   10.63       --  Second Amended and Restated Credit Agreement dated as of
                   December 15, 1997 among LCC International, Inc., LCC Europe
                   AS, LCC Design Services, L.L.C., LCC Development Company,
                   L.L.C., Microcell Management, Inc., The Lenders Signatory
                   Thereto and The Chase Manhattan Bank as Administrative
                   Agent.
   11          --  Calculation of Pro Forma Net Income (Loss) Per Share.
   21          --  Subsidiaries of the Company.
   23.1        --  Consent of KPMG Peat Marwick LLP.
   27          --  Financial Data Schedule.

---------------

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

  **** Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

 ***** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 27, 1997.

****** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 21, 1998.

      + Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      ++ Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.