Form 10-Q
period 1998-03-31
LCC INTERNATIONAL INC
filed 1998-05-15
CIK 1016229

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1998
                                   OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM                TO                .

                        COMMISSION FILE NUMBER: 0-21213
                            ------------------------

                            LCC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               54-1807038
       (State of Incorporation)          (IRS Employer Identification Number)
          7925 JONES BRANCH DRIVE, MCLEAN, VA               22102
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

As of May 11, 1998, the registrant had outstanding 7,096,542 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

================================================================================

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
          Condensed consolidated statements of operations for the
            three months ended March 31, 1997 and 1998................     2
          Condensed consolidated balance sheets as of December 31,
            1997 and March 31, 1998...................................     3
          Condensed consolidated statements of cash flows for the
            three months ended March 31, 1997 and 1998................     4
          Notes to condensed consolidated financial statements........     5
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     7
PART II:  OTHER INFORMATION...........................................    13
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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
REVENUES:
  Service...................................................  $20,224    $22,506
  Product...................................................   14,146     10,469
  Asset management..........................................       --        127
                                                              -------    -------
                                                               34,370     33,102
                                                              -------    -------
COST OF REVENUES:
  Service...................................................   13,802     15,615
  Product...................................................    7,856      5,786
                                                              -------    -------
                                                               21,658     21,401
                                                              -------    -------
GROSS PROFIT................................................   12,712     11,701
                                                              -------    -------
OPERATING EXPENSES:
  Sales and marketing.......................................    2,207      1,998
  General and administrative................................    5,393      5,553
  Research and development..................................    2,121      1,929
  Non-cash compensation.....................................      158        125
  Depreciation and amortization.............................    1,722      1,047
                                                              -------    -------
                                                               11,601     10,652
                                                              -------    -------
OPERATING INCOME............................................    1,111      1,049
                                                              -------    -------
OTHER INCOME (EXPENSE):
  Interest income...........................................      140        271
  Interest expense..........................................     (876)      (615)
  Other income (expense)....................................      395       (196)
                                                              -------    -------
                                                                 (341)      (540)
                                                              -------    -------
INCOME BEFORE INCOME TAXES..................................      770        509
PROVISION FOR INCOME TAXES..................................      380        210
                                                              -------    -------
NET INCOME..................................................  $   390    $   299
                                                              =======    =======
NET INCOME PER SHARE:
  Basic.....................................................  $  0.03    $  0.02
                                                              =======    =======
  Diluted...................................................  $  0.02    $  0.02
                                                              =======    =======
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF
  NET INCOME PER SHARE:
  Basic.....................................................   14,527     15,283
                                                              =======    =======
  Diluted...................................................   15,718     16,030
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                         ASSETS:
Current assets:
    Cash and cash equivalents...............................    $ 15,838       $ 21,345
    Short-term investments..................................       8,619             67
    Receivables, net of allowance for doubtful accounts of
      $15,426 and $15,192 at December 31, 1997 and March 31,
      1998, respectively:
         Trade accounts receivable..........................      30,643         26,055
         Due from related parties and affiliates............       1,375          1,767
         Unbilled receivables...............................      11,695         10,426
    Inventory, net..........................................       7,400          6,979
    Deferred income taxes, net..............................       9,874          9,782
    Prepaid expenses and other current assets...............       1,315          1,370
                                                                --------       --------
         Total current assets...............................      86,759         77,791
Property and equipment, net.................................      10,531         15,533
Software development costs, net.............................       6,133          7,966
Investment in joint venture.................................       1,300            401
Deferred income taxes, net..................................       1,513          1,164
Other assets................................................       4,782          4,592
                                                                --------       --------
                                                                $111,018       $107,447
                                                                ========       ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Note payable............................................    $  1,395       $  2,366
    Accounts payable........................................       4,994          2,406
    Accrued expenses........................................       9,895          6,646
    Accrued employee compensation and benefits..............       9,038          7,030
    Obligations under incentive plans.......................       1,106          1,201
    Deferred revenue........................................       4,650          4,796
    Income taxes payable....................................       7,507          7,617
    Other current liabilities...............................       1,193          1,692
                                                                --------       --------
    Total current liabilities...............................      39,778         33,754
Convertible subordinated debt...............................      50,000         50,000
Other liabilities...........................................       1,038            604
                                                                --------       --------
    Total liabilities.......................................      90,816         84,358
                                                                --------       --------
Preferred stock:
    10,000 shares authorized; -0- shares issued and
      outstanding...........................................          --             --
Class A common stock, $.01 par value:
    70,000 shares authorized; 6,644 and 7,084 shares issued
      and outstanding at December 31, 1997 and March 31,
      1998, respectively....................................          66             71
Class B common stock, $.01 par value:
    20,000 shares authorized; 8,461 shares issued and
      outstanding at December 31, 1997 and March 31, 1998...          85             85
Paid-in capital.............................................      33,210         36,169
Retained deficit............................................      (8,847)        (8,548)
Note receivable from shareholder............................      (2,800)        (2,800)
                                                                --------       --------
    Subtotal................................................      21,714         24,977
Accumulated other comprehensive loss -- Foreign currency
  translation adjustments...................................      (1,512)        (1,888)
                                                                --------       --------
    Total shareholders' equity..............................      20,202         23,089
                                                                --------       --------
                                                                $111,018       $107,447
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Cash flows from operating activities:
     Net income.............................................  $    390   $    299
     Adjustments to reconcile net cash provided by operating
      activities:
          Depreciation and amortization.....................     1,722      1,047
          Provision for doubtful accounts...................       607        (79)
          Non-cash compensation.............................       158        125
          (Income) loss from investments in joint ventures,
           net..............................................       (89)       155
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables.......     3,269      5,840
               Accounts payable and accrued expenses........    (7,872)    (7,845)
               Inventory....................................       326        421
               Other current assets and liabilities.........     3,757      1,043
               Other non-current assets and liabilities.....      (600)        24
                                                              --------   --------
Net cash provided by operating activities...................     1,668      1,030
                                                              --------   --------
Cash flows from investing activities:
     Decrease in short term investments, net................       600      8,552
     Purchases of property and equipment....................    (1,784)    (6,297)
     Increase in capitalized software.......................    (1,041)    (1,584)
                                                              --------   --------
Net cash (used in) provided by investing activities.........    (2,225)       671
                                                              --------   --------
Cash flows from financing activities:
     Proceeds from note payable.............................        --        971
     Payments on note payable...............................   (10,445)        --
     Proceeds from issuance of common stock, net............        --        333
     Proceeds from exercise of options......................        --      2,502
                                                              --------   --------
Net cash (used in) provided by financing activities.........   (10,445)     3,806
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........   (11,002)     5,507
Cash and cash equivalents at beginning of period............    13,732     15,838
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  2,730   $ 21,345
                                                              ========   ========
Supplemental disclosures of cash flow information:
     Cash paid during the quarter for:
          Interest..........................................  $     25   $     42
          Income taxes......................................       273         46

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  DESCRIPTION OF OPERATIONS

     LCC International, Inc. (also referred to as the "Company") is a leading provider of integrated services and products relating to the design, engineering, deployment, operation and maintenance of wireless communications systems. In addition, through its Microcell Management, Inc. ("Microcell Management") subsidiary, the Company now offers wireless network operators the opportunity to finance and outsource the ownership and maintenance of transmission towers used in their networks. The services and products provided by the Company are as follows:

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

ASSET MANAGEMENT

     The Company, through Microcell Management: (i) builds multi-tenant towers to the initial committed operator's specifications and leases space thereon to such operator and other operators, (ii) purchases existing multi-tenant towers from operators and leases back space to the existing users thereof as well as to new operators, or (iii) leases space on existing towers owned or to be built by it.

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

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 3:  INVENTORIES

     Inventories consist of the following (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                           1997          1998
                                                       ------------    ---------
Field measurement and network analysis tools.........    $ 4,249        $ 2,560
Parts and accessories................................      4,190          5,431
                                                         -------        -------
                                                           8,439          7,991
Less -- reserve for obsolete and slow moving
  inventory..........................................     (1,039)        (1,012)
                                                         -------        -------
                                                         $ 7,400        $ 6,979
                                                         =======        =======

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at March 31, 1997 and 1998. Comprehensive income (loss) and other comprehensive income (loss), for the three months ended March 31, is as follows (in thousands).

                                                              1997     1998
                                                              -----    -----
Net income..................................................  $ 390    $ 299
                                                              -----    -----
Other comprehensive (loss), before tax......................   (399)    (580)
Income tax (benefit) related to items of comprehensive
  income....................................................   (168)    (204)
                                                              -----    -----
Other comprehensive (loss), net of tax......................   (231)    (376)
                                                              -----    -----
Comprehensive income (loss).................................  $ 159    $ (77)
                                                              =====    =====

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 4, 7, 9, 23, 24, and 29 of Management's Discussion and Analysis of Financial Condition and Results of Operations (beginning below). A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and program management services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 50 countries.

     The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides program management services on a time and materials or fixed price basis. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The software tools used by the Company's engineers, which are used as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which, in the U.S., often consists of an annual fee per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering design services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

     In December 1996, through the formation of a new subsidiary, Microcell Management, Inc. ("Microcell Management"), the Company entered the wireless infrastructure asset management business to acquire/develop and manage RF transmission towers. Capitalized cost related to tower development was approximately $8.0 million at March 31, 1998.

     Service revenue consists of revenues from engineering services and program management services. Product revenues consist of revenues from software tools and field measurement and analysis products. Asset management revenue consists of lease income on Company owned RF transmission towers. The Company derives a significant portion of its revenues from its international customers. Export sales were approximately 37.2% of consolidated revenues in 1997, but due to strong international wireless growth are expected to increase in 1998 to approximately 50.0% of consolidated revenues.

     Cost of revenues consists of costs associated with engineering design services and program management services as well as costs associated with the production and design of field measurement and analysis equipment, licensing of software and related maintenance costs. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company's marketing, sales and customer support plans. General and administrative expenses consist of the compensation, benefits, professional services, office and occupancy and other costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key executives adopted in 1994.

Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company's initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

     The key drivers of the Company's growth have historically been: (i) the issuances of new or additional wireless telecommunications licenses by governmental authorities to wireless operators, (ii) increases in the number of cell sites operated and the number of subscribers served by wireless network operators, (iii) the introduction of new services or technologies, (iv) the increasing complexity of the systems deployed by wireless network operators, and
(v) the expansion and optimization of existing systems by wireless network operators.

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

     Although the Company's revenues from the sales of products and services is primarily derived from the design, build-out and optimization of wireless systems, increased emphasis has been placed on products and services which assist in achieving network efficiency and cost savings. The Company's acquisition of European Technology Partner AS ("ETP") in December 1996 has facilitated the Company's development of hardware and software products and services designed to enhance system performance by providing automated data collection, analysis and optimization capabilities.

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

                                                              PERCENTAGE OF
                                                                 REVENUES
                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1997     1998
                                                              -----    -----
Revenues:
     Service................................................   58.8%    68.0%
     Product................................................   41.2     31.6
     Asset management.......................................    0.0      0.4
                                                              -----    -----
          Total revenues....................................  100.0    100.0
Cost of revenues............................................   63.0     64.7
                                                              -----    -----
Gross profit................................................   37.0     35.3
                                                              -----    -----
Operating expenses:
     Sales and marketing....................................    6.4      6.0
     General and administrative.............................   15.7     16.8
     Research and development...............................    6.2      5.8
     Non-cash compensation..................................    0.5      0.4
     Depreciation and amortization..........................    5.0      3.1
                                                              -----    -----
          Total operating expenses..........................   33.8     32.1
                                                              -----    -----
Operating income............................................    3.2      3.2
                                                              -----    -----
Other income (expense):
     Interest income........................................    0.4      0.8
     Interest expense.......................................   (2.5)    (1.9)
     Other income (expense).................................    1.1     (0.6)
                                                              -----    -----
          Total other (expense).............................   (1.0)    (1.7)
                                                              -----    -----
Income before income taxes..................................    2.2      1.5
Provision for income taxes..................................    1.1      0.6
                                                              -----    -----
Net income..................................................    1.1%     0.9%
                                                              =====    =====

                       THREE MONTHS ENDED MARCH 31, 1997
                                  COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1998

     Revenues. Revenues for the three months ended March 31, 1998 were $33.1 million compared to $34.4 million for the prior year, a decrease of $1.3 million or 3.7%. Service revenues were $22.5 million compared to $20.2 million for the prior year, an increase of $2.3 million or 11.3%. Service revenues increased primarily as a result of an increase in Program Management volume. Product revenues were $10.5 million compared to $14.1 million for the prior year, a decrease of $3.6 million or 26.0%. The decrease is primarily due to the inclusion in 1997 of a large product sale under a single field measurement products contract.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 1998 was $21.4 million compared to $21.7 for the prior year, a decrease of $0.3 million or 1.2%. As a percentage of total revenues, cost of revenues was 64.7% and 63.0% for 1998 and 1997, respectively. Service cost of revenues for the three months ended March 31, 1998 was $15.6 million compared to $13.8 million for the prior year, an increase of $1.8 million or 13.1%. The increase is due primarily to the increase in Program Management revenue. Product cost of revenues for the three months ended March 31, 1998 was $5.8 million compared to $7.9 million for the prior year, a decrease of $2.1 million or 26.3%. Product cost of revenues as a percentage of Product revenues, was 55.3% and 55.5% for 1998 and 1997, respectively. The dollar decrease is due primarily to the change in revenues mix year over year as well as lower sales volume.

     Gross Profit. Gross profit for the three months ended March 31, 1998 was $11.7 million compared to $12.7 million for the prior year, a decrease of $1.0 million or 8.0%. As a percentage of total revenues, gross profit was 35.3% and 37.0% for 1998 and 1997, respectively. The decrease in gross profit margin was due to the change in mix of service revenues discussed above.

     Sales and Marketing. Sales and marketing expenses were $2.0 million for the three months ended March 31, 1998 compared to $2.2 million for the prior year, a decrease of $0.2 million or 9.5%. The decrease is due primarily to a decline in agent commissionable sales between years.

     General and Administrative. General and administrative expenses were $5.6 million for the three months ended March 31, 1998 compared to $5.4 million for the prior year, an increase of $0.2 million or 3.0%. The increase is due primarily to increased costs related to Microcell Management, which commenced operations in January 1997.

     Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended March 31, 1998 compared to $1.7 million for the prior year, a decrease of $0.7 million or 39.2%. The decrease is a result of lower amortization expense related to the Company's software products.

     Interest Income. Interest income was $0.3 million for the three months ended March 31, 1998 compared to $0.1 million for the prior year, an increase of $0.2 million or 93.6%. The increase is a result of an increase in the amount of funds available for investment.

     Interest Expense. Interest expense was $0.6 million for the three months ended March 31, 1998 compared to $0.9 million for the prior year, a decrease of $0.3 million or 29.8%. The decrease is due primarily to the decrease in interest rates on the MCI convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

     Other Income (Expense). Other income (expense) was $(0.2) million for the three months ended March 31, 1998 compared to $0.4 million for the prior year, a decrease of $0.6 million. The decrease is due primarily to the expiration of the 24-month distribution rights arrangement for the Company's hardware and software products which was granted with the sale of the Company's 50.0% interest in Telemate S.A. in January 1996 and a reduction in income recognized from the Company's 33.3% joint venture with Koll Telecommunications Services, L.L.C.

     Provision for Income Taxes. The provision for income taxes was $0.2 million for the three months ended March 31, 1998 compared to $0.4 million for the prior year, a decrease of $0.2 million or 44.7%. The provision for income taxes was recorded in 1998 using a consolidated effective income tax rate of 41%. The provision for income taxes was recorded in 1997 based on a consolidated effective income tax rate of approximately 49.4%. The change in effective income tax rates is due to the impact of the Company's foreign operations which are taxed at various rates.

     Net income. Net income for the three months ended March 31, 1998 was $0.3 million compared to $0.4 million for the prior year, a decrease of $0.1 million or 23.3%. Adjusting for non-cash compensation, net income would have been $0.4 million compared to $0.5 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, were $21.3 million at March 31, 1998 compared to $15.8 million at December 31, 1997 an increase of $5.5 million or 34.8%. Net cash provided by operations was $1.0 million for the three months ended March 31, 1998. Net cash provided by investing activities was $0.7 million, consisting primarily of cash paid for additions to property and equipment ($6.3 million), an increase in capitalized software ($1.6 million) and a decrease in short-term investments ($8.6 million). Net cash provided by financing activities was $3.8 million, representing cash received from stock issuances as a result of options exercised during the period ($2.5 million), cash received for shares purchased under the Company's Employee Stock Purchase Plan ($0.3 million) and advances under the ETP Credit Facility ($1.0 million -- defined below). Short-term investments were $0.1 million at March 31, 1998 compared to $8.6 million at December 31, 1997, a decrease of $8.5 million. The decrease is primarily due to the classification of the related funds as cash and cash equivalents at March 31, 1998 as a result of a change in the underlying investments during the quarter.

     During December 1997, the Company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 had resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million to cover potential Asia-Pacific region exposure and established procedures to require downpayment or use of letters of credit for certain Asia-Pacific sales. The Company believes that its reserves for outstanding receivables from its Asia-Pacific customers are adequate at March 31, 1998.

     The Company anticipates a significant commitment for capital expenditures for its Microcell Management subsidiary. This effort is currently being funded from the Company's working capital. In addition, under the Company's software development program, the Company capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," $1.0 million and $1.6 million in the three month periods ended March 31, 1997 and 1998, respectively.

     Net cash provided by operations was $1.7 million for the three months ended March 31, 1997. Net cash used in investing activities was $2.2 million, consisting primarily of cash paid for additions to property and equipment ($1.8 million), increase in capitalized software ($1.0 million), offset by a decrease in short term investments ($0.6 million). Net cash used in financing activities was $10.4 million, representing cash paid in total satisfaction of the note agreement established for the purchase of ETP in December 1996.

     Working capital was $44.0 million at March 31, 1998 versus $47.0 million at December 31, 1997, a decrease of $3.0 million or 6.3%. The decrease in working capital was primarily due to a decrease in receivables, a decrease in the net amount of cash and cash equivalents and short-term investments and an increase in note payable, offset by a decrease in accounts payable, accrued expenses and accrued employee compensation and benefits.

     In February 1998, the Company adopted a stock repurchase program pursuant to which the Company is authorized to purchase, through open market transactions, privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, and the rules and regulations thereunder, up to one million shares of Class A Common Stock. The actual timing and blocks of shares to be purchased will depend on a variety of factors, including price and market conditions. As of March 31, 1998, the Company had not purchased any shares pursuant to this program.

     The Company has a credit facility with Chase Manhattan Bank Co. NA, which consists of a revolving credit loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving credit commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either (i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (ii) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. Effective December 30, 1996 the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. Effective December 15, 1997, the Credit Facility was amended to "carve-out" a separate credit facility for ETP (the "ETP Credit Facility") in the aggregate principal amount of $2.5 million. ETP and Microcell Management executed the amended credit facility as parties and guarantors of the Company's obligation. The Company has pledged 65% of the equity of ETP and 100% of the Company's equity of Microcell Management to Chase as security for repayment under the facility. Also, effective March 31, 1998, the Credit Facility was amended to revise one of its financial ratios and increase the amount of capital expenditures allowed thereunder to accommodate the growth of Microcell Management. No amounts were outstanding under the Credit Facility during the period January 1, 1998 through March 31, 1998 with the exception of amounts outstanding under the ETP Credit Facility. Approximately $2.4 million was outstanding under the ETP Credit Facility at March 31, 1998.

     The Company believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit will be sufficient to satisfy the current capital requirements of the Company.

PART II -- OTHER INFORMATION

Item 1:  Legal Proceedings
        Not Applicable

Item 2:  Changes in Securities
        Not Applicable

Item 3:  Defaults Upon Senior Securities
        Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5:  Other Information
        Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

        (a) Exhibits
            11  -- Calculation of Net Income Per Share
            27.1 -- Financial Data Schedule
            27.2 -- Financial Data Schedule

        (b) Reports on Form 8-K
                 On January 12, 1998 the Company filed a Current Report on Form
            8-K which reported that, on January 8, 1998, the Company announced the resignation of Piyush Sodha as its President and Chief Executive Officer and as member of its Board of Directors and the appointment of Richard Hozik as Acting President and Chief Executive Officer until a successor is named. On January 21, 1998 the Company filed a Current Report on Form 8-K which reported that, on January 20, 1998, the Company announced the appointment of Dr. Geoffrey Scott Carroll as its President and Chief Executive Officer and as a member of its Board of Directors. On February 13, 1998 the Company filed a Current Report on Form 8-K which reported that, on February 9, 1998, the Company announced that the Board of Directors had authorized a stock repurchase program.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            LCC International, Inc.

Date: May 15, 1998
  -------------------------------------------------         Signed: /s/ RICHARD HOZIK
                                                            --------------------------------------------
                                                            Richard Hozik
                                                            Senior Vice President, Treasurer
                                                            and Chief Financial Officer