Form 10-Q
period 1998-06-30
LCC INTERNATIONAL INC
filed 1998-08-14
CIK 1016229

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1998
                                   OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM                TO                .

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

As of August 11, 1998, the registrant had outstanding 7,107,436 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
          Condensed consolidated statements of operations for the
            three and six month periods ended June 30, 1997 and
            1998......................................................     2
          Condensed consolidated balance sheets as of December 31,
            1997 and June 30, 1998....................................     3
          Condensed consolidated statements of cash flows for the six
            months ended June 30, 1997 and 1998.......................     4
          Notes to condensed consolidated financial statements........     5
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     7
PART II:  OTHER INFORMATION...........................................    15
ITEM 1:   Legal Proceedings...........................................    15
ITEM 2:   Changes in Securities.......................................    15
ITEM 3:   Defaults Upon Senior Securities.............................    15
ITEM 4:   Submission Of Matters to a Vote of Security Holders.........    15
ITEM 5:   Other Information...........................................    15
ITEM 6:   Exhibits and Reports on Form 8K.............................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            1997       1998      1997      1998
                                                          --------   --------   -------   -------
REVENUES:
  Service...............................................  $23,812    $21,589    $44,036   $44,095
  Product...............................................   13,488     10,135     27,634    20,604
  Asset management......................................       --        201         --       328
                                                          -------    -------    -------   -------
                                                           37,300     31,925     71,670    65,027
                                                          -------    -------    -------   -------
COST OF REVENUES:
  Service...............................................   15,999     16,000     29,801    31,615
  Product...............................................    7,063      6,290     14,919    12,124
                                                          -------    -------    -------   -------
                                                           23,062     22,290     44,720    43,739
                                                          -------    -------    -------   -------
GROSS PROFIT............................................   14,238      9,635     26,950    21,288
                                                          -------    -------    -------   -------
OPERATING EXPENSES:
  Sales and marketing...................................    1,839      2,959      4,046     4,957
  General and administrative............................    6,139      6,479     11,532    11,984
  Research and development..............................    1,678      1,725      3,799     3,654
  Non-cash compensation.................................      332        121        490       246
  Depreciation and amortization.........................    1,641      1,626      3,363     2,673
                                                          -------    -------    -------   -------
                                                           11,629     12,910     23,230    23,514
                                                          -------    -------    -------   -------
OPERATING INCOME (LOSS).................................    2,609     (3,275)     3,720    (2,226)
                                                          -------    -------    -------   -------
OTHER INCOME (EXPENSE):
  Interest income.......................................      113        255        253       526
  Interest (expense)....................................     (924)      (582)    (1,800)   (1,197)
  Other income (expense)................................      208       (123)       603      (319)
                                                          -------    -------    -------   -------
                                                             (603)      (450)      (944)     (990)
                                                          -------    -------    -------   -------
INCOME (LOSS) BEFORE INCOME TAXES.......................    2,006     (3,725)     2,776    (3,216)
PROVISION (BENEFIT) FOR INCOME TAXES....................      877     (1,529)     1,257    (1,319)
                                                          -------    -------    -------   -------
NET INCOME (LOSS).......................................  $ 1,129    $(2,196)   $ 1,519   $(1,897)
                                                          =======    =======    =======   =======
NET INCOME (LOSS) PER SHARE:
  Basic.................................................  $  0.08    $ (0.14)   $  0.10   $ (0.12)
                                                          =======    =======    =======   =======
  Diluted...............................................  $  0.07    $ (0.14)   $  0.10   $ (0.12)
                                                          =======    =======    =======   =======
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF NET
  INCOME PER SHARE:
  Basic.................................................   14,562     15,480     14,552    15,350
                                                          =======    =======    =======   =======
  Diluted...............................................   15,586     15,480     15,660    15,350
                                                          =======    =======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                        ASSETS:
Current assets:
    Cash and cash equivalents...............................    $ 15,838      $ 14,478
    Short-term investments..................................       8,619            67
    Receivables, net of allowance for doubtful accounts of
      $15,426 and $14,528 at December 31, 1997 and June 30,
      1998, respectively:
         Trade accounts receivable..........................      30,643        29,873
         Due from related parties and affiliates............       1,375           250
         Unbilled receivables...............................      11,695        10,422
    Inventory, net..........................................       7,400         7,400
    Deferred income taxes, net..............................       9,874        12,591
    Prepaid expenses and other current assets...............       1,315         1,203
                                                                --------      --------
         Total current assets...............................      86,759        76,284
Property and equipment, net.................................      10,531        18,305
Software development costs, net.............................       6,133         9,590
Investment in joint venture.................................       1,300           443
Deferred income taxes, net..................................       1,513           222
Other assets................................................       4,782         4,432
                                                                --------      --------
                                                                $111,018      $109,276
                                                                ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Note payable............................................    $  1,395      $  1,825
    Accounts payable........................................       4,994         4,303
    Accrued expenses........................................       9,895         8,911
    Accrued employee compensation and benefits..............       9,038         7,600
    Obligations under incentive plans.......................       1,106           100
    Deferred revenue........................................       4,650         5,355
    Income taxes payable....................................       7,507         7,935
    Other current liabilities...............................       1,193         1,209
                                                                --------      --------
    Total current liabilities...............................      39,778        37,238
Convertible subordinated debt...............................      50,000        50.000
Other liabilities...........................................       1,038           744
                                                                --------      --------
    Total liabilities.......................................      90,816        87,982
                                                                --------      --------
Preferred stock:
    10,000 shares authorized; 0 shares issued and
      outstanding...........................................          --            --
Class A common stock, $.01 par value:
    70,000 shares authorized; 6,644 and 7,107 shares issued
      and outstanding at December 31, 1997 and June 30,
      1998, respectively....................................          66            71
Class B common stock, $.01 par value:
    20,000 shares authorized; 8,461 shares issued and
      outstanding at December 31, 1997 and June 30, 1998....          85            85
Paid-in capital.............................................      33,210        36,532
Retained deficit............................................      (8,847)      (10,744)
Note receivable from shareholder............................      (2,800)       (2,800)
                                                                --------      --------
    Subtotal................................................      21,714        23,144
Accumulated other comprehensive loss -- foreign currency
  translation adjustments...................................      (1,512)       (1,850)
                                                                --------      --------
    Total shareholders' equity..............................      20,202        21,294
                                                                --------      --------
                                                                $111,018      $109,276
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Cash flows from operating activities:
     Net income (loss)......................................  $  1,519   $ (1,897)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization.....................     3,363      2,673
          Provision for doubtful accounts...................     1,569       (160)
          Non-cash compensation.............................       490        246
          (Income) loss from investments in joint ventures,
           net..............................................       (85)       267
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables.......       800      4,207
               Accounts payable and accrued expenses........   (10,120)    (3,113)
               Inventory....................................       632         --
               Other current assets and liabilities.........     7,150     (2,118)
               Other non-current assets and liabilities.....      (883)       246
                                                              --------   --------
Net cash provided by operating activities...................     4,435        351
                                                              --------   --------
Cash flows from investing activities:
     (Increase) decrease in short term investments, net.....      (192)      8552
     Purchases of property and equipment....................    (2,911)    (9,857)
     Increase in capitalized software.......................    (2,112)    (3,727)
     Investment in joint ventures...........................        --       (154)
                                                              --------   --------
Net cash (used in) investing activities.....................    (5,215)    (5,186)
                                                              --------   --------
Cash flows from financing activities:
     Proceeds from note payable.............................        --        971
     Payments on note payable...............................   (10,445)      (541)
     Proceeds from issuance of common stock, net............        --        466
     Proceeds from exercise of options......................       384      2,579
                                                              --------   --------
Net cash (used in) provided by financing activities.........   (10,061)     3,475
                                                              --------   --------
Net (decrease) in cash and cash equivalents.................   (10,841)    (1,360)
Cash and cash equivalents at beginning of period............    13,732     15,838
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  2,891   $ 14,478
                                                              ========   ========
Supplemental disclosures of cash flow information
     Cash paid during the quarter for:
          Interest..........................................  $  1,768   $  1,141
          Income taxes......................................       837         90

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  DESCRIPTION OF OPERATIONS

     LCC International, Inc. (also referred to as the "Company") is a leading provider of integrated services and products relating to the design, engineering deployment, operation and maintenance of wireless communications systems. In addition, through its Microcell Management, Inc. ("Microcell Management") subsidiary, the Company offers wireless network operators the opportunity to finance and outsource the ownership and maintenance of transmission towers used in their networks. The services and products provided by the Company are as follows:

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

ASSET MANAGEMENT

     The Company, through Microcell Management: (i) builds multi-tenant towers to the initial committed operator's specifications and leases space thereon to such operator and other operators, (ii) purchases existing multi-tenant towers from operators and leases back space to the existing users thereof as well as to new operators, or (iii) leases space on an existing tower owned or to be built by it.

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

NOTE 3:  INVENTORIES

     Inventories consist of the following (in thousands):

                                                           DECEMBER 31,   JUNE 30,
                                                               1997         1998
                                                           ------------   --------
Field measurement and network analysis tools.............    $ 4,249       $3,261
Parts and accessories....................................      4,190        4,698
                                                             -------       ------
                                                               8,439        7,959
Less -- reserve for obsolete and slow moving inventory...     (1,039)        (559)
                                                             -------       ------
                                                             $ 7,400       $7,400
                                                             =======       ======

NOTE 4:  OTHER COMPREHENSIVE INCOME (LOSS)

     During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at June 30, 1997 and 1998. Comprehensive income (loss) and other comprehensive income (loss), for the three and six month periods ended June 30, 1997 and 1998 is as follows (in thousands).

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      1997       1998      1997      1998
                                                    --------   --------   -------   -------
Net income (loss).................................  $ 1,129    $(2,196)   $ 1,519   $(1,897)
                                                    -------    -------    -------   -------
Other comprehensive income (loss), before tax.....   (1,152)        89     (1,548)     (492)
Income tax provision (benefit) related to items of
  comprehensive income............................     (355)        51       (520)     (154)
                                                    -------    -------    -------   -------
Other comprehensive income (loss), net of tax.....     (797)        38     (1,028)     (338)
                                                    -------    -------    -------   -------
Comprehensive income (loss).......................  $   332    $(2,158)   $   491   $(2,235)
                                                    =======    =======    =======   =======

NOTE 5:  SUBSEQUENT EVENTS

     On July 20, 1998, the Company acquired the remaining 66.7% membership interest in Koll Telecommunications Services, LLC (KTS) bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of KTS' membership interests, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of KTS' membership interest, and Koll Management Services, Inc. (KMS), held the remaining approximately 30.0%. In the transaction, KTS redeemed the ownership interests of KMS in exchange for KMS' assumption of certain contract rights and associated assets and liabilities. KTS also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by KTS from its existing contracts.

     On August 10, 1998, the Company extended the expiration of the period, under the MCI Telecommunications Corporation ("MCI") convertible subordinated debt, during which MCI, as holder of the notes, may exercise its 1998 option to exchange the notes for Class A Common Stock of the Company from August 10, 1998 until August 24, 1998. The beginning of the 45 day period during which the notes may be exchanged in 1998 by the Company was delayed from August 27, 1998 until September 8, 1998.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 4, 7, 31, 32, 38, 40 and 42 of the Management's Discussion and Analysis of Financial Condition and Results of Operations (beginning below). A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and program management services and products to the wireless telecommunications industry. The Company has provided these services, along with related proprietary software tools and field measurement and analysis equipment, to operators of more than 200 wireless systems in more than 50 countries.

     The Company's revenues are generated through contracts for RF engineering and program management services, licenses of the Company's software products and sales of the Company's field measurement and analysis products. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides program management services on a time and materials or fixed price basis. The Company's revenues also include reimbursement for expenses, including the living expenses of engineers assigned to projects at offsite locations. The software tools used by the Company's engineers, which are used as part of the customer's system after completion of the project pursuant to a license, are recorded as product, not service revenues. Revenues from software tools are earned under license arrangements, which in the U.S., often consists of an annual fee per workstation or per cell site and which are for a fixed term that requires renewal by the customer to retain the software. The Company charges an up-front fee in many cases outside the U.S. where customers are not accustomed to paying annual licensing fees for software. A portion of the revenues from licensing software to customers, apart from those associated with engineering design services contracts, consists of upgrades or additional software modules developed by the Company following the initial licensing. Revenues from field measurement and analysis equipment consist primarily of one-time payments, although there are some periodic rental payments and there may be additional charges for equipment maintenance and upgrades.

     In December 1996, through the formation of a new subsidiary, Microcell Management, Inc. ("Microcell Management"), the Company entered the wireless infrastructure asset management business to acquire/develop and manage RF transmission towers. Capitalized cost related to tower development was approximately $0.4 million and $10.7 million at June 30, 1997 and 1998, respectively.

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

                                                                 PERCENTAGE OF REVENUES
                                                              -----------------------------
                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              -------------   -------------
                                                              1997    1998    1997    1998
                                                              -----   -----   -----   -----
Revenues:
     Service................................................   63.8%   67.6%   61.4%   67.8%
     Product................................................   36.2    31.8    38.6    31.7
     Asset management.......................................    0.0     0.6     0.0     0.5
                                                              -----   -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0   100.0
Cost of revenues............................................   61.8    69.8    62.4    67.3
                                                              -----   -----   -----   -----
Gross profit................................................   38.2    30.2    37.6    32.7
                                                              -----   -----   -----   -----
Operating expenses:
     Sales and marketing....................................    4.9     9.3     5.6     7.6
     General and administrative.............................   16.5    20.3    16.1    18.4
     Research and development...............................    4.5     5.4     5.3     5.6
     Non-cash compensation..................................    0.9     0.4     0.7     0.4
     Depreciation and amortization..........................    4.4     5.1     4.7     4.1
                                                              -----   -----   -----   -----
          Total operating expenses..........................   31.2    40.5    32.4    36.1
                                                              -----   -----   -----   -----
Operating income (loss).....................................    7.0   (10.3)    5.2    (3.4)
                                                              -----   -----   -----   -----
Other income (expense):
     Interest income........................................    0.3     0.8     0.4     0.8
     Interest (expense).....................................   (2.5)   (1.8)   (2.5)   (1.8)
     Other income (expense).................................    0.6    (0.4)    0.8    (0.5)
                                                              -----   -----   -----   -----
          Total other (expense).............................   (1.6)   (1.4)   (1.3)   (1.5)
                                                              -----   -----   -----   -----
Income (loss) before income taxes...........................    5.4   (11.7)    3.9    (4.9)
Provision (benefit) for income taxes........................    2.4    (4.8)    1.8    (2.0)
                                                              -----   -----   -----   -----
Net income (loss)...........................................    3.0%   (6.9)%   2.1%   (2.9)%
                                                              =====   =====   =====   =====

                        THREE MONTHS ENDED JUNE 30, 1997
                                  COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998

     Revenues. Revenues for the three months ended June 30, 1998 were $31.9 million compared to $37.3 million for the prior year, a decrease of $5.4 million or 14.4%. Service revenues were $21.6 million compared to $23.8 million for the prior year, a decrease of $2.2 million or 9.3%. Service revenues decreased primarily as a result of a decrease in Engineering and Design Services fees offset, in part, by an increase in Program Management volume. Program Management revenues had declined in 1997 as a result of the Company's decision to suspend or decrease services for two C-Block operators. Product revenues were $10.1 million compared to $13.5 million for the prior year, a decrease of $3.4 million or 24.9%. The decrease in Product revenues is a result of the continued economic downturn in the Asia-Pacific region and a softness in the U.S. domestic market. In addition, release of the Company's next generation network propagation modeling tool has been delayed resulting in a reduction in software revenues.

     Cost of Revenues. Cost of revenues for the three months ended June 30, 1998 was $22.3 million compared to $23.1 million for the prior year, a decrease of $0.8 million or 3.3%. As a percentage of total revenues, cost of revenues was 69.8% and 61.8% for 1998 and 1997, respectively. Service cost of revenues for the three months ended June 30, 1998 and 1997 was $16.0 million. As a percentage of total Service revenues, Service cost of revenues was 74.1% and 67.2% for 1998 and 1997, respectively. The increase in Service cost of revenues as a percentage of total Service revenues is due primarily to a change in revenues mix favoring lower margin Program Management work. Product cost of revenues for the three months ended June 30, 1998 was $6.3 million compared to $7.1 million for the prior year, a decrease of $0.8 million or 10.9%. Product cost of revenues as a percentage of Product revenues was 62.1% and 52.4% for 1998 and 1997, respectively. Both the dollar decrease and percentage increase are due primarily to the change in revenues mix year over year as well as lower sales volume.

     Gross Profit. Gross profit for the three months ended June 30, 1998 was $9.6 million compared to $14.2 million for the prior year, a decrease of $4.6 million or 32.3%. As a percentage of total revenues, gross profit was 30.2% and 38.2% for 1998 and 1997, respectively. The dollar decrease in gross profit is due primarily to the decrease in revenues discussed above. The decline in gross profit as a percentage of Service and Product revenues is due primarily to the change in Service revenues mix and Product revenues mix also as discussed above.

     Sales and Marketing. Sales and marketing expenses were $3.0 million for the three months ended June 30, 1998 compared to $1.8 million for the prior year, an increase of $1.2 million or 60.9%. The increase is due primarily to an increase in business development costs as a result of the continued regionalization of the Company's business on a world wide basis.

     General and Administrative. General and administrative expenses were $6.5 million for the three months ended June 30, 1998 compared to $6.1 million for the prior year, an increase of $0.4 million or 5.5%. The increase is due primarily to increased costs related to Microcell Management which commenced operations in January 1997.

     Non-Cash Compensation. Non-cash compensation was $0.1 million for the three months ended June 30, 1998, compared to $0.3 million for the prior year, a decrease of $0.2 million or 63.6%. The decrease is a result of certain awards becoming fully vested and related expense recognition completed.

     Interest Income. Interest income was $0.3 million for the three months ended June 30, 1998 compared to $0.1 million for the prior year, an increase of $0.2 million. The increase is a result of an increase in the amount of funds available for investment.

     Interest Expense. Interest expense was $0.6 million for the three months ended June 30, 1998 compared to $0.9 million for the prior year, a decrease of $0.3 million or 37.0%. The decrease is due primarily to the decrease in interest rates on the MCI Telecommunications Corporation ("MCI") convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

     Other Income (Expense). Other expense was $0.1 million for the three months ended June 30, 1998 compared to other income of $0.2 million for the prior year, a decrease of $0.3 million. The decrease is due primarily to the expiration of the 24-month distribution rights arrangement for the Company's hardware and software products which was granted with the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 and a reduction in income recognized from the Company's 33.3% joint venture with Koll Telecommunications Services, LLC ("KTS"). On July 20, 1998, the Company acquired the remaining 66.7% membership interest in KTS, bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of KTS' membership interest, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of KTS' membership interest, and Koll Management Services, Inc. (KMS), held the remaining approximately 30.0%. In the transaction, KTS redeemed the ownership interests of KMS in exchange for KMS' assumption of certain contract rights and associated assets and liabilities. KTS also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by KTS from its existing contracts.

     Provision (benefit) for Income Taxes. The benefit for income taxes was $1.5 million for the three months ended June 30, 1998 compared to a provision of $0.9 million for the prior year. The benefit for income taxes was recorded in 1998 using a consolidated effective income tax rate of 41%. The provision for income taxes was recorded in 1997 based on a consolidated effective income tax rate of approximately 43.7%. The change in effective income tax rates is due to the impact of the Company's foreign operations which are taxed at various rates.

                         SIX MONTHS ENDED JUNE 30, 1997
                                  COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998

     Revenues. Revenues for the six months ended June 30, 1998 were $65.0 million compared to $71.7 million for the prior year, a decrease of $6.7 million or 9.3%. Service revenues were $44.1 million compared to $44.0 million for the prior year, an increase of $0.1 million or 0.1%. Service revenues increased primarily as a result of an increase in Program Management volume, offset by a decrease in Engineering and Design Services fees. Program Management revenues had declined in 1997 as a result of the Company's decision to suspend or decrease services for two C-Block operators. Product revenues were $20.6 million compared to $27.6 million for the prior year, a decrease of $7.0 million or 25.4%. The decrease in Product revenues is primarily a result of the continued economic downturn in the Asia-Pacific region and a softness in the U.S. domestic market. In addition, release of the Company's next generation network propagation modeling tool has been delayed resulting in a reduction in software revenues.

     Cost of Revenues. Cost of revenues for the six months ended June 30, 1998 was $43.7 million compared to $44.7 million for the prior year, a decrease of $1.0 million or 2.2%. As a percentage of total revenues, cost of revenues was 67.3% and 62.4% for 1998 and 1997, respectively. Service cost of revenues for the six months ended June 30, 1998 was $31.6 million compared to $29.8 million for the prior year, an increase of $1.8 million or 6.1%. As a percentage of total Service revenues, Service cost of revenues was 71.7% and 67.7% for 1998 and 1997, respectively. The increase is due primarily to a change in revenues mix favoring lower margin Program Management work. Product cost of revenues for the six months ended June 30, 1998 was $12.1 million compared to $14.9 million for the prior year, a decrease of $2.8 million or 18.7%. Product cost of revenues as a percentage of Product revenues, was 58.8% and 54.0% for 1998 and 1997, respectively. Both the dollar decrease and percentage increase are due primarily to the change in revenues mix year over year as well as lower sales volume.

     Gross Profit. Gross profit for the six months ended June 30, 1998 was $21.3 million compared to $27.0 million for the prior year, a decrease of $5.7 million or 21.0%. As a percentage of total revenues, gross profit was 32.7% and 37.6% for 1998 and 1997, respectively. The decrease in gross profit was due to the decrease in Product revenues as well as the increase in Service cost of revenues, both discussed above.

     Sales and Marketing. Sales and marketing expenses were $5.0 million for the six months ended June 30, 1998 compared to $4.0 million for the prior year, an increase of $1.0 million or 22.5%. The increase is due primarily to increased business development costs year over year as a result of the continued regionalization of the Company's business on a world wide basis.

     General and Administrative. General and administrative expenses were $12.0 million for the six months ended June 30, 1998 compared to $11.5 million for the prior year, an increase of $0.5 million or 3.9%. The increase is due primarily to increased costs related to Microcell Management which commenced operations in January 1997.

     Non-Cash Compensation. Non-cash compensation was $0.2 million for the six months ended June 30, 1998, compared to $0.5 million for the prior year, a decrease of $0.3 million or 49.8%. The decrease is a result of certain awards becoming fully vested and related expense recognition completed.

     Depreciation and Amortization. Depreciation and amortization expense was $2.7 million for the six months ended June 30, 1998 compared to $3.4 million for the prior year, a decrease of $0.7 million or 20.5%. The decrease is due to lower amortization related to the Company's software products.

     Interest Income. Interest income was $0.5 million for the six months ended June 30, 1998 compared to $0.3 million for the prior year, an increase of $0.2 million. The increase is a result of an increase in the amount of funds available for investment year over year.

     Interest Expense. Interest expense was $1.2 million for the six months ended June 30, 1998 compared to $1.8 million for the prior year, a decrease of $0.6 million or 33.5%. The decrease is due primarily to the decrease in interest rates on the MCI convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

     Other Income (Expense). Other expense was $0.3 million for the six months ended June 30, 1998 compared to other income of $0.6 million for the prior year, a decrease of $0.9 million. The decrease is due primarily to the expiration of the 24-month distribution rights arrangement for the Company's hardware and software products which was granted with the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 and a reduction in income recognized from the Company's 33.3% joint venture with Koll Telecommunications Services, LLC ("KTS"). On July 20, 1998, the Company acquired the remaining 66.7% membership interest in KTS, bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of KTS' membership interest, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of KTS' membership interest, and Koll Management Services, Inc. (KMS), held the remaining approximately 30.0%. In the transaction, KTS redeemed the ownership interests of KMS in exchange for KMS' assumption of certain contract rights and associated assets and liabilities. KTS also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by KTS from its existing contracts.

     Provision (Benefit) for Income Taxes. The benefit for income taxes was $1.3 million for the six months ended June 30, 1998 compared to a provision of $1.3 million for the prior year, a decrease of $2.6 million. The benefit for income taxes was recorded in 1998 using a consolidated effective income tax rate of 41%. The provision for income taxes was recorded in 1997 based on a consolidated effective income tax rate of approximately 45.3%. The change in effective income tax rates is due to the impact of the Company's foreign operations which are taxed at various rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, were $14.5 million at June 30, 1998 compared to $15.8 million at December 31, 1997 a decrease of $1.3 million or 8.6%. Net cash provided by operations was $0.4 million for the six months ended June 30, 1998. Net cash used in investing activities was $5.2 million, consisting primarily of cash paid for additions to property and equipment ($9.9 million) and an increase in capitalized software ($3.7 million), offset by a decrease in short-term investments ($8.6 million). Net cash provided by financing activities was $3.5 million, representing cash received from stock issuances as a result of options exercised during the period, cash received for shares purchased under the Company's Employee Stock Purchase Plan and net proceeds during the period from the ETP Credit Facility (see below). Short-term investments were $0.1 million at June 30, 1998 compared to $8.6 million at December 31, 1997, a decrease of $8.5 million. The decrease is a result of funding of capital expenditures for the Company's Microcell Management subsidiary.

     During December 1997, the Company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 had resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million to cover potential Asia-Pacific region exposure and established procedures to require downpayment or use of letters of credit for certain Asia-Pacific sales. The Company believes that its reserves for outstanding receivables from its Asia-Pacific customers are adequate at June 30, 1998.

     The Company anticipates a significant commitment for capital expenditures for its Microcell Management subsidiary. This effort is currently funded from the Company's current working capital. The Company is engaged in discussions with various sources of financing to fund the continued growth and development of its tower business above and beyond the use of the Company's working capital. There can be no assurance that the Company will be successful in obtaining such financing. In addition, under the Company's software development program, the Company capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," $2.1 million and $3.7 million in the six month periods ended June 30,1997 and 1998, respectively.

     Net cash provided by operations was $4.4 million for the six months ended June 31, 1997. Net cash used in investing activities was $5.2 million, consisting primarily of cash paid for additions to property and equipment ($2.9 million), and an increase in capitalized software ($2.1 million). Net cash used in financing activities was $10.1 million, representing cash paid in total satisfaction of the note agreement established for the purchase of ETP in December 1996 of $10.4 million, offset by cash received from stock issuances as a result of options exercised during the period.

     Working capital was $39.0 million at June 30, 1998 versus $47.0 million at December 31, 1997, a decrease of $8.0 million or 16.9%. The decrease in working capital was primarily due to internal funding of capital expenditures for the Company's Microcell Management subsidiary.

     In February 1998, the Company adopted a stock repurchase program pursuant to which the Company is authorized to purchase, through open market transactions, privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, and the rules and regulations thereunder, up to one million shares of Class A Common Stock. The actual timing and blocks of shares to be purchased will depend on a variety of factors, including price and market conditions. As of June 30, 1998, the Company had not purchased any shares pursuant to this program.

     The Company has a credit facility with Chase Manhattan Bank Co. NA, which consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either
(i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (c) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. Effective December 30, 1996 the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. Effective December 15, 1997, the Credit Facility was amended to "carve-out" a separate credit facility for ETP (the "ETP Credit Facility") in the aggregate principal amount of $2.5 million. ETP and Microcell Management executed the amended credit facility as parties and guarantors of the Company's obligation. The Company has pledged 65% of the equity of ETP and 100% of the Company's equity of Microcell Management to Chase as security for repayment under the facility. Effective June 30, 1998, the Company obtained a waiver for non-compliance with one of its financial ratios. The Company was in compliance with all other financial covenants and ratios at June 30, 1998. No amounts were outstanding under the Credit Facility during the period January 1, 1998 through June 30, 1998 with the exception of amounts, if any, outstanding under the ETP Credit Facility. Approximately $1.8 million was outstanding under the ETP Credit Facility at June 30, 1998.

     On August 10, 1998, the Company extended the expiration of the period, under the MCI convertible subordinated debt, during which MCI, as holder of the notes, may exercise its 1998 option to exchange the notes for Class A Common Stock of the Company from August 10, 1998 until August 24, 1998. The beginning of the 45 day period during which the notes may be exchanged in 1998 by the Company was delayed from August 27, 1998 until September 8, 1998.

     The Company currently believes that its cash and cash equivalents, short-term investments, cash flow from operations and available credit will be sufficient to satisfy the current and anticipated future capital requirements of the Company.

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

     Based on an assessment of its internal computer systems, the Company determined that it will be required to modify or replace portions of its internal software so that its computer systems will properly utilize dates beyond December 31, 1999. Although the Company is in the process of performing its Year 2000 modifications and expects to have its internal computer system year 2000 compliant by the end of 1998, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

Item 1:  Legal Proceedings Not Applicable

Item 2:  Changes in Securities Not Applicable

Item 3:  Defaults Upon Senior Securities Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Shareholders was held on May 19, 1998. All of the proposals presented for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

             Proposal 1 -- Election of Directors

                                                   TERM                        VOTES         BROKER
                      ELECTED DIRECTOR            EXPIRES   VOTES FOR(1)    WITHHELD(1)   NON-VOTES(1)
                      ----------------            -------   -------------   -----------   ------------
            Dr. Rajendra Singh..................   1999      5,568,883(A)    44,978(A)        0(A)
                                                            84,609,840(B)         0(B)        0(B)
            Neera Singh.........................   1999      5,568,883(A)    44,978(A)        0(A)
                                                            84,609,840(B)         0(B)        0(B)
            Mark Ein............................   1999      5,568,883(A)    44,978(A)        0(A)
                                                            84,609,840(B)         0(B)        0(B)
            Dr. Arno Penzias....................   1999      5,568,883(A)    44,978(A)        0(A)
                                                            84,609,840(B)         0(B)        0(B)
            Dr. Geoffrey S. Carroll.............   1999      5,568,783(A)    45,078(A)        0(A)
                                                            84,609,840(B)         0(B)        0(B)

             Proposal 2 -- Ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ended December 31, 1998.

            VOTES FOR(1)    VOTES AGAINST(1)   VOTES ABSTAINING(1)   BROKER NON-VOTES(1)
            ------------    ----------------   -------------------   -------------------
             5,606,767(A)       3,750(A)            3,744(A)            0(A)
            84,609,840(B)           0(B)                0(B)            0(B)

             Proposal 3 -- Approval of an amendment to the Company's 1996 Employee Stock Option Plan to increase the number of shares authorized to be issued pursuant to options granted under such plan.

            VOTES FOR(1)    VOTES AGAINST(1)   VOTES ABSTAINING(1)   BROKER NON-VOTES(1)
            ------------    ----------------   -------------------   -------------------
             2,316,103(A)     1,145,334(A)          5,617(A)            0(A)
            84,609,840(B)             0(B)              0(B)            0(B)

             Proposal 4 -- Approval of amendments to the Company's 1996 Directors Stock Option Plan to increase the number of shares authorized to be issued pursuant to options granted under such plan and to delete a certain section thereof.

            VOTES FOR(1)    VOTES AGAINST(1)   VOTES ABSTAINING(1)   BROKER NON-VOTES(1)
            ------------    ----------------   -------------------   -------------------
             2,602,179(A)      858,283(A)           6,192(A)            0(A)
            84,609,840(B)            0(B)               0(B)            0(B)

             Note(1): The shareholders are entitled to vote as a single class, with each share of the Company's Class "A" Common Stock having one vote and each share of the Company's Class "B" Common Stock having ten votes

Item 5:  Other Information

         Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

        (a) Exhibits
            11  -- Calculation of Net Income Per Share
            27.1 -- Financial Data Schedule -- 1998
            27.2 -- Financial Data Schedule -- 1997

        (b) Reports on Form 8-K

            None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            LCC International, Inc. and Subsidiaries

Date: August 14, 1998
  -------------------------------------------------         Signed: /s/ RICHARD HOZIK
                                                            --------------------------------------------
                                                            Richard Hozik
                                                            Senior Vice President, Treasurer
                                                            and Chief Financial Officer