Form 10-Q
period 1998-09-30
LCC INTERNATIONAL INC
filed 1998-11-17
CIK 1016229

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1998
                                   OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM                TO                .

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

                            ------------------------

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

As of November 12, 1998, the registrant had outstanding 7,146,119 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

================================================================================

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
          Condensed consolidated statements of operations for the
            three and nine month periods ended September 30, 1997 and
            1998......................................................     2
          Condensed consolidated balance sheets as of December 31,
            1997 and September 30, 1998...............................     3
          Condensed consolidated statements of cash flows for the nine
            months ended September 30, 1997 and 1998..................     4
          Notes to condensed consolidated financial statements........     5
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     7
PART II:  OTHER INFORMATION...........................................    15
ITEM 1:   Legal Proceedings...........................................    15
ITEM 2:   Changes in Securities.......................................    15
ITEM 3:   Defaults Upon Senior Securities.............................    15
ITEM 4:   Submission Of Matters to a Vote of Security Holders.........    15
ITEM 5:   Other Information...........................................    15
ITEM 6:   Exhibits and Reports on Form 8K.............................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------------   -----------------
                                                            1997       1998      1997      1998
                                                          --------   --------   -------   -------
REVENUES:
  Service...............................................  $24,587    $21,988    $68,623   $66,083
  Product...............................................   15,906      7,105     43,540    27,709
  Asset management......................................       --        248         --       576
                                                          -------    -------    -------   -------
                                                           40,493     29,341    112,163    94,368
                                                          -------    -------    -------   -------
COST OF REVENUES:
  Service...............................................   15,610     17,681     45,411    49,296
  Product...............................................    7,128      5,209     22,047    17,333
                                                          -------    -------    -------   -------
                                                           22,738     22,890     67,458    66,629
                                                          -------    -------    -------   -------
GROSS PROFIT............................................   17,755      6,451     44,705    27,739
                                                          -------    -------    -------   -------
OPERATING EXPENSES:
  Sales and marketing...................................    2,314      2,436      6,360     7,393
  General and administrative............................    5,118     10,343     16,903    22,631
  Research and development..............................    1,683      1,597      5,230     4,947
  Special (credit)......................................    (3894)        --      (3894)       --
  Non-cash compensation.................................       44         47        534       293
  Depreciation and amortization.........................    2,053      1,905      5,415     4,578
                                                          -------    -------    -------   -------
                                                            7,318     16,328     30,548    39,842
                                                          -------    -------    -------   -------
OPERATING INCOME (LOSS).................................   10,437     (9,877)    14,157   (12,103)
                                                          -------    -------    -------   -------
OTHER INCOME (EXPENSE):
  Interest income.......................................      225        149        478       675
  Interest expense......................................     (893)      (593)    (2,693)   (1,790)
  Other income (expense)................................      142       (273)       745      (592)
                                                          -------    -------    -------   -------
                                                             (526)      (717)    (1,470)   (1,707)
                                                          -------    -------    -------   -------
INCOME (LOSS) BEFORE INCOME TAXES.......................    9,911    (10,594)    12,687   (13,810)
PROVISION (BENEFIT) FOR INCOME TAXES....................    4,328     (3,515)     5,585    (4,834)
                                                          -------    -------    -------   -------
NET INCOME (LOSS).......................................  $ 5,583    $(7,079)   $ 7,102   $(8,976)
                                                          =======    =======    =======   =======
NET INCOME (LOSS) PER SHARE:
  Basic.................................................  $  0.38    $ (0.45)   $  0.49   $ (0.58)
                                                          =======    =======    =======   =======
  Diluted...............................................  $  0.32    $ (0.45)   $  0.45   $ (0.58)
                                                          =======    =======    =======   =======
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF NET
  INCOME PER SHARE:
  Basic.................................................   14,762     15,574     14,618    15,472
                                                          =======    =======    =======   =======
  Diluted...............................................   18,994     15,574     15,821    15,472
                                                          =======    =======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS:
Current assets:
    Cash and cash equivalents...............................    $ 15,838       $  7,120
    Short-term investments..................................       8,619             67
    Receivables, net of allowance for doubtful accounts of
      $15,426 and $16,967 at December 31, 1997 and September
      30, 1998, respectively:
         Trade accounts receivable..........................      30,643         27,641
         Due from related parties and affiliates............       1,375            889
         Unbilled receivables...............................      11,695          9,583
    Inventory, net..........................................       7,400          8,241
    Deferred income taxes, net..............................       9,874         17,273
    Prepaid expenses and other current assets...............       1,315          3,511
                                                                --------       --------
         Total current assets...............................      86,759         74,325
Property and equipment, net.................................      10,531         22,552
Software development costs, net.............................       6,133         10,986
Investment in joint venture.................................       1,300             --
Deferred income taxes, net..................................       1,513            449
Other assets................................................       4,782          4,612
                                                                --------       --------
                                                                $111,018       $112,924
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Note payable............................................    $  1,395       $  2,157
    Accounts payable........................................       4,994          7,551
    Accrued expenses........................................       9,895         10,721
    Accrued employee compensation and benefits..............       9,038          9,730
    Obligations under incentive plans.......................       1,106             50
    Deferred revenue........................................       4,650          5,164
    Income taxes payable....................................       7,507          8,966
    Other current liabilities...............................       1,193          2 091
                                                                --------       --------
         Total current liabilities..........................      39,778         46,430
Convertible subordinated debt...............................      50,000         50,000
Other liabilities...........................................       1,038          1,544
                                                                --------       --------
    Total liabilities.......................................      90,816         97,974
                                                                --------       --------
Preferred stock:
    10,000 shares authorized; 0 shares issued and
      outstanding...........................................          --             --
Class A common stock, $.01 par value:
    70,000 shares authorized; 6,644 and 7,145 shares issued
      and outstanding at December 31, 1997 and September 30,
      1998, respectively....................................          66             71
Class B common stock, $.01 par value:
    20,000 shares authorized; 8,461 shares issued and
      outstanding at December 31, 1997 and September 30,
      1998..................................................          85             85
Paid-in capital.............................................      33,210         36,742
Retained deficit............................................      (8,847)       (17,823)
Note receivable from shareholder............................      (2,800)        (2,800)
                                                                --------       --------
    Subtotal................................................      21,714         16,275
Accumulated other comprehensive loss -- foreign currency
  translation adjustments...................................      (1,512)        (1,325)
                                                                --------       --------
    Total shareholders' equity..............................      20,202         14,950
                                                                --------       --------
                                                                $111,018       $112,924
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Cash flows from operating activities:
     Net income (loss)......................................  $  7,102   $ (8,976)
     Adjustments to reconcile net cash provided by operating
      activities:
          Depreciation and amortization.....................     5,415      4,578
          Provision for doubtful accounts...................     1,313      2,346
          Non-cash compensation.............................       534        293
          Loss from investments in joint ventures, net......       222        267
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables.......     1,752      4,199
               Accounts payable and accrued expenses........   (10,087)     4,075
               Inventory....................................      (101)      (841)
               Other current assets and liabilities.........     3,826     (7,502)
               Other non-current assets and liabilities.....     3,328        810
                                                              --------   --------
Net cash provided by (used in) operating activities.........    13,304       (751)
                                                              --------   --------
Cash flows from investing activities:
     (Increase) decrease in short term investments, net.....    (4,602)     8,552
     Purchases of property and equipment....................    (4,287)   (14,995)
     Increase in capitalized software.......................    (3,293)    (5,783)
     Investment in joint ventures...........................        --        289
                                                              --------   --------
Net cash (used in) investing activities.....................   (12,182)   (11,937)
                                                              --------   --------
Cash flows from financing activities:
     Proceeds from note payable.............................        --      1,303
     Payments on note payable...............................   (10,445)      (541)
     Proceeds from issuance of common stock, net............       289        588
     Proceeds from exercise of options......................     2,754      2,620
                                                              --------   --------
Net cash (used in) provided by financing activities.........    (7,402)     3,970
                                                              --------   --------
Net (decrease) in cash and cash equivalents.................    (6,280)    (8,718)
Cash and cash equivalents at beginning of period............    13,732     15,838
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  7,452   $  7,120
                                                              ========   ========
Supplemental disclosures of cash flow information
     Cash paid during the quarter for:
          Interest..........................................  $  1,783   $  1,141
          Income taxes......................................       956      1,314

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

ASSET MANAGEMENT

     The Company, through Microcell Management: (i) builds multi-tenant towers to the initial committed operator's specifications and leases space thereon to such operator and other operators, (ii) purchases existing multi-tenant towers from operators and leases back space to the existing users thereof as well as to new operators, or (iii) leases space on an existing tower owned or to be built by Microcell Management.

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

     Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 3:  INVENTORIES

     Inventories consist of the following (in thousands):

                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           1997           1998
                                                       ------------   -------------
Field measurement and network analysis tools.........    $ 4,249         $2,763
Parts and accessories................................      4,190          6,212
                                                         -------         ------
                                                           8,439          8,975
Less -- reserve for obsolete and slow moving
  inventory..........................................     (1,039)          (734)
                                                         -------         ------
                                                         $ 7,400         $8,241
                                                         =======         ======

NOTE 4:  OTHER COMPREHENSIVE INCOME (LOSS)

     During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at September 30, 1997 and 1998. Comprehensive income (loss) and other comprehensive income (loss), for the nine months ended September 30, is as follows (in thousands).

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------   ------------------
                                                     1997       1998      1997       1998
                                                    -------   --------   -------   --------
Net income (loss).................................  $5,583    $(7,079)   $7,102    $(8,976)
                                                    ------    -------    ------    -------
Other comprehensive income (loss), before tax.....     252        809     (1299)       317
Income tax provision (benefit) related to items of
  comprehensive income............................      54        284      (466)       130
                                                    ------    -------    ------    -------
Other comprehensive income (loss), net of tax.....     198        525      (833)       187
                                                    ------    -------    ------    -------
Comprehensive income (loss).......................  $5,781    $(6,554)   $6,269    $(8,789)
                                                    ======    =======    ======    =======

NOTE 5:  ACQUISITION OF KOLL TELECOMMUNICATIONS SERVICES, LLC

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

NOTE 6:  SUBSEQUENT EVENTS

     Subsequent to September 30, 1998, the Company received approximately $0.9 million from Telcom Ventures, representing payment of $0.7 million principal and approximately $0.2 million interest under the Company's $3.5 million loan to Telcom Ventures.

     On October 20, 1998, the Company's Board of Directors approved a restructuring plan that will result in a fourth quarter charge of approximately $2.0 million to $3.0 million. The charge will be taken to cover the one-time costs associated with the elimination of approximately 100 positions from the Company's workforce and the closure of the Company's offices in Singapore, Columbia and Germany. The Company is considering whether further measures, resulting in an additional fourth quarter charge, may be necessary.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 4, 7, 31, 35, 38, ,41, 42, 44, 45 and 46 of the Management's Discussion and Analysis of Financial Condition and Results of Operations (beginning below). A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     In December 1996, through the formation of a new subsidiary, Microcell Management, Inc. ("Microcell Management"), the Company entered the wireless infrastructure asset management business to acquire/develop and manage RF transmission towers. Capitalized cost related to tower development was approximately $0.7 million and $14.5 million at September 30, 1997 and 1998, respectively.

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

     Cost of revenues consists of costs associated with engineering design services and program management services as well as costs associated with the production and design of field measurement and analysis equipment, licensing of software and related maintenance costs. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company's marketing, sales and customer support plans. General and administrative expenses consist of the compensation, benefits, professional services, office and occupancy costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key executives adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company's initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

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

                                                                    PERCENTAGE OF REVENUE
                                                              ---------------------------------
                                                              THREE MONTHS         NINE MONTHS
                                                                  ENDED               ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                              -------------       -------------
                                                              1997    1998        1997    1998
                                                              -----   -----       -----   -----
Revenues:
     Service................................................   60.7%   74.9%       61.2%   70.0%
     Product................................................   39.3    24.2        38.8    29.4
     Asset management.......................................    0.0     0.9         0.0     0.6
                                                              -----   -----       -----   -----
                                                              100.0   100.0       100.0   100.0
Cost of revenues............................................   56.2    78.0        60.1    70.6
                                                              -----   -----       -----   -----
Gross profit................................................   43.8    22.0        39.9    29.4
                                                              -----   -----       -----   -----
Operating expenses:
     Sales and marketing....................................    5.7     8.3         5.7     7.8
     General and administrative.............................   12.6    35.3        15.1    24.0
     Research and development...............................    4.2     5.4         4.7     5.2
     Special (credit).......................................   (9.6)     --        (3.5)     --
     Non-cash compensation..................................    0.1     0.2         0.5     0.3
     Depreciation and amortization..........................    5.1     6.5         4.8     4.9
                                                              -----   -----       -----   -----
          Total operating expenses..........................   18.1    55.7        27.3    42.2
                                                              -----   -----       -----   -----
Operating income (loss).....................................   25.7   (33.7)       12.6   (12.8)
                                                              -----   -----       -----   -----
Other income (expense):
     Interest income........................................    0.6     0.5         0.4     0.7
     Interest (expense).....................................   (2.2)   (2.0)       (2.4)   (1.9)
     Other income (expense).................................    0.4    (0.9)        0.7    (0.6)
                                                              -----   -----       -----   -----
          Total other (expense).............................   (1.2)   (2.4)       (1.3)   (1.8)
                                                              -----   -----       -----   -----
Income (loss) before income taxes...........................   24.5   (36.1)       11.3   (14.6)
Provision (benefit) for income taxes........................   10.7   (12.0)        5.0    (5.1)
                                                              -----   -----       -----   -----
Net income (loss)...........................................   13.8%  (24.1)%       6.3%   (9.5)%
                                                              =====   =====       =====   =====

                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues for the three months ended September 30, 1998 were $29.3 million compared to $40.5 million for the prior year, a decrease of $11.2 million or 27.5%. Service revenues were $22.0 million compared to $24.6 million for the prior year, a decrease of $2.6 million or 10.6%. Service revenues decreased primarily as a result of a decrease in engineering and design services professional services fees offset, in part, by an increase in program management volume. Program management revenues had declined in 1997 as a result of the Company's decision to suspend or decrease services for two C-Block operators. Product revenues were $7.1 million compared to $15.9 million for the prior year, a decrease of $8.8 million or 55.3%. The decrease is due to software and field measurement equipment sales lagging behind 1997 levels as a result of customer spending constraints due primarily to cost cutting measures in the face of increased industry competition, the continued economic downturn in the Asia-Pacific region and a softness in the U.S. domestic market. In addition, release of the Company's next generation network propagation modeling tool has been delayed resulting in a reduction in software sales.

     Cost of Revenues. Cost of revenues for the three months ended September 30, 1998 was $22.9 million compared to $22.7 for the prior year, an increase of $0.2 million or 0.7%. As a percentage of total revenues, cost of revenues was 78.0% and 56.2% for 1998 and 1997, respectively. Service cost of revenues for the three months ended September 30, 1998 was $17.7 million compared to $15.6 million for the prior year, an increase of $2.1 million or 13.3%. As a percentage of total service revenues, service cost of revenues was 80.4% and 63.5% for 1998 and 1997, respectively. The increase in service cost of revenues is due primarily to a change in revenue mix favoring lower margin program management work. Product cost of revenues for the three months ended September 30, 1998 was $5.2 million compared to $7.1 million for the prior year, a decrease of $1.9 million or 26.9%. Product cost of revenues as a percentage of product revenues was 73.3% and 44.8% for 1998 and 1997, respectively. Both the dollar and percentage change is due primarily to the change in revenue mix year over year as well as lower sales volume.

     Gross Profit. Gross profit for the three months ended September 30, 1998 was $6.5 million compared to $17.8 million for the prior year, a decrease of $11.3 million or 63.7%. As a percentage of total revenues, gross profit was 22.0% and 43.8% for 1998 and 1997, respectively. The decrease in gross profit was due primarily to the decrease in revenues and increase in service cost of revenues, discussed above.

     General and Administrative. General and administrative expenses were $10.3 million for the three months ended September 30, 1998 compared to $5.1 million for the prior year, an increase of $5.2 million. The increase is due primarily to increased costs related to Microcell Management which commenced operations in January 1997, an increase in the allowance for doubtful accounts, in part due to the continued aging of receivables from the Company's Asia-Pacific customers, unsuccessful merger & acquisition activity, including the Company's proposed exchange of its hardware products business, and costs related to the Executive Management of the Company and related changes thereto during 1998.

     Special (Credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the special charge recorded in December 1996 related to Pocket Communications, Inc. and NextWave Telecom, Inc.

     Interest Expense. Interest expense was $0.6 million for the three months ended September 30, 1998 compared to $0.9 million for the prior year, a decrease of $0.3 million or 33.6%. The decrease is due primarily to the decrease in interest rates on the MCI convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum. In November 1998, the Company's window to convert the MCI subordinated debt into 2,841,099 shares of the Company's Class A Common Stock was extended to November 22, 1998.

     Other Income (Expense). Other expense was $0.3 million for the three months ended September 30, 1998 compared to other income of $0.1 million for the prior year, a decrease of $0.4 million. The decrease is due primarily to foreign currency transaction loss of $0.3 million in 1998 and the expiration of the 24-month distribution rights arrangement for the Company's hardware and software products which was granted with the sale of the Company's 50.5% interest in Telemate S.A. in January 1996.
On July 20, 1998, the Company acquired the remaining 66.7% membership interest in KTS, bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of KTS' membership interest, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of KTS' membership interest, and Koll Management Services, Inc. (KMS), held the remaining approximately 30.0%. In the transaction, KTS redeemed the ownership interests of KMS in exchange for KMS' assumption of certain contract rights and associated assets and liabilities. KTS also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by KTS from its existing contracts.

     Provision (benefit) for Income Taxes. The (benefit) for income taxes was $(3.5) million for the three months ended September 30, 1998 compared to a provision of $4.3 million for the prior year. The benefit for income taxes was recorded in 1998 based on a consolidated annual effective income tax rate of 35%. The provision for income taxes was recorded in 1997 using a consolidated annual effective income tax rate of approximately 43.7%. The change in effective income tax rates is due to the impact of the Company's foreign operations which are taxed at various rates and a valuation reserve for tax benefits related to losses from foreign operations.

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues for the nine months ended September 30, 1998 were $94.4 million compared to $112.2 million for the prior year, a decrease of $17.8 million or 15.9%. Service revenues were $66.1 million compared to $68.6 million for the prior year, a decrease of $2.5 million or 3.7%. Service revenues decreased primarily as a result of a decrease in engineering and design services professional fees, offset by an increase in program management volume. Program management revenues had declined in 1997 as a result of the Company's decision to suspend or decrease services for two C-Block operators. Product revenues were $27.7 million compared to $43.5 million for the prior year, a decrease of $15.8 million or 36.4%. The decrease in product revenues is primarily a result of customer spending constraints due to cost cutting measures in the face of increased competition, the continued economic downturn in the Asia-Pacific region and a softness in the U.S. domestic market. In addition, release of the Company's next generation network propagation tool has been delayed resulting in a reduction in software sales.

     Cost of Revenues. Cost of revenues for the nine months ended September 30, 1998 was $66.6 million compared to $67.5 for the prior year, a decrease of $0.9 million or 1.2%. As a percentage of total revenues, cost of revenues was 70.6% and 60.1% for 1998 and 1997, respectively. Service cost of revenues for the nine months ended September 30, 1998 was $49.3 million compared to $45.4 million for the prior year, an increase of $3.9 million or 8.6%. As a percentage of total service revenues, service cost of revenues was 74.6% and 66.2% for 1998 and 1997, respectively. The increase is due primarily to a change in revenue mix favoring lower margin program management work. Product cost of revenues for the nine months ended September 30, 1998 was $17.3 million compared to $22.0 million for the prior year, a decrease of $4.7 million or 21.4%. Product cost of revenues as a percentage of product revenues, was 62.6% and 50.6% for 1998 and 1997, respectively. Both the dollar and percentage decrease is due primarily to the change in revenue mix year over year as well as lower sales volume.

     Gross Profit. Gross profit for the nine months ended September 30, 1998 was $27.7 million compared to $44.7 million for the prior year, a decrease of $17.0 million or 38.0%. As a percentage of total revenues, gross profit was 29.4% and 39.9% for 1998 and 1997, respectively. The decrease in gross profit was due to the decrease in product revenues as well as the increase in service cost of revenues, both discussed above.

     Sales and Marketing. Sales and marketing expenses were $7.4 million for the nine months ended September 30, 1998 compared to $6.4 million for the prior year, an increase of $1.0 million or 16.3%. The increase is due primarily to increased business development costs year over year as a result of the continued regionalization of the Company's business on a world wide basis.

     General and Administrative. General and administrative expenses were $22.6 million for the nine months ended September 30, 1998 compared to $16.9 million for the prior year, an increase of $5.7 million or 33.9%. The increase is due primarily to increased costs related to Microcell Management which commenced operations in January 1997, an increase in the allowance for doubtful accounts in part due to the continued aging of receivables from the Company's Asia-Pacific customers, unsuccessful merger & acquisition activities, including the Company's proposed exchange of it's hardware products business and costs related to the Executive Management of the Company and related changes thereto during 1998.

     Special (Credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the special charge recorded in December 1996 related to Pocket Communications, Inc. and NextWave Telecom, Inc.

     Non-Cash Compensation. Non-cash compensation was $0.3 million for the nine months ended September 30, 1998, compared to $0.5 million for the prior year, a decrease of $0.2 million or 45.1%. The decrease is a result of certain awards becoming fully vested and related expense recognition completed.

     Depreciation and Amortization. Depreciation and amortization expense was $4.6 million for the nine months ended September 30, 1998 compared to $5.4 million for the prior year, a decrease of $0.8 million or 15.5%. The decrease is a result of lower depreciation expense as a result of certain equipment, primarily computers and related equipment, becoming fully depreciated.

     Interest Income. Interest income was $0.7 million for the nine months ended September 30, 1998 compared to $0.5 million for the prior year, an increase of $0.2 million or 41.2%. The increase is a result of an increase in the amount of funds available for investment year over year.

     Interest Expense. Interest expense was $1.8 million for the nine months ended September 30, 1998 compared to $2.7 million for the prior year, a decrease of $0.9 million or 33.5%. The decrease is due primarily to the decrease in interest rates on the MCI convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum. In November 1998, the Company's window to convert the MCI subordinated debt into 2,841,099 shares of the Company's Class A Common Stock was extended to November 22, 1998.

     Other Income (Expense). Other income (expense) was $(0.6) million for the nine months ended September 30, 1998 compared to other income of $0.7 million for the prior year, a decrease of $1.3 million. The decrease is due primarily to foreign currency transaction losses of $0.3 million in 1998, the expiration of the 24-month distribution rights arrangement for the Company's hardware and software products which was granted with the sale of the Company's 50.5% interest in Telemate S.A. in January 1996 and a reduction in income recognized from the Company's 33.3% joint venture with Koll Telecommunications Services, LLC ("KTS"). On July 20, 1998, the Company acquired the remaining 66.7% membership interest in KTS, bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of KTS' membership interest, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of KTS' membership interest, and Koll Management Services, Inc. (KMS), held the remaining approximately 30.0%. In the transaction, KTS redeemed the ownership interests of KMS in exchange for KMS' assumption of certain contract rights and associated assets and liabilities. KTS also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by KTS from its existing contracts.

     Provision (Benefit) for Income Taxes. The (benefit) for income taxes was $(4.8) million for the nine months ended September 30, 1998 compared to a provision of $5.6 million for the prior year. The benefit for income taxes was recorded in 1998 using a consolidated annual effective income tax rate of 35%. The provision for income taxes was recorded in 1997 based on a consolidated annual effective income tax rate of approximately 44.0%. The change in effective income tax rates is due to the impact of the Company's foreign operations which are taxed at various rates and a valuation reserve for tax benefits related to losses from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, were $7.1 million at September 30, 1998 compared to $15.8 million at December 31, 1997 a decrease of $8.7 million or 55.0%. Net cash used in operations was $0.8 million for the nine months ended September 30, 1998. Net cash used in investing activities was $11.9 million, consisting primarily of cash paid for additions to property and equipment ($15.0 million) and an increase in capitalized software ($5.8 million), offset by a decrease in short-term investments ($8.6 million). Net cash provided by financing activities was $4.0 million, representing cash received from stock issuances as a result of options exercised during the period, cash received for shares purchased under the Company's Employee Stock Purchase Plan and net proceeds during the period from the ETP Credit Facility (see below). Short-term investments were $0.1 million at September 30, 1998 compared to $8.6 million at December 31, 1997, a decrease of $8.5 million. The decrease is a result of the funding of capital expenditures for the Company's Microcell Management subsidiary.

     During December 1997, the company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 had resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $2.9 million to cover potential Asia-Pacific region exposure and established procedures to require downpay-ment or use of letters of credit for certain Asia-Pacific sales. During the quarter ended September 30, 1998, the Company recorded additional reserves of approximately $2.5 million, in part as a result of the continued aging of receivables from the Company's Asia-Pacific customers.

     The Company anticipates a significant commitment for capital expenditures for its Microcell Management subsidiary. This effort is currently funded from the Company's current working capital. The Company is engaged in discussions with various sources of financing to fund the continued growth and development of its tower business above and beyond the use of the Company's working capital. There can be no assurance that the Company will be successful in obtaining such financing. In addition, under the Company's software development program, the Company capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," $3.3 million and $5.8 million in the nine month periods ended September 30,1997 and 1998, respectively.

     Net cash provided by operations was $13.3 million for the nine months ended September 30, 1997. Net cash used in investing activities was $12.2 million, consisting primarily of cash paid for additions to property and equipment ($4.3 million), an increase in capitalized software ($3.3 million) and an increase in short term investments ($4.6 million). Net cash used in financing activities was $7.4 million, representing cash paid in total satisfaction of the note agreement established for the purchase of ETP in December 1996 of $10.4 million, offset by cash received from stock issuances as a result of options exercised during the period and cash received for shares purchased under the Company's Employee Stock Purchase Plan.

     Working capital was $27.9 million at September 30, 1998 versus $47.0 million at December 31, 1997, a decrease of $19.1 million or 40.6%. The decrease in working capital was primarily due to internal funding of capital expenditures for the Company's Microcell Management subsidiary.

     In February 1998, the Company adopted a stock repurchase program pursuant to which the Company is authorized to purchase, through open market transactions, privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, and the rules and regulations thereunder, up to one million shares of Class A Common Stock. The actual timing and blocks of shares to be purchased will depend on a variety of factors, including price and market conditions. As of September 30, 1998, the Company had not purchased any shares pursuant to this program.

     On October 20, 1998 the Company's Board of Directors approved a restructuring plan that will result in a fourth quarter charge of approximately $2.0 million to $3.0 million. The charge will be taken to cover the one-time costs associated with the elimination of approximately 100 positions from the Company's workforce and the closure of the Company's offices in Singapore, Columbia and Germany. The Company is considering whether further measures, resulting in an additional fourth quarter charge, may be necessary.

     The Company has a credit facility with Chase Manhattan Bank Co. NA, which consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20 million. The revolving loan commitment expires in September 1999. Interest under the credit facility accrues at the Company's election (subject to certain restrictions and limitations) at either
(i) the variable rate equal to the greater of (a) the Federal funds rate plus one-half of one percent, and (b) the announced prime commercial lending rate of Chase, or (ii) a fixed rate for a designated period of time determined by reference to the London Interbank Market. The payment and performance of the obligations of the Company under the credit facility are secured by substantially all of the assets of the Company. Effective December 30, 1996 the Credit Facility was amended to revise the financial ratios and certain other covenants contained therein for the effect of the special charge recorded by the Company. Effective December 15, 1997, the Credit Facility was amended to "carve-out" a separate credit facility for ETP (the "ETP Credit Facility") in the aggregate principal amount of $2.5 million. ETP and Microcell executed the amended credit facility as parties and guarantors of the Company's obligation. The Company has pledged 65% of the equity of ETP and 100% of the Company's equity of Microcell Management to Chase as security for repayment under the facility. Effective September 30, 1998, the Company obtained a waiver for non-compliance with its financial ratios. The Company believes that it may be in technical default under the same convenants, and is actively engaged in discussions with Chase regarding possible amendments to, or waivers under, the credit facility. No amounts were outstanding under the Credit Facility during the period January 1, 1998 through September 30, 1998 with the exception of amounts, if any, outstanding under the ETP Credit Facility and outstanding letters of credit.

Approximately $2.2 million was outstanding under the ETP Credit Facility and there were approximately $5.8 million outstanding letters of credit at September 30, 1998.

     In November 1998, the Company's window to convert the MCI subordinated debt into 2,841,099 shares of the Company's Class A Common Stock was extended to November 22, 1998.

     The Company currently believes that its cash and cash equivalents, short-term investments, cash flow from operations and credit, assuming continued availability under the credit facility, will be sufficient to satisfy the current and anticipated future capital requirements of the Company.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year (the "Year 2000 Issue"). Software, hardware or firmware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has undertaken a program to address the Year 2000 Issue with respect to the following: (i) the Company's information technology and operating systems; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of the Company's major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and (iv) the Company's material clients (insofar as the Year 2000 Issue relates to the Company's ability to provide services to such clients).

     Internal Systems. The Company has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Company to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Company's internal systems have already been certified as Year 2000 compliant through testing or other mechanisms and the Company has not delayed any systems projects due to the Year 2000 Issue. Management believes that the future costs associated with Year 2000 Issues for its internal systems will be insignificant and therefore not impact the Company's business, financial condition and results of operations. The Company is in the process of performing its Year 2000 modifications and expects to have its internal computer systems Year 2000 compliant by the end of 1998.

     The Company's technical personnel have completed their assessment of the impact of the Year 2000 Issue on the Company's products and determined that all active products determined to be non-compliant will be modified to be Year 2000 compliant or placed on the Company's list of discontinued products. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Third Party Systems. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has received responses regarding Year 2000 compliance from some of such third parties. The third parties that responded have indicated that their hardware and/or software is or is expected to be Year 2000 compliant.

     Contingency Plans. The Company has started to consider possible general contingency plans for Year 2000 failures. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. As the Company progresses in this process, the Company will develop remedial and contingency plans to address such risks.

     Costs. The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Company has not separately tracked the costs incurred in connection with the Year 2000 effort, however, total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position. The total cost of the program is being funded through operating cash flows.

     Risks. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 Issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors, other material service providers and material clients to address adequately their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II -- OTHER INFORMATION

Item 1:  Legal Proceedings

         Not Applicable

Item 2:  Changes in Securities

         Not Applicable

Item 3:  Defaults Upon Senior Securities

         Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5: Other Information. On October 1, 1998 the Company filed a Current Report on Form 8-K which reported that, on September 18, 1998, the Company, LCC Europe GmbH, a subsidiary of the Company ("LCC GmbH"), Allen Telecom Inc.("Allen") and Allen Telecom Investments, Inc. ("ATII") signed an Asset Exchange Agreement pursuant to which the Company and LCC GmbH agreed to convey to Allen substantially all the assets and certain liabilities of the Company's hardware business segment in exchange for the conveyance to the Company by Allen and ATII of substantially all of the assets and certain liabilities of Allen's business of providing frequency planning and coordinating services as well as systems design, field engineering and software products for the wireless communications industry (the "Asset Exchange Agreement").

         On October 20, 1998 the Company filed a Current Report on Form 8-K dated which reported that, on October 19, 1998, the Company and Allen announced that they terminated the Asset Purchase Agreement.

         On October 7, 1998 the Company filed a Current Report on Form 8-K which reported that, on October 5, 1998, the Company announced the resignation of Dr. Geoffrey S. Carroll as its President and Chief Executive Officer and the appointment of Dr. Rajendra Singh, Chairperson of the Company's Board of Directors, as interim chief executive.

Item 6:  Exhibits and Reports on Form 8-K.

         (a) None.

         (b) None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            LCC International, Inc. and Subsidiaries

Date: November 16, 1998
  -------------------------------------------------         Signed: /s/ RICHARD HOZIK
                                                            --------------------------------------------
                                                                    Richard Hozik
                                                                    Senior Vice President, Treasurer
                                                                    and Chief Financial Officer

                                                                      EXHIBIT II

                COMPUTATIONS OF EARNINGS (LOSS) PER COMMON SHARE

                                                              1997                                          1998
                                    ---------------------------------------------------------   ----------------------------
                                           THREE MONTHS                   NINE MONTHS                   THREE MONTHS
                                               ENDED                         ENDED                         ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,                 SEPTEMBER 30,
                                    ---------------------------   ---------------------------   ----------------------------
                                     NET              PER SHARE    NET              PER SHARE     NET              PER SHARE
                                    INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT     (LOSS)    SHARES    AMOUNT
                                    ------   ------   ---------   ------   ------   ---------   -------   ------   ---------
Basic EPS
    Net Income (loss) Available to
      Common Shareholders.........  $5,583   14,762     $0.38     $7,102   14,618     $0.49     $(7,079)  15,574    $(0.45)
                                                        =====                         =====                         ======
Effect of Dilutive Securities
    Convertible Debt..............     510    2,841
    Stock Option Plans............            1,391                         1,203
                                    ------   ------               ------   ------               -------   ------
Dilutive EPS
    Net Income (loss) Available to
      Common Stockholders and
      Conversions.................  $6,093   18,994     $0.32     $7,102   15,821     $0.45     $(7,079)  15,574    $(0.45)
                                    ======   ======     =====     ======   ======     =====     =======   ======    ======

                                                1998
                                    ----------------------------
                                            NINE MONTHS
                                               ENDED
                                           SEPTEMBER 30,
                                    ----------------------------
                                      NET              PER SHARE
                                    (LOSS)    SHARES    AMOUNT
                                    -------   ------   ---------
Basic EPS
    Net Income (loss) Available to
      Common Shareholders.........  $(8,976)  15,472    $(0.58)
                                    =======             ======
Effect of Dilutive Securities
    Convertible Debt..............
    Stock Option Plans............
                                    -------   ------
Dilutive EPS
    Net Income (loss) Available to
      Common Stockholders and
      Conversions.................  $(8,976)  15,472    $(0.58)
                                    =======   ======    ======

NOTE: The Company's subordinated debt, which is exchangeable into 2.8 million shares of the Company's Class A Common Stock, was outstanding during the three and nine months ended September 30, 1997 and 1998, but was not included in the computation of diluted earnings per share (except for the computation for the three months ended September 30, 1997) because of the effect of which would have been anti-dilutive. The Company's Option Plans for the three and nine month periods ended September 30, 1998 were not included in the computation of diluted earnings per share because of the effect of which would have been anti-dilutive.