Form 10-K405
period 1998-12-31
LCC INTERNATIONAL INC
filed 1999-03-30
CIK 1016229

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  Yes  X   No
                                                   ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing price of the registrant's common stock as of March 23, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant is $26,756,787.*

     As of March 23, 1999, the registrant had outstanding 7,181,532 shares of Class A Common Stock, par value $.01 per share, (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $.01 per share, (the "Class B Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

          (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 25, 1999 (the "Proxy Statement") to be filed within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.
---------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the "Company" are to (1) the combined operations of the Company's predecessor, LCC, L.L.C., a Delaware limited liability company, and its subsidiaries (the "Limited Liability Company") prior to the date of the merger of the Limited Liability Company into LCC International, Inc., a Delaware corporation formed in June 1996 ("LCC International"), as described below (the "Merger") and (2) LCC International and its subsidiaries, after the Merger. Definitions of technical and other terms are set forth in the Glossary appearing elsewhere herein. References herein to wireless telecommunications or similar terms are not intended to include satellite transmission, which some consider to be a "wireless" technology.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is one of the world's largest independent providers of RF engineering and program management services to the wireless telecommunications industry. The Company has provided these services to operators of more than 200 wireless systems in more than 50 countries. In January 1997, the Company, through its subsidiary, Microcell Management, Inc. ("Microcell"), began constructing, owning and managing telecommunications towers. The Company recently announced a new strategy to focus on its core telecommunications services business and leverage this core business to expand its position in the telecommunications tower ownership and management business. This will enable the Company to offer wireless network operators a more expansive integrated solution for accomplishing many of the significant tasks involved in system design, buildout and operation. As part of this strategy, the Company has adopted a plan to divest itself of its software tools and field measurement and analysis equipment businesses (the "Products Businesses"). The Company believes that the foregoing actions will increase its long-term value to the Company's shareholders.

     The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international cellular operators, including British Telecom, France Telecom and Mannesmann; companies building or proposing to build PCS systems, including AT&T Wireless Services, Bell South Cellular Corporation, Lucent Technologies and Pacific Bell Mobile Services; operators of iDEN systems, including Nextel Communications; and operators of two-way messaging systems, such as PageNet. The customers listed above each contributed 5% or more of the Company's consolidated revenues (10% or more in the case of Nextel Communications) during one or more of fiscal years 1991 through 1998. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis. The Company derives a significant portion of its revenues from its international customers (approximately 46.0% in 1998).

     A substantial number of new wireless network licenses have been awarded worldwide over the last several years, and the Company expects a significant number of additional wireless licenses to be awarded in the next few years. In addition, many existing systems are continuing to grow. Furthermore, competition among operators of wireless networks is generating greater requirements for operational quality and efficiency. Construction of new networks, and expansion and optimization of existing networks, require substantial amounts of RF engineering and program management services and provide new opportunities for tower construction, acquisition and management.

     The Company's approximately 400 professionals provide engineering and program management solutions to operators of a wide range of wireless networks, incorporating all major wireless technologies available today, including TDMA (which includes IS-54 and IS-136), GSM, CDMA, iDEN, AMPS and ETACS. The Company provides services for operators involved in all four phases of wireless system development: (i) Phase 1 -- bidding for the licenses necessary to build and operate the system; (ii) Phase 2 -- design and build-out of the system; (iii) Phase 3 -- optimization and enhancement of the system to meet the requirements of an increasing subscriber base and to provide increased quality and coverage; and (iv) Phase 4 -- achievement of greater efficiencies in providing service in order to compete in areas where there are multiple system operators.

     The Company believes that its involvement in the early stages of wireless system development, coupled with its site development experience and its relationships with telecommunications vendors, uniquely positions it to identify and obtain opportunities in the tower ownership and management business. The Company seeks to capitalize on these advantages, along with the trend toward collocation and independent tower ownership in the telecommunications industry, to expand this business through Microcell as well as other avenues. As of December 31, 1998, Microcell owned 65 completed telecommunications towers (each with at least one contractually committed tenant) and was in the process of acquiring sites for, or undertaking construction of, another 132 telecommunications towers (127 of which had a contractually committed tenant). The Company's tower customers represent a broad base of wireless communications providers that include AT&T Wireless, PrimeCo., Centennial Communications, Carolina PCS, Sprint Spectrum and Nextel Communications.

COMPANY BACKGROUND

     The Company's business commenced in 1983 in a corporation named LCC, Incorporated (presently named Cherrywood Holdings, Inc. ("Cherrywood")), a Kansas corporation organized in 1983 and wholly owned by Dr. Rajendra and Neera Singh and certain Singh family trusts. In 1994, Cherrywood transferred the business to Telcom Ventures, L.L.C. ("Telcom Ventures"), a Delaware limited liability company, for a 75% interest in Telcom Ventures. At the same time, certain entities formed by The Carlyle Group, a Washington, D.C.-based investment group (the "Carlyle Investors"), acquired a 25% interest in Telcom Ventures in consideration of a cash contribution. Telcom Ventures then formed the Limited Liability Company and transferred the business to the Limited Liability Company in exchange for a 99% interest in the Limited Liability Company. Cherrywood and TC Group, L.L.C. ("TC Group"), an affiliate of the Carlyle Investors, received direct interests of 0.75% and 0.25%, respectively, in the Limited Liability Company. LCC International was formed in June 1996 for the purpose of effecting an initial public offering of equity interests in the Limited Liability Company. This was accomplished in September 1996 by the Merger in connection with completion at that time of the initial public offering of the Class A Common Stock (the "Offering"). Prior to the Merger, Telcom Ventures transferred its interest in the Limited Liability Company to RF Investors, L.L.C. ("RF Investors"), a Delaware limited liability company of which Telcom Ventures owns 99% and Cherrywood and TC Group own 0.75% and 0.25%, respectively. Since the Offering, Cherrywood and TC Group have transferred to RF Investors the shares of the Company which they received as a result of the Merger.

     In June 1994, the Limited Liability Company and Telcom Ventures entered into a Note Purchase Agreement with a then unrelated third party, MCI Telecommunications Corporation ("MCI"), which provided for the issuance of a $20 million subordinated note by the Limited Liability Company and of a $30 million subordinated note by Telcom Ventures (the "Telcom Ventures Note") to MCI in return for cash in such amounts. These notes are convertible, under certain circumstances, into 2,841,099 shares of Class A Common Stock (see note 13 to the Consolidated Financial Statements). Immediately prior to the Merger in September 1996, the Telcom Ventures Note was assumed by the Limited Liability Company (the "MCI Note Assumption") and the $30 million principal repayment obligation and interest thereon became the sole obligation of the Limited Liability Company and, following the Merger, the sole obligation of the Company. The Company made a loan of $3.5 million to Telcom Ventures to assist Telcom Ventures in paying certain taxes due in connection with the MCI Note Assumption. Interest accrues on this note at the rate of LIBOR plus 1.75% and, together with 20.0% of the original principal amount, is payable annually.

     The Company issued 3,162,500 shares of Class A Common Stock in the Offering at an initial public offering price of $16.00 per share. The total proceeds of the Offering, net of underwriting discounts and offering expenses, were approximately $44.8 million. The Company used approximately $16.2 million of the proceeds for repayment of outstanding amounts under the Credit Facility (defined below), $3.5 million to fund the loan to Telcom Ventures, approximately $6.85 million for vendor financing, approximately $11.85 million to fund a portion of the ETP Acquisition (defined below) purchase price, and the remainder for working capital and general corporate purposes.

     In December 1996, through its newly formed subsidiary, Microcell, the Company acquired the business of Microcell Management, L.L.C., which, through the participation of the Company and others, consisted of the acquisition, development, lease and management of telecommunications towers. As consideration therefor, Microcell paid $290,000, $200,000 of which was used by Microcell, L.L.C. to pay an outstanding loan from the Company. The Company issued 16.25% of the stock of Microcell to then current members of management and two financial investors, and has advanced Microcell approximately $22 million under an intercompany credit facility.

     In July 1998 the Company acquired 66.7% of the outstanding membership interests in Koll Telecommunications Services, L.L.C. ("Koll"), bringing its total ownership in Koll to 100%. Koll provides site acquisition and construction management services to operators of wireless communications systems in the United States. In the transaction, Koll redeemed the membership interests of one member in exchange for that member's assumption of certain contract rights and associated assets and liabilities. It also redeemed the membership interests of another member in exchange for an earn-out agreement entitling that member to 40.0% of the pre-tax income, after certain adjustments, derived by Koll from its existing contracts.

RECENT DEVELOPMENTS

     On March 26, 1999, the Board of Directors of the Company approved a plan of divestiture of the Products Businesses, including the operations of its subsidiary, LCC Europe AS, which acquired the hardware and software products business of European Technology Partners AS in December 1996 ("ETP Acquisition"). This decision was the result of an analysis of the Company's businesses conducted by management and certain members of the Company's Board of Directors during the past several months. The Company believes that the long-term financial interests of the Company's shareholders would be best served by pursuing a strategy which focuses on the Company's core telecommunications services business along with the telecommunications tower ownership and management business to provide wireless operators with a more expansive complement of the services required for the development and operation of their systems. The Company has engaged an investment banking firm to assist it in the disposition of the Products Businesses. Pending such disposition, the Company intends to operate its field measurement and analysis products business consistent with past practice, subject to implementation of various cost savings measures, and intends to reduce significantly the operations of its software tools business if such business is not sold in the near future.

INDUSTRY BACKGROUND

  Overview

     Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data. Wireless telecommunications networks include two-way radio applications, such as cellular, wide band and narrow band PCS and iDEN networks, and one-way radio applications, such as paging services. Each application operates within a distinct radio frequency block. Although cellular represents the largest segment of the wireless communications industry, other wireless technologies are expected to grow significantly. These technologies all require radio frequency engineering for system design, build-out and optimization, and use telecommunications towers to carry their signals.

  Types of Wireless Communications

     The wireless communications industry encompasses a broad range of technologies and applications from cellular phones to mobile radio and paging systems. Each technology requires antennae mounted on either roof tops or on towers to enable the system to send and receive radio signals. These radio signals operate within portions of the spectrum designated by the FCC specifically for each technology. The rapid development of cellular wireless technology used for telephone service has practically depleted the availability of this portion of the spectrum throughout the United States. Originally two carriers were licensed to operate a network in each metropolitan statistical area. In order to promote competition in the provision of services to consumers, in recent years the FCC has opened up previously unavailable portions of the spectrum for commercial use. This has led to the development of new technologies using these additional portions of the spectrum, which can service geographically the same area as services using other portions of the spectrum; with the advent of PCS, there is now the potential for three to five additional competitors in each metropolitan statistical area. New technologies overlapping geographically are expected to increase the demand for use of telecommunications tower space. The key technologies in the communications industry today are as follows:

     Cellular. A cellular network is a telephone system based on a grid of "cells" deployed primarily at 800 and 900 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment. The cellular industry is well established in the developed world. In some countries, the cellular network provides significantly improved access to the local and international wireline telephone network compared to existing wireline telephone service. As the cellular market migrates from an analog based transmission technology to a digital ("analog" and "digital" refer to different methodologies by which "packets" of information are transmitted) based transmission technology, demand is expected to increase as prices decline. To increase network capacity and improve service quality and to reduce prices, cellular carriers must re-engineer their networks, increase the number of cells and therefore the number of antennae. The antennae are mounted principally on rooftops in urban areas and on towers in suburban and rural areas along interstate highways. The increased demand for tower space, coupled with environmental, zoning, safety and aesthetic restrictions on new tower construction in suburban areas, is making the rental of tower space an increasingly attractive option to wireless carriers.

     PCS. In 1993, the FCC allocated a portion of the radio spectrum for the provision of a new wireless communications service, commonly known as PCS. The principal difference between PCS and traditional cellular service is that PCS systems operate at a higher frequency range and have a more limited transmission range requiring more cell sites than cellular to obtain equivalent geographic coverage. Licenses to operate PCS networks were awarded in the United States through auctions conducted during 1995, 1996 and 1997. Several PCS licenses have been awarded outside of the United States. Due to the reduced coverage of a PCS signal, it is expected that PCS operators will require a large number of new towers to deploy PCS networks.

     iDEN. iDEN is a mobile communication service that relies on specialized mobile radio ("SMR") frequencies that have been historically limited to two-way voice communications in small local networks (such as for taxi or messenger dispatch). As a result of advances in digital technology, iDEN operators have begun to design and deploy digital mobile networks that increase the frequency capacity of iDEN systems to a level that is competitive with that of cellular and PCS systems. Companies such as Nextel Communications (in the U.S.), Clearnet Communications (in Canada) and Tricom (in Mexico) have acquired licenses for iDEN two-way radio channels in their respective operating areas and are offering wireless voice services over their networks. A derivative SMR technology known as "TETRA" or "Terrestrial Trucking Radio" is becoming an increasingly popular technology in Europe.

     Paging. Paging is a method of wireless telecommunications that uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate a subscriber's pager (a pocket-size radio carried by the subscriber). The radio signal causes the pager to emit a beep or vibrate and to provide the subscriber with information from the caller in the form of a voice, time, numeric or alphanumeric message. "Two-way" data applications, which allow the subscriber to acknowledge and reply to messages and therefore require system designs akin to cellular and PCS networks, have been implemented. The infrastructure equipment utilized by a paging company is not as elaborate as the infrastructure equipment which must be installed to transmit a cellular or PCS signal. A tower, therefore, can usually accommodate more paging antennae than cellular or PCS antennae.

     LMDS and Other Services. Local Multipoint Distribution System ("LMDS") is a fixed broadband point-to-multipoint system which provides an alternative for offering local exchange service, wireless telephony, data, internet access, video and other broadband services. LMDS services, wireless cable, wireless local loop (a system that eliminates need for a wire loop connecting users to the public switched telephone network), digital audio radio satellite systems and satellite and wireless high speed data services represent other areas of the wireless communications industry being developed by operators in the U.S. and abroad. In the United States, Teligent, Winstar and ARTS are operating the first stages of their LMDS networks, and plan to construct nationwide networks in the near future.

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

     There is currently underway an initiative by the International Telecommunications Union ("ITU") and regional standards bodies to define a single next generation technology standard for the Americas, Europe, Japan, Korea and China, to be known as "3G." This next generation of service will enable carriers to deploy key capabilities that current so-called "2G" wireless technologies such as TDMA, CDMA and GSM are unable to support, provide open standards and architecture and lower cost, higher capacity and improved performance. Anticipated 3G capabilities include wireline quality voice service, collaborative working between multimedia and high speed data, user customization allowing the subscriber better control over features such as voicemail routing, announcements and call screening, mobility-enabled services such as vehicular navigation and emergency services, wireless local loop capabilities, seamless global roaming, zone identification and billing and satellite interworking. The ITU has received numerous proposals from several countries and standards groups recommending specifications for the new standard and has formed an operators' standards forum for the purpose of forging a consensus with respect to the new standard among operators, vendors and standards groups. It is anticipated that the adoption of 3G will create additional licensing activity globally to allocate spectrum for implementation of these new technologies and services.

  Operation of Two-Way Wireless Systems

     Two-way mobile wireless service areas are divided into multiple regions called "cells," each of which contains a base station consisting of a transmitter, a receiver and signaling equipment, located on a telecommunications tower. The cells are typically configured on a grid pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. Cellular system cells generally have a radius ranging from two miles to 25 miles. PCS system cells have a radius ranging from approximately one-quarter mile to approximately 12 miles, depending on the PCS technology being used and the terrain. The base station in each cell is connected by microwave, fiber optic cable or telephone wires to a switch, which uses computers and specially developed software to control the operation of the wireless telephone system for its entire service area. The switch controls the transfer of calls from cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Since each cell site requires a telecommunications tower and engineering and site acquisition services, growth in the number of cell sites is one of the key drivers of demand for the Company's telecommunications services and telecommunications towers.

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

     Each wireless network is designed to meet a certain level of subscriber density and traffic demand and to provide a certain geographic coverage. Each transmission over the wireless network requires a certain amount of radio frequency, so a system's capacity is limited by the amount of frequency that is available. The same frequency can be reused by each separate transmitter, subject to certain interference limitations. The design of each wireless system involves placement of transmission equipment in locations that will make optimal use of available frequency based upon projected subscriber usage patterns, subject to availability of such locations and ability to use them for wireless transmissions under applicable zoning requirements.

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

  Wireless System Life Cycle

     Set forth below is a description of the life cycle of a typical wireless system.

     Phase 1. In Phase 1, the operator is pursuing the licenses necessary to build and operate the system. A rough engineering design is often required to determine construction costs and revenue generating ability of the system.

     Phase 2. Phase 2 involves the actual design and build-out of the wireless system. Detailed site location designs are prepared, interference to or from co-located antennae is checked, site performance is measured after completing construction and, finally, the site is optimized to work with neighboring sites. As part of this process desirable cell site locations are identified and a site acquisition team will identify potential telecommunications towers or parcels for construction of a telecommunications tower within the desired geographic area, obtain rights, including required regulatory permits, for the operator to utilize existing towers or construct new towers and, in the case of tower construction, oversee the construction process. Wireless network operators (even the few which have sizable internal engineering staffs) typically rely on outside RF engineering companies, such as the Company, for Phase 2 engineering services and often rely on outside parties to oversee the site acquisition and construction process. Depending on the size of the system, this phase can involve from four RF engineers for a typical small system, to 15 RF engineers for a typical medium-sized system and up to 100 RF engineers for a nationwide deployment over a period of 12 to 24 months. The Company believes that globally the number of RF engineers available on an outsourcing basis is limited.

     Phase 3. As the number of subscribers handled by the wireless system increases, the system enters Phase 3, the expansion of the system by adding cell sites or using other techniques to increase system coverage and capacity. The system must also be optimized to meet the increased subscriber usage from the new cell cites and to provide increased quality and coverage. In network expansions, the operator typically continues to rely on the RF engineering company and the external site acquisition team, such as the Company, to design and implement the expansion and make optimization adjustments to the existing system.

     Phase 4. Eventually the system will enter Phase 4, in which the operator must achieve greater efficiencies in service provision in order to compete in areas where there are multiple system operators. In most European countries and Australia, certain systems have entered Phase 4. In the U.S., with the construction of new PCS systems in areas that already have two cellular systems and with the rollout of a national iDEN system by Nextel Communications, wireless networks are reaching Phase 4. Competing systems in Phase 4 generally have the same network coverage; thus, competition is focused primarily on price and call quality.

  Services for the Wireless Industry

     The planning, geographic layout, build out and operation of a wireless network requires significant RF engineering work. The RF engineers must design the wireless network to meet the operator's requirements for transmission over the wireless network, which requirements are based upon a projected level of subscriber density and traffic demand and the coverage area specified by the operator's license or cost-benefit decisions. In addition to meeting basic transmission requirements, the RF network design must make optimal use of available radio frequency and result in the highest possible signal quality for the greatest portion of projected subscriber usage within existing constraints. These constraints may be imposed by cost parameters, terrain, limitations in the license, interference with other operators, availability of cells, applicable zoning requirements and other factors. Based on these initial technical guidelines, desired cell site locations are identified. This process is known as identifying "search rings."

     The RF engineering work performed in connection with both initial system design and buildout and subsequent system redesign and expansion must be coordinated with cell site acquisition activities. A site acquisition team identifies those potential sites within a given search ring (i) which most closely match the RF engineering specifications; (ii) can be leased; (iii) are suitable for construction; and (iv) are amenable to obtaining zoning and other required permits. The most desirable sites fitting these criteria are further analyzed by the RF engineers in the context of demographics, traffic patterns and signal characteristics. If necessary, the RF engineers may re-design their initial search rings to identify other suitable target locations.

     After a suitable site has been identified, the site acquisition team obtains either (i) a long-term lease for a rooftop or tower site, or (ii) in the case of a tower site, an option to purchase the property. In the case of a tower site, the site acquisition team will also obtain a title report on the site, conduct a survey of the site, obtain an environmental survey of the site and conduct a soil analysis of the site.

     The site acquisition team will also prepare all necessary zoning applications, attend any necessary zoning hearings and obtain necessary land use permits to begin construction or install equipment. Once the necessary site acquisition steps have been completed, materials to construct a multi-tenant tower are ordered from a tower fabricator. During this phase of development, construction budgets and schedules are prepared, sub-contractors are hired where necessary and construction begins. Construction involves, in the case of a tower site, clearing the site, laying foundations, bringing in utility lines (including interconnection with a local telephone provider) and constructing the multi-tenant tower, and, in some cases, shelters or buildings to house electronic equipment and, in the case of a rooftop site, assembling the necessary equipment.

  Use of Telecommunications Towers

     Telecommunications towers are one of the primary infrastructure components for wireless communications services such as cellular, PCS, SMR, iDEN, microwave and paging. Wireless communications networks include transmission equipment such as antennae, transmitters and receivers placed at various locations throughout the covered area. These locations, or communications sites, utilize towers, rooftops and other structures upon which such equipment is placed. Antennae are typically placed on rooftops and other high structures in urban areas and on towers in suburban and rural areas and along major interstate highways.

     There are three types of towers, "lattice" and "monopole," which are both self-supporting, and "guyed," which is supported by a series of cables attached to the tower and anchored in the ground at points around the tower. A lattice tower is usually tapered from the bottom up and can have three or four sides of open-framed steel supports. A monopole is a free-standing tubular structure. Lattice towers can reach up to 1000 feet, monopoles typically range in height from 50-200 feet and guyed towers can reach 2000 feet or more. Guyed towers require significantly more land and encounter more resistance in obtaining zoning approvals. The height of the tower is an important factor in determining the number of tenants that may use the tower. A typical tower of 200 feet can accommodate three to four cellular, iDEN or PCS operators and four to six LMDS or paging operators. A tower five or ten times as high can accommodate a proportionately greater number of tenants. The type of multi-tenant tower being constructed may determine whether a zoning application will be readily approved. Due to their tubular low profile design, monopole towers are generally preferred by local zoning boards in comparison to guyed and lattice towers. Guyed towers encounter the most resistance because of their height and site size requirements.

     Regardless of type or size, towers are fixed structures that require only minimal maintenance to prevent rust and corrosion and to maintain warning lighting for aircraft. Tower operators generally have little customer turnover since tenants generally do not relocate their antennae given the significant costs associated with re-engineering and relocation and the operation and maintenance of towers requires minimal on-site inspections. Furthermore, towers are not subject to significant obsolescence risks because all types of wireless communication require antennae that must be attached to towers, rooftops or other high structures.

     Wireless carriers generally own the towers used in their networks and historically have not made space available to other carriers, except where required by local conditions. However, wireless carriers have begun to outsource the ownership and management of the communication towers contained in their networks in an effort to conserve their capital and focus their operations primarily on activities that build subscriber growth. Accordingly, industry analysts believe that wireless carriers will seek to sell the approximately 30,000 towers located in the United States they currently own to independent tower companies. Several contracts for large tower sales were announced in 1998 and early 1999. Furthermore, in order to speed new network deployment or expansion and to generate efficiencies, carriers are increasingly collocating transmission equipment with that of other network operators. The need for collocation has also been driven by regulatory restrictions and the growing trend by municipalities to slow the proliferation of towers by requiring that towers accommodate multiple tenants.

     During the mid-to-late 1980's, a number of independent owners of towers began to emerge. These independent tower operators focused on owning and managing towers with multiple tenants by adding lessees to existing and reconstructed towers. These operators were mostly small business owners with a small number of local towers. In the last few years, several larger independent tower operators have emerged as demand for wireless services has continued to grow and as additional high frequency licenses have been awarded for wireless services (including PCS, narrowband paging and wireless local loop), each requiring networks with extensive tower infrastructure. These independent tower operators have sought to acquire smaller operators as well as suitable clusters of towers formerly owned by carriers and broadcasters in order to establish regional and national "tower footprints."

     The Company believes that, in addition to the favorable growth and outsourcing trends in the wireless communications industry, independent tower owners benefit from a number of favorable characteristics: (i) the ability to efficiently increase the pace of the deployment of new networks, (ii) the ability to avoid costly zoning and licensing disputes entailed by citizen opposition and to obtain approval from local zoning/planning authorities, who favor single towers with multiple tenants for safety, environmental and aesthetic reasons; (iii) the ability to lease sites to multiple wireless operators at costs otherwise not obtainable for a single tenant; (iv) the ability to have a predictable and stable recurring revenue stream; and (v) the ability to add additional tenants to existing towers and increase operating revenues without increasing operating costs.

TELECOMMUNICATIONS SERVICES AND TOWER OWNERSHIP AND MANAGEMENT

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

     Originally, RF engineering focused principally on the cellular industry. Although the services provided by various wireless technologies may be similar, the engineering requirements of each system are different. As new wireless technologies were introduced, the Company developed engineering solutions for the different forms of wireless transmissions. In order to distinguish itself from a competitive standpoint, as a complement to the foregoing activities, the Company expanded its service offerings in 1994 to include program management services involving the deployment or management, on a turnkey basis, of wireless systems. These services include systems integration, site acquisition, site engineering, construction management, installation and commissioning, and customer training services. The Company further expanded the range of its offerings to wireless network operations in January 1997 to include telecommunication tower ownership and management offered by Microcell. This affords wireless network operations the opportunity to finance and outsource the ownership and maintenance of the transmission towers utilized in their networks.

     The Company recently announced a new strategy to focus on its core telecommunications services business and leverage this core business to expand its position in the tower ownership and management business, thereby enabling it to offer wireless network operators a more expansive integrated solution for accomplishing many of the significant tasks involved in system design, buildout and operation. As part of this strategy the Company has decided to divest itself of the Products Businesses.

  Telecommunications Services

     RF Engineering and Program Management Services. Through its Telecom Services Group the Company provides a variety of RF engineering and program management services over the four phases of the life cycle of a wireless telecommunications system, as follows:

          Phase 1 Services. The Company's engineers help prepare applications for network system operators seeking licenses in formal government license grant processes. The Company also has assisted foreign governments in preparing Requests for Proposals ("RFPs") and analyzing responses thereto. The Company has assisted in preparing winning applications in several (approximately nine) license tender processes worldwide, including the second nationwide cellular license in Germany, the first cellular license in Bombay, India and, most recently, a license in Belgium. The Company's involvement in successful tenders has generally led to follow-on contracts with winning applicants as they implement new systems.

          Phase 2 Services. The Company offers a full range of deployment services including analysis of customer expectations for network coverage, capacity and other requirements, analysis of interference and other technical factors affecting coverage, capacity and performance, identification and rank of desirable cell sites, preparation of regulatory filings (FCC, FAA, zoning, land use and others) required for system deployment and attendance at regulatory hearings, assistance with systems deployment, including identification and site acquisition and construction management services, measurement of network performance and optimization of systems.

          Phase 3 Services. The Company's services are used by existing system operators to plan system expansions to accommodate subscriber growth, incorporate improvements in technology, improve system performance and achieve efficient use of available radio spectrum. The Company also assists in capacity expansion planning and technology changeovers, such as conversion from analog to digital technology.

          Phase 4 Services. As multiple service providers offer competing services in the same service area, network operators will require additional engineering services focusing on the achievement of cost savings and quality enhancements within the existing coverage area. These services include system analysis and network management, including redistribution or elimination of cell sites, cost management, measurement of network performance, including "benchmarking" performance against that of competitors, and technology and network upgrades.

     Most of the Company's RF engineers are based in McLean, Virginia, but spend significant periods (approximately one to nine months per year) at customer sites. The Company is one of the world's largest independent providers of RF engineering and wireless network design services. The Company believes that its large number of RF engineers enables it to respond quickly to customers who may require the Company to staff a major project on a timely basis. In addition, the Company believes that the wide-ranging experience of its RF engineers, including exposure to and participation in the standards-setting process for new digital technologies, helps the Company understand the changing marketplace for wireless communications and for engineering services and products to support the wireless industry. Since a large number of its RF engineers work on customer sites, the Company is able to develop an understanding of many of the issues of importance to its customers and uses this information in planning. The Company also believes that the various nationalities of its RF engineers provides the Company with an understanding of different practices in business and wireless telephony in many countries around the world that will assist the Company in continuing to pursue international opportunities. Finally, the Company believes that its involvement in various Phase 1 activities affords it superior opportunities to identify the likely participants, including potential operators and equipment vendors, in a network and to market its telecommunications services and tower ownership and management business to those entities.

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

     Revenues from telecommunications services represented approximately 99.0% of revenues for 1998.

  Telecommunications Tower Ownership and Management

     Tower Ownership. Since January 1997, the Company has been offering wireless network operators the following arrangements with respect to the transmission towers utilized in their networks: (i) build a multi-tenant tower to suit the initial committed network operator's specifications or requirements (including site location), lease space to that operator on a long term basis and seek to lease space to other operators, (ii) purchase existing towers from network operators, lease back space to the existing users and seek to lease space to new operators or (iii) lease space on an existing tower owned by it or to be built to its own specifications.

     Build to Suit. To date, the Company has constructed most of its towers on a build-to-suit basis. The Company constructs towers after signing an antennae site lease agreement with an anchor tenant and determining that the Company's capital investment will deliver adequate returns based on a number of factors, including collocation opportunities, zoning and permitting issues, cost of construction and land lease costs. Operators of new wireless networks, or networks that are being expanded, have been willing to enter into long term leases for towers constructed to meet their requirements.

     Tower Acquisitions. The Company plans to pursue acquisitions of existing domestic and international telecommunications towers. The Company evaluates acquisitions based on the location of the tower, the ability to add tenants, the purchase price, competitive conditions and the expected rate of return. The Company believes that the domestic multi-tenant tower acquisition market is highly competitive in comparison to most foreign markets and that the purchase price for towers outside the U.S. will be more favorable. As a result, the Company believes some of its acquisitions will be of international towers. The Company believes that its on-site presence in providing telecommunications services to its global customer base will enable it to identify or create tower acquisition and build to suit opportunities.

     Constructing without Anchor Leases. On occasion, the Company has built new multi-tenant towers prior to obtaining written lease commitments in areas where it believes wireless network expansion is likely to occur in the near future.

     Existing Tower Portfolio. At December 31, 1998, the Company, through Microcell, owned 65 completed telecommunications towers (each with at least one contractually committed tenant), and was in the process of acquiring sites for, or undertaking construction of, another 132 telecommunications towers (127 of which had a contractually committed tenant). These towers are located primarily in North Carolina, South Carolina, Virginia, Indiana and Michigan.

     Tower Construction. The Company, directly or through subcontractors, construct multi-tenant towers for the purpose of owning and operating such multi-tenant towers for the production of rental income. Construction of multi-tenant towers includes: (i) RF engineering and design; (ii) site identification; (iii) site acquisition; (iv) zoning and permitting; and (v) site construction.

     Tower Leasing.

     Tenants. The Company leases available antennae space on its towers. The number of tenants on a multi-tenant tower depends on the size of the tower, the terrain and the wireless technologies employed by the users. A typical 200 foot tower can accommodate three cellular/PCS/iDEN tenants and four to six paging, private radio and LMDS tenants. The number of tenants that can be accommodated increases proportionately with the height and the engineered wind loading characteristics of the tower. The Company can lease antennae space to any wireless carrier, with any frequency spectrum allocation, using any type of technology. As a result, the Company believes that a tower business is well positioned to benefit from the growth in wireless communications regardless of which particular technologies or applications are successful.

     Leases. The Company generally receives monthly lease payments from customers under written site leases. A significant portion of the Company's outstanding customer leases are for an initial term of ten years and provides the tenant with three renewal options of five years each. The industry has recently favored leases with an the initial lease term of five years and with four renewal options of five years each.

     Pricing Plans. The Company offers its anchor tenant (i.e., the tenant from whom the tower was acquired or for whom the tower was constructed) three pricing options: (i) a variable rate plan; (ii) a flat rate plan; and (iii) a fixed rate plan. Under the variable rate plan, an anchor tenant's initial base rent is determined based on the build cost and the ground rent of the tower site. This initial base rental is reduced as other tenants are added to the tower. Rent for non-anchor tenants is based on prevailing market rates. The non-anchor tenants are not eligible to participate in the rental reduction program available to anchor tenants under this option. Under the flat rate plan, the base rent of the anchor tenant is determined by the build cost and land rent but is not reduced as other tenants are added to the tower. The Company also offers a fixed rate pricing plan where the monthly rental charge for an anchor tenant is not based on the build cost or land rent applicable to a specific tower site. Under this pricing plan, the monthly rental payment for the anchor tenant is determined in light of (i) the size, number and weight of the antennae; (ii) the location of the tower; (iii) the competitive environment; (iv) the height requirements of the specific tower. Pricing for all subsequent non-anchor tenants is market driven.

     Low Tenant Turnover Rates. The Company has not encountered and does not believe that it will encounter any significant tenant turnover since a tenant desiring to relocate to a new tower must redesign and reconfigure the network the aggregate cost of which is far greater than any potential savings in site rental expense.

     Increase Utilization of Tower Capacity. The Company seeks to increase the number of tenants that may be served on a tower. Because most tower costs are fixed, leasing additional space results in minimal additional expenses generating significant increases in operating cash flow. Once the Company has identified a site for construction or entered into a binding tower acquisition agreement, the Company immediately commences marketing activities to potential tenants.

     Tower Management and Maintenance. The Company generally owns, operates and manages all of the multi-tenant towers it has acquired or constructed. The Company provides its tenants with routine tower maintenance. Typically, these services are performed by subcontractors; however, where clusters of towers exist, the Company may hire personnel to provide site maintenance services.

CUSTOMERS AND BACKLOG

  Customers

     The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international cellular operators, including British Telecom, France Telecom, Mannesmann and Korea Mobile Telecom; companies building or proposing to build PCS systems, including AT&T Wireless Services and Pacific Bell Mobile Services; operators of iDEN systems, including Nextel Communications; and operators of two-way messaging systems. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis.

     In 1998, Nextel Communications and Bell South accounted for approximately 17.2% and 15.9%, respectively, of the Company's revenues and were the only customers accounting for 10% or more of the Company's revenues. The Company has an agreement with Nextel Communications pursuant to which Nextel Communications is committed to pay a minimum amount until October 1999 for the purchase of RF engineering services in connection with the design and operation of its digital mobile telephone systems in the United States (including Alaska and Hawaii), Puerto Rico and/or the U.S. Virgin Islands.

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

          - In the U.S., the Company is assisting its cellular customers in implementing the North American digital cellular standards (i.e., TDMA, CDMA and others).

          - The Company has designed, or is currently designing, GSM digital cellular networks in the U.S., Germany, The Netherlands, Belgium, France, Italy, Portugal, Malaysia and other nations.

          - The Company has designed, or is currently designing, iDEN systems throughout the U.S. and in Brazil, Canada, Mexico and China.

          - In the U.S., the Company is supporting narrowband PCS clients with INFLEXION(TM) and REFLEX(TM) standards.

     The Company is constructing towers for Centennial Communications and Carolina PCS and anticipates that it will build to suit up to 118 towers during 1999.

  Backlog

     The Company has entered into long-term contracts with customers for the provision of the Company's services. As of December 31, 1998 the Company had a total backlog of $15.2 million, consisting of $6.9 million relating to services and $8.3 million relating to tower ownership and management. The Company includes in its backlog only committed fees or purchase prices specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue.

     The principal portion of the Company's present backlog arises from Nextel Communications, which represents approximately $4.1 million (or 27.0%) of the overall backlog. Since the Company's backlog is subject to significant timing uncertainties, the Company cannot accurately predict the portion of the backlog that will be filled within the current year, but expects that it will not fill at least $6.9 million of its overall backlog in 1999. There can be no assurance that the contracts included in the backlog will actually generate the specified revenues or that the actual revenues will be generated within any particular period.

SALES AND MARKETING

  Telecommunications Services

     The Company markets its telecommunications services to operators of wireless telecommunications networks in North America, Europe, the Middle East, Africa, Asia-Pacific and Latin America. The Company markets primarily through its executives, project managers and RF engineers and other technical professional staff. Customers generally have engineers involved in their procurement decisions, and the Company's engineers work closely with the customer's engineers to help them understand the Company's services and their advantages compared to those of the competition. The Company also utilizes independent distributors and sales agents to supplement its sales force outside the U.S. where business practices or customs make it most effective to proceed through local companies. The Company utilizes the offices of its British subsidiary to supplement its European sales efforts and the offices of its Brazilian subsidiary to supplement its Latin American sales efforts and has established a regional sales office in the Asia-Pacific region. The Company's managers are compensated in part on revenues generated compared to revenues forecasted and receivables collected.

     Additional business from existing customers is pursued through the joint efforts of both the project manager, the RF engineers and other technical staff who have developed a service relationship and worked closely with the customer's engineers. This combination gives the Company an advantage in pursuing follow-on business.

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

     Purchases of the Company's services by customers often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with selecting the Company's services. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the Company's services do not meet the customer's particular needs. Therefore, large procurements of the Company's services involve lengthy selling cycles, often as long as nine months.

  Telecommunications Tower Ownership and Management Business

     The Company markets its telecommunications tower ownership and management business primarily through its executives with assistance from independent sales agents outside the U.S. where business practices or customs make it most effective to proceed through local companies. As part of its new strategy the Company intends to use its sales capabilities more effectively to generate new business opportunities.

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

  Telecommunications Services

     Engineering Services. The Company's competition in the provision of RF engineering services consists of (i) companies such as Wireless Facilities, Inc., Metapath Software International, Inc., Moffett, Larson & Johnson P.C., Teleworx, Inc. and Comsearch, Inc., which provide a full range of RF engineering services, (ii) companies that provide only a portion of the engineering services, which generally act as a supplement to a wireless operator's in-house engineering staff, (iii) telecommunications equipment vendors, which provide RF engineering services through subcontractors as part of larger turnkey projects, and (iv) the internal staffs of wireless network operators. The Company believes that it is able to compete effectively against competitors in RF engineering services procurements based upon its leadership position, pricing, reputation, experience, ability to provide its customers "one-stop-shopping," ability to deploy quickly a large number of RF engineers to a project and its relationships with major wireless operators. In particular, the Company believes that its existing customer base gives it a significant advantage in obtaining additional business for its existing and new services. The Company has been less successful in competing where the customer has a strong internal staff of wireless network operators or where RF engineering services are packaged with large equipment procurements supported by vendor financing.

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

  Telecommunications Tower Ownership and Management Business

     Competition in the telecommunications tower ownership and management business is becoming increasingly competitive with the emergence of several large independent transmission tower owners and operators, such as American Tower Corp., Crown Castle International, SpectraSite and Pinnacle Holdings, which own, or will own, significant tower portfolios. The Company competes for tenants and acquisition of tower and site opportunities with (i) other tower companies, (ii) wireless service providers that own and operate their own tower networks, (iii) broadcasters and (iv) site development companies which acquire antennae space on existing towers for wireless service providers, manage new tower construction and provide site development services. Other tower companies and wireless service providers that own and operate their own tower networks (in particular) generally are substantially larger and have greater financial resources than the Company. The Company believes that competition for tower acquisitions and new tower construction opportunities will increase and that additional competitors will enter the tower market. Some of these additional competitors have or are expected to have greater financial resources than the Company. The Company faces stiff competition in connection with (1) the procurement of tenants; (2) the acquisition of towers; and (3) the acquisition of suitable tower sites.

     A tower company's ability to attract tenants depends on the location of its towers and its leasing rates. Some tower companies own clusters of towers in areas where the Company conducts its operations and seeks to expand. Due to the location of these towers, some of these tower companies may be able to offer potential tenants more expansive coverage than the Company in a particular region. Some of these tower companies may also be able to offer potential tenants more desirable pricing options. Nevertheless, the Company believes that its ability to provide "turnkey" services using its RF engineering and other capabilities will distinguish the Company from other tower companies and may ultimately attract potential tenants notwithstanding the services and pricing options offered by its competitors.

     Many U.S. tower companies are competing for domestic acquisition opportunities. Most of these competitors are larger and have greater financial resources than the Company. The Company believes that competition for domestic acquisitions will increase and that the purchase prices for domestic towers may increase, thereby reducing the return to the owner. For this reason, the Company also intends to pursue international acquisition opportunities.

     The Company competes for sites with tower operators, including wireless communication operators and other tower companies. Some of the larger independent multi-tenant tower companies and the wireless carriers which own and operate their own tower networks have greater financial resources than the Company, possess larger in-house site acquisition teams than the Company and have cultivated affiliations with commercial real estate firms to assist and support their site acquisition endeavors. The Company believes that tower location, capacity and cost have been and will continue to be the most significant competitive factors affecting tower companies.

REGULATORY MATTERS AFFECTING THE TELECOMMUNICATIONS TOWER OWNERSHIP AND MANAGEMENT BUSINESS

  Federal Regulation

     Both the FCC and the FAA regulate towers used for wireless communication transmitters and receivers. Such regulations control the siting, marking and lighting of towers and may, depending on the characteristics of particular multi-tenant towers, require licensing of tower facilities. Wireless communication devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

     Regulations of both the FCC and the FAA require that any person proposing to construct or alter an object that may affect the navigable airspace give adequate notice to the FAA Administrator if the construction or alteration meets certain conditions. The FAA will use this information as the basis to evaluate the effect of the construction or alteration on aeronautical operational procedures, to determine the hazardous effect of the proposed construction or alteration on air navigation, to recommend the appropriate means to mark or light the facility being constructed or altered, to determine the appropriate measures to be taken for the continued safety of air navigation, and to notify airmen of the construction or alteration. Failure to comply with this notification requirement may lead to the assessment of civil monetary penalty.

     The FCC and the FAA have developed standards to be used when considering proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of a proposed antenna structure, the relationship of the height of the structure to the ground level of the structure and the proximity of the antenna structure to airways, airports, runways and the aircraft departure or approach paths from and to these airports and runways. All proposals to construct or to modify an existing antenna structure are reviewed by both the FCC and the FAA to ensure the structure will not be an obstruction to air navigation. If the FAA determines that, absent special lighting and paint, the structure would constitute a hazard to air navigation, the FCC will require special lighting and painting to maximize the visibility of the structure. Owners of telecommunication towers must maintain painting and lighting to conform to FAA standards. In certain situations specified by FAA regulations, there is a requirement that the FAA be notified within five days after the construction or alteration reaches its greatest height. Tower owners must also notify the FAA of any tower lighting malfunction or outage that lasts more than 30 minutes if that malfunction or outage affects the top steady-burning, or any flashing, light. Failure to comply with these requirements may lead to civil penalties. The Company generally indemnifies its customers against any failure by the Company to comply with regulatory standards applicable to the telecommunications towers owned by it.

     The Telecommunication Act of 1996 (the "Telecom Act") amended the Communications Act of 1934 by giving state and local zoning authorities jurisdiction over the construction, modification and placement of towers. The new law preserves local zoning authority but clarifies preemption of such authority by the FCC. The Telecom Act prohibits any action that would (i) discriminate between different providers of personal wireless services or (ii) ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecom Act requires the federal government to help licensees for wireless communication services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

     All antenna structures must comply with the National Environmental Policy Act of 1969 as well as other federal environmental statutes. The FCC's environmental rules place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the licensing of a particular tower site.

  Local Regulation.

     Local zoning boards govern the approval of new tower construction. Currently, there are hundreds of moratoria on tower construction in local communities nationwide. Industry experts estimate there have been in excess of 100 lawsuits filed by wireless carriers as a result of community actions taken to prevent wireless build-out. In addition, several local authorities are mandating co-location on new and existing towers, where possible.

  International Operations

     The development of the Company's international operations will require the Company to obtain the necessary approvals and remain compliant with the applicable local regulations.

ENVIRONMENTAL MATTERS

     Under various federal and local environmental laws, ordinances and regulations, an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes. Certain of such laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon knew of or was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination. In connection with its former and current ownership or operation of its properties, the Company may be potentially liable for environmental costs such as those discussed above.

     The Company believes it is in compliance in all material respects with all applicable material environmental laws. The Company has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material environmental non-compliance, liability or claim relating to hazardous substances or wastes or material environmental laws. However, no assurance can be given (i) that there are no undetected environmental conditions for which the Company might be liable in the future or
(ii) that future regulatory action, as well as compliance with future environmental laws, will not require the Company to incur costs that could have a material adverse effect on the Company's financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The Company intends to continue developing new services and enhance existing ones to maintain its position as a leader in RF engineering and wireless network design. Such services include benchmarking, optimization and fixed network engineering services.

DISCONTINUED OPERATIONS

     On March 26, 1999, the Board of Directors of the Company approved a plan of divestiture of the Products Businesses. This decision was the result of an analysis of the Company's businesses conducted by management and certain members of the Company's Board of Directors during the past several months. The Company believes that the long-term financial interests of the Company's shareholders would be best served by pursuing a strategy which focuses on the Company's core telecommunications services business along with the telecommunications tower ownership and management business to provide wireless operators with a more expansive integrated solution for accomplishing many of the significant tasks involved in system design, buildout and operation. The Company has engaged an investment banking firm to assist it in the disposition of the Products Businesses and expects to complete such disposition in 1999. Pending such disposition, the Company intends to operate its field measurement and analysis products business consistent with past practice, subject to implementation of various cost saving measures, and intends to reduce significantly the operations of its software tools business if such business is not sold in the near future. The Company currently anticipates that any gain on the sale of the Product Businesses would be sufficient to offset operating losses of such businesses to the date of sale, though there can be no assurance that this will be the case.

     The Products Businesses consist of software tools and field measurement and analysis products. Revenues from the Products Businesses were $33.8 million for the year ended December 31, 1998, approximately 27.9% of the Company's total 1998 revenues.

     The Company's software tools, which include databases for virtually all of the U.S. and many other parts of the world containing data useful in designing and implementing wireless networks, including data regarding terrain, building heights, land-use, highways and secondary roads, traffic volume, political boundaries, demographics and other parameters, are used by the Company's engineers and by customers to design wireless networks, optimize the performance of an existing network, adapt networks to demand growth and environmental changes and migrate networks to new technologies. As these software tools are used by the Company's engineers, a database for the particular customer network is generated based upon the actual design. The software and database are used by the customer pursuant to a license, and in many cases related maintenance support, following implementation of the network, become the foundation of the customer's design environment and record of network design, and are critical to subsequent expansion or enhancement of the system. The Company regards its software as proprietary and has implemented protective measures both of a legal and a practical nature to ensure that the software retains that status.

     The Company's line of field measurement and analysis products are used both by the Company's engineers and by customers in connection with system design and build out and the maintenance and improvement of operational systems. The Company's revenues from field measurement and analysis products are generated from sales or monthly rentals to customers and associated maintenance and upgrade fees.

     Each of the principal field measurement and analysis products is designed for use in wireless systems employing any of the major access technologies (TDMA, CDMA, GSM, iDEN, etc.) and may be utilized by network operators to measure the performance of other wireless systems. The Company assembles field measurement and analysis products by obtaining standard parts and components from a variety of computer and electronic vendors and specially configuring these components to produce the field measurement and analysis products. It also engages third party contractors to assemble certain of these products based on the Company's design specifications. The proprietary aspects of the Company's systems are primarily in the product design, the software provided with the equipment and the specific applications development designed for the customer. Equipment assembly, testing and quality control are performed by the Company at its McLean, Virginia and Oslo, Norway facilities. Certain components used in the Company's products are presently available from limited sources. To date, the Company generally has been able to obtain supplies of these components in a timely manner from these sources.

     The Company supports its field measurement and analysis products with software packages which provide comprehensive data analysis functions for coverage, interference, calls-in-progress and call quality. These programs organize, edit and analyze RF and navigation data for both digital and analog measurements. They provide detailed reports, multi-colored graphs and high resolution on-screen graphic displays which can be generated on a laptop computer for immediate field analysis.

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

     The Company's competition for the provision of software tools consists of
(i) the companies that provide the full range of RF engineering services along with related software, particularly Metapath Software International, Inc. and Comsearch, Inc., which compete vigorously with the Company in this area, (ii) a limited number of companies that have developed software tools but generally do not provide engineering services and (iii) the internal staffs of wireless network operators. The Company's competition for the provision of field measurement and analysis products consists of (i) full service companies and equipment vendors, particularly those specializing in field measurement and analysis products, principally Safeco Technologies, Inc., Comarco, Inc. and Erisoft and (ii) small independent entrepreneurial companies. The Company believes that its experience in providing a range of engineering and network services gives it an advantage in developing software and field measurement and analysis tools for use by engineers providing network design services, particularly because of the feedback it receives as a result of the use of the products by its own engineers.

     The Company intends to continue to use, and make available to its customers for use, these software tools, including databases, and field measurement and analysis products, as well as tools and products of other vendors, following the disposition of the Products Businesses. As part of such disposition, the Company intends to seek a license, a supply agreement or other contractual arrangement for such use from the acquirors of the Products Businesses as well as to enter into arrangements with other vendors. Although there can be no assurance that the Company will be able to make such arrangements on favorable terms, the Company expects to be able to make such arrangements on satisfactory terms. In addition, the Company anticipates that the software tools and field measurement and analysis products which will be available to it in the marketplace in the foreseeable future will be adequate for its requirements in performing telecommunications services.

RISK FACTORS

  WE MAY NEED ADDITIONAL FINANCING TO FUND OUR OPERATIONS.

     In order to conduct each of our telecommunications services business, tower ownership and management business and the Products Businesses as currently planned, we will require outside sources of financing. We currently have in place the credit facility with Chase under which we can draw up to the lesser of $10 million and our receivables borrowing base plus up to an additional $12.5 million assuming that Dr. Rajendra Singh, one of our founders and Interim President and Chief Executive Officer, provides specified collateral to secure such advances. Dr. Singh is not contractually committed to provide any collateral to Chase. Telcom Ventures has assured us that it intends to provide us with funding to cover any cash shortfalls we may have during 1999 in an amount not to exceed $12.5 million less the sum of amounts drawn under the credit facility in excess of $10 million plus amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including reaching agreement with us on applicable financing documents, and will apply only as long as Telecom Ventures directly or indirectly owns at least 40% of our outstanding common stock, other than any stock issued to MCI upon conversion of the MCI notes. We believe that the foregoing funding sources will be sufficient to cover our funding requirements for 1999. However, in the event that our actual requirements exceed our estimated requirements, the full $22.5 million is not available under the credit facility or the conditions to obtaining financing from Telcom Ventures are not satisfied and we are unable to find other sources of funding to cover any shortfalls resulting from the occurrence of any one or more of these events, we may need to scale back the scope of our overall operations.

  WE MAY NOT BE ABLE TO COMPLETE SALES OF THE PRODUCTS BUSINESSES ON FAVORABLE TERMS

     As part of our new strategy, we have decided to dispose of the Products Businesses. We may not receive a favorable price or terms within a reasonable period of time in a disposition transaction. We will continue to rely on the software tools and field measurement and analysis equipment produced by these businesses, and we intend to seek a license and a supply contract to use these tools and equipment as part of a disposition of the businesses. However, we may not be able to obtain a license or a supply contract on favorable terms. If we receive equity or other property for our businesses, we will be subject to the risks that the equity or property may not provide the expected value or level of return. Finally, the uncertainty among our employees and customers about the future that is generated by our decision to dispose of the Products Businesses may have an adverse effect on these businesses.

  WE MAY NOT BE ABLE TO COLLECT OUR ACCOUNT RECEIVABLES

     We are subject to credit risk with respect to our trade account receivables. As of December 31, 1998, we had trade account receivables, net of allowances for doubtful accounts, of $13.0 million. Although our existing and potential customer base is diverse, our dependence on significant customers increases the possibility of incurring material losses due to concentrations of credit risk. We incurred a substantial loss and took a special charge of $28.9 million in 1996 from the financial difficulties of Pocket and NextWave, two PCS license winners.

     In addition, the economic downturn and exchange rate fluctuations in the Asia-Pacific region has caused some customers in that region to experience difficulty in paying us in a timely fashion, either because of the need for additional financing or lack of hard currency to satisfy U.S. dollar denominated liabilities to us. As a result of the uncertainty associated with the collection of amounts due, we recorded additional reserves of approximately $1.5 million during 1997 to cover our potential Asia-Pacific region exposure.

     Wireless communications companies generally must make substantial capital investments and incur high fixed costs in order to enter new markets or offer new technologies or services. As a result, many of our customers operate with substantial leverage. This increases the risk that these customers may be unable to make all scheduled payments or may delay these payments. We frequently cannot enforce a policy of receiving payment within 30 days of issuing bills, especially in the case of customers who are in the early phases of business development. We try to use U.S. style payment terms in our international contracts, but many of our foreign customers will not agree to pay or do not pay their suppliers on these terms.

  THERE ARE POSSIBLE ADVERSE CONSEQUENCES OF OUR LEVEL OF INDEBTEDNESS

     We had $52.4 million of debt obligations as of December 31, 1998 consisting of the notes held by MCI, and $2.4 million under our credit facility. The two MCI notes, which are due in 2000, are exchangeable for common stock. We have previously deferred the exercise of our option to cause the notes to be converted into 2,841,099 shares of common stock, and will not have another opportunity to effect an exchange until August 1999. If we default under the MCI notes prior to this exchange (i.e. fail to pay principal or interest or become involved in bankruptcy proceedings), or if we default under the credit facility, there may be a material adverse effect on our business. The credit facility prohibits us from incurring additional debt and contains numerous other restrictive covenants. Some of the restrictions are described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Existing Indebtedness" in Item 7.

  WE EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS AND UNCERTAINTIES RELATING TO BACKLOG

     Our quarterly revenues and operating results have varied considerably in the past and are likely to vary considerably from quarter to quarter in the future. Fluctuations in our revenues depend on a number of factors, some of which are beyond our control. These factors include, among others:

          - the timing of receipt of new licenses or financing by potential customers;

          - the length of sales cycles;

          - changes in pricing policy by us or our competitors;

          - the timing of contracts; and

          - customer budget changes.

     Even after contracts are entered into, the timing of delivery of services depends in part on our customer's readiness to receive the services and the pace of the build-out of our customer's network. The timing of build-out in turn depends on many business decisions by our customer and provision of services and equipment by providers other than us. We significantly reduced our backlog in early 1997 as a result of the cessation and reduction of the services to be provided to Pocket and NextWave. We generally establish our expenditure levels for other operating expenses based in large part on our expected future revenues. If revenues fall below our expectations, our operating results likely would be adversely affected.

  AN UNFAVORABLE OUTCOME IN THE MICROCELL SHAREHOLDER LITIGATION MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

     In February 1999 the minority shareholders of Microcell filed suit against us, the directors appointed by us to the Microcell Board and Microcell itself, seeking rescission of the shareholders' agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver and unspecified monetary damages. While we believe that the case is without merit and we intend to contest this action vigorously, the outcome of any litigation is always subject to uncertainty. An unfavorable outcome may have an adverse impact on our business.

  WE DEPEND ON KEY PERSONNEL

     Our success depends to a significant degree upon the contribution of our executive officers and other key personnel. We have had two chief executive officers resign since December 1997. None of our executive officers has an employment agreement with us, other than an agreement terminable at will. We may not be able to retain our key managerial and other key personnel or to attract suitable replacements or additional personnel if required.

  WE DEPEND ON OUR PROFESSIONAL STAFF

     We receive the majority of our revenues from the efforts of approximately 400 professionals. The success of our business therefore depends on our ability to retain professional staff. Moreover, to achieve our present plans, we need to attract additional RF engineers and other technical professionals. There are a limited number of RF engineers, and many RF engineering companies and wireless network operators want to hire them. Intense competition for such personnel has at times made it difficult to recruit and retain qualified technical personnel. In the program management area, although the number of available professionals is greater, we have less experience in hiring and retaining qualified employees or professionals. We may experience difficulties in retaining and increasing our professional staff.

  DEMAND FOR TELECOMMUNICATIONS SERVICES MAY DECREASE

     The wireless telecommunications industry is undergoing significant changes that has reduced, and may continue to reduce, the demand for our services. Those changes include:

          - operators of mature wireless networks may use their own engineers instead of hiring us;

          - equipment vendors may offer design services and financing bundled with their equipment; and

          - delays in the deployment of networks.

     Operators of mature wireless networks may use their own engineers instead of hiring us. Over the last few years, operators of several mature wireless networks have reduced the amount of engineering services they buy from us and have been using their own engineers. We expect this trend to continue and to affect other types of wireless networks in the U.S. and internationally.

     Equipment vendors may offer design services and financing bundled with their equipment. Wireless network operators, particularly PCS operators and new international licensees, depend increasingly on wireless telecommunications equipment vendors to supply and to finance entire wireless networks. Those vendors only make financing available for services or products that the vendors do not provide directly if they have the right to select the providers of those services and products, including RF engineering and network design.

     We believe that the need of PCS and other wireless operators for vendor financing and the packaging of services by equipment vendors is turning some equipment vendors into competitors (since the vendors are providing engineering services, generally through a subcontract arrangement). It is also turning other vendors into customers, instead of the operators being our customers. We have established relationships with some major telecommunications equipment vendors and we provide services and products for wireless telecommunications projects in which they act as prime contractors. However, these arrangements are often less profitable for us than direct sales to the end user because the vendor generally submits a comparatively lower bid for the engineering work to secure or increase its profits on equipment sales. In addition, working through a prime contractor weakens our relationship with the network operator and may reduce our ability to obtain continuing business from the network operator.

     Delays in deployment of networks. We believe that demand for our services has been and will continue to be affected by delays or difficulties in deployment of networks in the U.S. and internationally. We generate a significant portion of our revenues from designing and building out networks for new licensees. In the U.S. the pace of PCS network deployment has been slower than expected, mainly because of the difficulties experienced by holders of PCS licenses in raising the necessary financing. We had agreements with Pocket and NextWave, the two top bidders in the C-block broadband PCS auction, to provide services and products totaling $115 million between 1996 and 2001. Both of them failed to pay us substantial amounts owing with respect to services and products we provided them and, in April 1997 and June 1998, Pocket and Next Wave, respectively voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. We suspended all work with respect to Pocket and NextWave, but we have not been able to collect a large portion of the amounts they owed us. Our total revenues for 1998 decreased 4.5% from total revenues for 1997. The decrease is primarily the result of a 16.9% decrease in engineering design services revenue caused by increased competition and a reduction in new system deployment in the United States. Thus, orders for network design and deployment from PCS licensees are subject to uncertainty.

  WE FACE INTENSE COMPETITION

     Telecommunications Services. We face intense competition in the market for wireless network design and program management services. Many other companies offer these services, and we believe that the number of other independent firms providing these services to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors are also developing capabilities competitive with those we provide.

     Some of our competitors have greater resources than ours. Also, some of our competitors have been founded by or have recruited senior engineering executives from our current or potential customers and may have better relationships with those customers than we may be able to develop. Increased competition contributed to the 16.9% decrease in engineering design services revenues from 1997 to 1998. The intense competition may continue to adversely affect our business.

     Towers. The telecommunications tower ownership and management business is also becoming increasingly competitive. We compete for tenants and acquisition of tower and site opportunities with:

          - other tower companies;

          - wireless service providers that own and operate their own tower networks;

          - broadcasters; and

          - site development companies which acquire antennae space on existing towers for wireless service providers, manage new tower construction and provide site development services.

     Other tower companies and wireless service providers that own and operate their own tower networks are generally substantially larger than us and have greater financial resources than we do. Since the tower business requires significant investment, having greater financial resources gives these companies a competitive advantage. We believe that competition for tower acquisitions and new tower construction opportunities will increase and that additional competitors will enter the tower market. Some of these additional competitors have or are expected to have greater financial resources than we do. If competition for tower acquisitions increases, we may have fewer opportunities to acquire towers and we may have to pay higher prices to acquire towers.

  WE DEPEND ON SIGNIFICANT CUSTOMERS AND LARGE CONTRACTS

     We derived approximately 74.4% of our revenues from our ten largest customers in the year ended December 31, 1998. Nextel Communications, our largest customer in the year ended December 31, 1998, accounted for approximately 17.2% of our revenues. Bell South accounted for an additional 15.9% of our revenues. Although our major customers generally have differed from year to year as we complete work under existing contracts and begin providing services under new contracts, we depend on having large contracts from some customers each year to meet our expected revenues. We may not continue to receive large contracts from customers. In addition, our contracts typically have provisions that permit customers to terminate their contracts under various circumstances, which include our nonperformance or unsatisfactory performance. Customers under long-term contracts may attempt to cancel or renegotiate those contracts.

     We derive a significant portion of our tower business revenues from a small number of customers. During 1998, our three largest customers accounted for approximately 69.0% of our revenues. AT&T, our largest customer for the year ended December 31, 1998, accounted for 40.2% of our revenues during this period. If we lose one or more of these major customers, or they reduce their utilization of our tower rental space and related network services, the prospects, financial condition or results of operations for our tower business may experience a material adverse effect.

  OUR LENGTHY SALES CYCLES RESULT IN HIGH COSTS FOR NEW BUSINESS GENERATION

     Purchases of our services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the services do not meet the customer's particular needs. Therefore, large procurements of our services involve lengthy selling cycles, resulting in a relatively high cost of new business generation.

  FLUCTUATIONS FROM OUR INTERNATIONAL OPERATIONS MAY HAVE AN ADVERSE RESULT ON OUR BUSINESS

     Approximately 46.0% of our revenues for 1998 were generated outside of the United States, and we expect this segment of our business to increase as a percentage of our revenues. Selling services in foreign countries are subject to various risks inherent in international business activities. Risks include:

          - the general economic and political conditions in each country;

          - the effect of applicable foreign tax structures;

          - tariff and trade regulations;

          - difficulties in obtaining local business licenses;

          - management of a geographically diverse organization; and

          - difficulties in complying with a variety of foreign laws and regulations.

     In addition, changes in the regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators, affect the level and timing of the demand for our services and products.

     Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries. In particular, the economic downturn and exchange rate fluctuations in the Asia-Pacific region has resulted in certain of our customers experiencing difficulty in paying us in a timely fashion and obtaining hard currency to satisfy U.S. dollar denominated liabilities to us. As a result of the uncertainty associated with the collection of amounts due, we recorded additional reserves of approximately $1.5 million during 1997 to cover our potential Asia-Pacific region exposure. In addition, during the two month period ended February 28, 1999, we recognized total foreign currency transaction losses of approximately $2.1 million related to our 1998 Latin American operations. The majority of these losses were from our Brazilian operations.

  OUR OPERATIONS ARE SUBJECT TO FEDERAL, STATE, LOCAL AND FOREIGN GOVERNMENT REGULATION

     The Company's services must comply with federal, state, local and foreign laws and regulations. Local regulations, particularly city or other local ordinances, zoning restrictions and restrictive covenants imposed by community developers, typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. These local regulations can delay or prevent new tower construction or site upgrade projects, and may increase costs associated with new tower construction. Existing regulatory policies may adversely affect the timing or cost of new tower construction, and additional regulations may be adopted which increase delays or result in additional costs to us. Our management cannot predict the legislation and regulations that will be enacted in the future, how existing or future laws or regulations will be enforced, or the cost to comply with new laws or regulations. Our customers may also become subject to new regulations or regulatory policies which adversely affect the demand for telecommunications sites.

  THE ACQUISITION AND CONSTRUCTION OF TOWERS COULD HAVE ADVERSE RESULTS

     Our tower operations have limited operating history and have generated operating losses and negative cash flow

     We began tower operations in 1997 with our purchase of Microcell and have only a limited operating history in that business. As a result of operating expenses and development expenditures, we have incurred operating and net losses to date. Operating losses for 1997 and 1998 were approximately $1.0 million and $3.3 million, respectively. At December 31, 1998, we had an accumulated deficit of $5.4 million. We expect to incur significant operating losses and to generate negative cash flows from our tower operations during the next several years while we develop this business and implement our tower acquisition and build-out strategy. The revenues from the tower operations may not grow or be sustained in future periods and we may not be able to achieve or sustain operating profitability or positive cash flow from operations in any future period.

     We need significant additional financing to pursue tower construction and acquisitions

     We currently estimate that Microcell will have at least $26.5 million of capital expenditures during 1999 for the acquisition and construction of telecommunications towers. There is approximately $13 million of additional availability under Microcell's revolving line of credit and security agreement with the Company. Therefore, to carry out its business plan, Microcell will need additional sources of debt or equity capital prior to the end of 1999. If Microcell cannot raise the necessary financing (from the Company or third party sources), it will need to scale back the scope of its planned tower build-out.

     Many factors may affect the construction of new towers

     Our ability to construct new towers can be affected by a number of factors beyond our control, including zoning and local permitting requirements, FAA considerations, availability of tower components and construction equipment and skilled construction personnel and bad weather conditions. Some communities have placed restrictions on new tower construction or have delayed granting permits required for construction. We may not be able to overcome these barriers to new construction in particular cases. Some of our anchor tenant leases contain penalty or forfeiture provisions in the event we do not complete the towers within specified time periods.

     Tower acquisitions may have adverse results

     We may not be able to identify, finance and complete future tower acquisitions on acceptable terms. We may not be able to manage and market available space on our towers profitably. These results may have a material adverse effect on our prospects, financial condition or results of operations.

     We may not be able to manage and implement our tower expansion strategy successfully

     Our pursuit and integration of acquisitions, build-to-suit prospects, investments, joint ventures and strategic alliances as part of our expansion strategy may impose significant strains on our management, operating systems and financial resources. We also anticipate that our operating expenses may increase significantly as we implement our strategy. If we fail to manage our growth or we encounter unexpected difficulties in carrying out our tower expansion strategy, the prospects, financial condition or results of operations for our tower business may experience a material adverse effect.

     Our towers are subject to natural disasters

     Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. Although we maintain insurance to cover the estimated cost of replacing damaged towers and to protect us from liability to third parties, this insurance is subject to certain limits. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers, may have a material adverse effect on our tower business.

  TITLE TO OUR REAL PROPERTY MAY BE CHALLENGED

     Our real property interests in our tower sites include fee interests, leasehold interests, private easements and licenses, easements and rights-of-way granted by government entities. For sites purchased in tower acquisitions, we generally obtain title insurance only on the most valuable fee properties and rely on title warranties from sellers with respect to other acquired properties. Our ability to protect our rights against persons claiming superior rights in tower sites depends on our ability to (i) recover under title policies, the policy limits of which may be less than the purchase price of a particular tower site; (ii) in the absence of title insurance coverage, realize on title warranties given by tower sellers, which warranties often terminate after the expiration of a specific period (typically one to three years); and (iii) realize on title covenants from landlords contained in lease agreements. Changes in law may affect the terms on which governmental entities have granted rights to us.

  WE MAY HAVE SIGNIFICANT EXPENDITURES TO COMPLY WITH ENVIRONMENTAL LAWS

     Our operations are subject to federal, state, local and foreign environmental laws, ordinances and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances, materials or wastes. Under certain of these environmental laws, an owner of real estate or a lessee conducting operations on real estate may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or wastes.

     Certain environmental laws also impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate knew of or was responsible for the contamination. Liability may exist whether or not operations at the property have been discontinued or title to the property has been transferred. The owner or operator of contaminated real estate also may be subject to claims by third parties for damages and costs resulting from off-site migration of the contamination. As an owner and operator of real property, we may be liable for environmental costs. The costs of compliance with existing or future environmental laws and any related liability may have a material adverse effect on our prospects, financial condition or results of operations.

  WE WILL DEPEND ON PROPRIETARY TECHNOLOGY OF OTHERS

     After we dispose of the Products Businesses, we will not own the rights to the technology embodied in our software products. Instead, we will license certain technologies from third parties pursuant to agreements which may not be perpetual in duration. The termination of one or more of these licenses, their renewal on terms materially less favorable to us or any other loss of the right to use such technologies (including loss of intellectual property rights by a licensor) could adversely affect our business.

     In addition, effective copyright, trademark or trade secret protection may be unavailable to our licensors or limited in certain circumstances. Third parties may assert infringement claims against us in the future that may require us to enter into royalty arrangements or result in costly litigation, damages or injunctive relief against us for which we may not be compensated by our licensors.

  YEAR 2000 ISSUES

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

     We have undertaken a program to address the Year 2000 Issue with respect to the following: (i) our information technology and operating systems; (ii) our non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of our major vendors and material service providers (insofar as they relate to our business activities with such parties); and (iv) our material clients (insofar as the Year 2000 Issue relates to our ability to provide services to such clients). We believe that we have substantially completed our Year 2000 modifications on mission critical applications.

     Internal Systems. We have invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable us to provide adequately for our information and reporting needs and which are also Year 2000 compliant. Substantially all of our internal systems have already been certified as Year 2000 compliant through testing or other mechanisms and we have not delayed any systems projects due to the Year 2000 Issue. We believe that the future costs associated with Year 2000 Issues for our internal systems will be insignificant and therefore not impact our business, financial condition and results of operations.

     Company Products. Our technical personnel have completed their assessment of the impact of the Year 2000 Issue on our products and determined that all active products determined to be non-compliant will be modified to be Year 2000 compliant or placed on our list of discontinued products. However, there can be no guarantee that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on our business, financial condition and results of operations.

     Third Party Systems. We initiated formal communications with all of our significant suppliers and large customers to determine the extent to which we are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. We have received responses regarding Year 2000 compliance from some of such third parties. The third parties that responded have indicated that their hardware and/or software is or is expected to be Year 2000 compliant.

     Contingency Plans. We are in the process of considering possible general contingency plans for Year 2000 failures. We intend to complete its determination of worst case scenarios after we have received and analyzed responses to substantially all of the inquiries we have made of third parties. As we progress in this process, we will develop remedial and contingency plans to address such risks. We expect to complete its contingency plans by June 30, 1999.

     Costs. We have utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. We have not separately tracked the costs incurred in connection with the Year 2000 effort, however, total cost associated with the required modifications and conversions is not material to our consolidated results of operations and financial position. The total costs of the program is being funded through operating cash flows.

     Risks. Although our Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 Issue on our business and operations, the actual effects of the issue and the success or failure of our efforts described above cannot be known until the year 2000. Failure by us or our major vendors, other material service providers or material clients to address adequately our and their respective Year 2000 issues in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

  RF INVESTORS' VOTING CONTROL MAY RESULT IN THE TAKING OF CERTAIN UNILATERAL ACTIONS

     RF Investors owns all of the outstanding shares our Class B Common Stock, which represents 92.2% of the combined voting power of both classes of common stock. Accordingly, RF Investors, its parent company Telcom Ventures and its equity holders are able, without your approval, to:

     - elect all of our directors;

     - amend our certificate of incorporation with respect to most matters or effect a merger, sale of assets, or other major corporate transaction;

     - defeat any non-negotiated takeover attempt;

     - sell its shares of common stock without your participation in the sale;

     - determine the amount and timing of dividends paid, if any, with respect to common stock; and

     - otherwise control our management and operations and the outcome of virtually all matters submitted for a stockholder vote.

     RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock (54.3% of the total outstanding shares of Class A Common Stock on March 23, 1999) to determine the outcome of any vote on which the holders of Class A Common Stock are entitled to vote together as a class.

     Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly own 75% of Telcom Ventures, are directors or executive officers. Mark Ein, a designee of the Carlyle Investors, 25% owners of Telcom Ventures, is also one of our directors.

     The Telcom Ventures and RF Investors limited liability company agreements provide that, for as long as the Carlyle Investors collectively owns at least 5% of the total membership interests of Telcom Ventures, Telcom Ventures and RF Investors must vote their stock in us:

     - to elect as our directors up to two persons recommended by the Carlyle Investors, upon the request of the Carlyle Investors; and

     - not to take any of the following actions without the consent of the Carlyle Investors:

          (a) approve any amendment to our certificate of incorporation or bylaws;

          (b) approve our incurrence of any debt (or the granting of security relating to the incurrence of debt) if as a result of the debt incurrence, our debt to equity ratio exceeds 6:1 or, if as a result of the debt incurrence, our total outstanding debt exceeds $50 million plus or minus, as the case may be, our cumulative net income or our net losses after January 1994;

          (c) approve any new affiliated party transactions with RF Investors, Telcom Ventures or the Singh family in excess of $150,000 or modifications to existing transactions, subject to certain limited exceptions;

          (d) approve the appointment as our independent accountants of a firm other than one of the "big five" accounting firms; or

          (e) approve certain events relating to our bankruptcy or insolvency.

     The RF Investors and Telcom Ventures limited liability company agreements provide for certain rights of the Carlyle Investors to cause the distribution to the Carlyle Investors, beginning September 30, 1999, of up to 25% of the common stock held by RF Investors. Such a distribution would still leave RF Investors with voting control over us.

  OUR RELATIONSHIP WITH TELCOM VENTURES MAY RESULT IN POTENTIAL CONFLICTS OF INTEREST

     Telcom Ventures, RF Investors' parent company, is principally engaged in making investments in wireless system operators and emerging wireless technologies. Directors of Telcom Ventures and its subsidiaries who are also our directors or officers have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also our directors and officers may be subject to conflicts of interest in transactions concerning us.

     We have entered, and will enter, into arrangements with Telcom Ventures and certain of Telcom Ventures' subsidiaries which provide for transactions and relationships between the parties or which otherwise affect us. Our company, RF Investors, Telcom Ventures, and the Telcom Ventures owners (the Singh family (including companies they own) and the Carlyle Investors) have entered into an intercompany agreement, by which, among other things, (i) the Singh Family group is limited in its ability to compete with us in our traditional lines of business and (ii) Telcom Ventures is limited in its ability to invest in entities whose primary business is to compete with us in our traditional lines of business, in each case until the earlier of (i) the date on which those owners no longer possess 51% or more of the outstanding voting power of our company or (ii) the occurrence of certain termination events specified in the intercompany agreement.

     Each of the Carlyle Investors (but not its affiliates) is limited in its ability to invest in entities whose primary business is to compete with us in our traditional line of business (excluding the program management and tower businesses) until the earlier of (i) the date on which the Carlyle Investor no longer owns, directly or indirectly, an interest in us or (ii) the occurrence of certain termination events specified in the intercompany agreement.

     We are free to pursue investment opportunities on our own, but we are obligated to refer to Telcom Ventures investment opportunities prior to offering the opportunities to any other third party. If Telcom Ventures does not elect to pursue the investment opportunity within five days, we will then be free to offer the opportunity to third parties. The intercompany agreement may not eliminate or reduce conflicts of interest or inconsistent fiduciary obligations.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 700 full-time employees. The Company believes that relations with its employees are good. None of its employees is part of any collective bargaining unit. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

ITEM 2.  PROPERTIES

     On December 31, 1998 the Company leased approximately 155,000 square feet of office space in McLean, Virginia pursuant to a lease entered into in May 1996, with an initial annual rent of approximately $2.9 million. The term of this lease is ten years, with two five-year renewal options. The company subleases approximately 28% of this space to third parties. The Company entered into another lease in May 1996 for approximately 10,000 square feet of office space in McLean, Virginia, with an initial annual rent of approximately $153,700. The term of this lease is five-years with three five-year renewal options. In January 1997 and June 1998 the Company signed amendments to the lease to expand into additional office space, bringing the total space leased at this property to approximately 35,500 square feet, with an annualized rent in 1998 of approximately $600,900. In February 1999, the Company agreed to return approximately 6000 square feet of leased space to the landlord. The Company has occupied a portion of the overall space at this location since May 1996 and since October 1997 has subleased additional portions thereof to other tenants. The Company believes that its facilities will be adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to various non-material legal proceeding and claims incidental to its business.

     On February 12, 1999, the minority shareholders of the Company's majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders' agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver and unspecified monetary damages. On February 16, 1999, the plaintiffs filed a motion to expedite and a motion for appointment of a receiver or custodian. The suit alleges breach of a fiduciary duty, usurpation of corporate opportunities, and waste of Microcell's corporate assets, tortious interference with Microcell's prospective business relations, and violations of the shareholders' agreement. The Company believes the case is without merit and intends to contest this action vigorously. Microcell and the Company have filed a motion to dismiss and have filed a separate action against certain of the minority shareholders for breach of fiduciary duties, tortious interference with business relations, defamation and commercial disparagement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since completion of the Offering in September 1996, the Class A Common Stock has been quoted on the Nasdaq National Market under the trading symbol "LCCI." As of March 27, 1999, there were 111 stockholders of record of the Class A Common Stock and, in excess of 3,000 beneficial holders thereof, and two stockholders of record of the Class B Common Stock. The following table summarizes the high and low closing sale prices of the Class A Common Stock by fiscal quarter for 1997 and 1998 as reported on the Nasdaq National Market:

QUARTER ENDED:                                                       1997
--------------                                                ------------------
March 31....................................................   $7.75 to $18.875
June 30.....................................................   $8.75 to $15.875
September 30................................................  $13.625 to $21.875
December 31.................................................   $12.50 to $25.00
QUARTER ENDED:                                                       1998
--------------                                                ------------------
March 31....................................................  $8.063 to $20.625
June 30.....................................................  $14.625 to $22.50
September 30................................................   $4.75 to $17.25
December 31.................................................   $3.00 to $4.8125

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

ITEM 6.  SELECTED FINANCIAL DATA

    Set forth below are (i) selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1998, which have been derived from the Company's audited Consolidated Financial Statements and
(ii) unaudited pro forma net income (loss) and net income (loss) per share data prepared as if the Company was treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1995. The selected consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.

                                                                   YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                      1994(2)   1995(2)    1996(2)    1997(2)    1998(2)
                                                      -------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Service...........................................  $41,063   $ 64,016   $ 93,156   $ 91,289   $ 86,328
  Tower ownership and management....................       --         --         --         --        860
                                                      -------   --------   --------   --------   --------
    Total revenues..................................   41,063     64,016     93,156     91,289     87,188
                                                      -------   --------   --------   --------   --------
Cost of revenues:
  Service...........................................   29,185     45,682     61,581     62,263     66,238
  Tower ownership and management....................       --         --         --         --        521
                                                      -------   --------   --------   --------   --------
    Total cost of revenues..........................   29,185     45,682     61,581     62,263     66,759
                                                      -------   --------   --------   --------   --------
Gross profit........................................   11,878     18,334     31,575     29,026     20,429
                                                      -------   --------   --------   --------   --------
Operating expenses:
  Sales and marketing...............................      445        446      1,200      2,466      3,843
  General and administrative........................    5,971      7,139     13,030     18,314     22,063
  Special charge (credit)...........................       --         --     28,920     (3,894)        --
  Restructuring charge..............................       --         --         --         --      1,256
  Non-cash compensation.............................    3,114      4,362      6,831        514        362
  Depreciation and amortization.....................    1,358      2,003      2,330      3,410      2,409
                                                      -------   --------   --------   --------   --------
    Total operating expenses........................   10,888     13,950     52,311     20,810     29,933
                                                      -------   --------   --------   --------   --------
Operating income (loss).............................      990      4,384    (20,736)     8,216     (9,504)
                                                      -------   --------   --------   --------   --------
Other income (expense)
  Interest, net.....................................     (221)    (2,193)    (2,125)    (2,553)    (1,397)
  Other.............................................      703      1,027      2,385      1,275       (618)
                                                      -------   --------   --------   --------   --------
    Total other income (expense)....................      482     (1,166)       260     (1,278)    (2,015)
                                                      -------   --------   --------   --------   --------
Income (loss)from continuing operations before
  income taxes......................................    1,472      3,218    (20,476)     6,938    (11,519)
  Provision (benefit) for income taxes..............      428      1,283     (8,745)     1,548     (4,561)
                                                      -------   --------   --------   --------   --------
Income (loss) from continuing operations............    1,044      1,935    (11,731)     5,390     (6,958)
Income (loss) from discontinued operations net of
  tax provision (benefit)...........................    3,926      2,805        447      2,185    (17,785)
                                                      -------   --------   --------   --------   --------
Net income (loss)...................................  $ 4,970   $  4,740   $(11,284)  $  7,575   $(24,743)
                                                      =======   ========   ========   ========   ========
Income (loss) per share:
Continuing operations:
  Basic.............................................                                  $   0.37   $  (0.45)
                                                                                      ========   ========
  Diluted...........................................                                  $   0.34   $  (0.45)
                                                                                      ========   ========
Discontinued operations:
  Basic.............................................                                  $   0.15   $  (1.15)
                                                                                      ========   ========
  Diluted...........................................                                  $   0.14   $  (1.15)
                                                                                      ========   ========
Net income (loss) per share:
  Basic.............................................                                  $   0.51   $  (1.60)
                                                                                      ========   ========
  Diluted...........................................                                  $   0.47   $  (1.60)
                                                                                      ========   ========

                                                                   YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                      1994(2)   1995(2)    1996(2)    1997(2)    1998(2)
                                                      -------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Unaudited Pro Forma Data:
  Pro forma income (loss) from continuing
    operations......................................            $1,931(1)  $(18,693)(1)
                                                                ========   ========
  Pro forma income (loss) from discontinued
    operations......................................            $2,798(1)  $ (2,076)(1)
                                                                ========   ========
  Pro forma net income (loss).......................            $4,729(1)  $(20,769)(1)
                                                                ========   ========
Pro forma income (loss) per share:
Continuing operations:
  Basic.............................................            $   0.17   $  (1.53)
                                                                ========   ========
  Diluted...........................................            $   0.19   $  (1.53)
                                                                ========   ========
Discontinued operations:
  Basic.............................................            $   0.25   $  (0.17)
                                                                ========   ========
  Diluted...........................................            $   0.20   $  (0.17)
                                                                ========   ========
Pro forma net income (loss)
  Basic.............................................            $ 0.42(1)  $  (1.70)(1)
                                                                ========   ========
  Diluted...........................................            $ 0.39(1)  $  (1.70)(1)
                                                                ========   ========
Consolidated Balance Sheet Data (at year-end):
  Working capital...................................  $23,942   $ 22,808   $ 49,840   $ 59,155   $ 14,471
  Intangibles, net..................................       --         --        354        368        572
  Total assets......................................   52,727     55,325     89,363     95,420     84,204
  Long term obligations.............................   23,930     28,627     50,807     50,210     50,115
  Equity (deficit)..................................   13,938       (244)     8,477     20,202        229

---------------
(1) Unaudited pro forma net income (loss) has been adjusted to reflect the pro forma effects as if the Company was a Subchapter C Corporation in 1995. Unaudited pro forma net income (loss) is net of a provision (benefit) for income taxes at an assumed effective income tax rate of 40%. The total amount of the pro forma provision (benefit) for income taxes was $3,153,000 and ($1,886,000) for the years ended December 31, 1995 and 1996, respectively. Weighted average shares used in the computation of pro forma net income per share was as follows:

                                                BASIC    DILUTED
                                                ------   -------
1995..........................................  11,364   14,205
                                                ======   ======
1996..........................................  12,211   12,211
                                                ======   ======

(2) In March 1999, the Company's Board of Directors adopted a Plan to dispose of the operations comprising its hardware and software segments (see note 4 to the Consolidated Financial Statements). Prior year balances have been restated to reflect these segments as discontinued operations.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and program management services to the wireless telecommunications industry. The Company has provided these services to operators of more than 200 wireless systems in more than 50 countries. In 1996 the Company entered the tower ownership and management business, which consists of acquiring, developing and managing telecommunications towers.

     The Company's revenues are generated through contracts for RF engineering and program management services, and lease revenue from its tower ownership and management business. The Company provides engineering services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides program management services on a time and materials or fixed price basis. The Company's service revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites.

     In March 1999, the Company's Board of Directors adopted a plan to dispose of the operations comprising its software and hardware segments. Software products develops software and data which support the design and operation of wireless communication systems. Hardware products are used in the implementation, testing and maintenance of wireless communication systems. The Company has engaged an investment banking firm to assist in the marketing and sale of these segments. The sale of the product segments are expected to be completed during 1999. (See note 4 to the Consolidated Financial Statements). The Company currently anticipates that any gain on sale of the segments would be sufficient to offset operating losses to date of sale.

     Service revenues consist of revenues from engineering design services and program management services. Tower ownership and management revenues consist of lease revenue from the leasing of space on telecommunications towers to wireless communication carriers. The leases generally have initial terms of 5 to 11 years and generally include multiple options to renew upon similar terms at the option of the leasee. In general, the lease terms include periodic adjustments to base rent. The Company derives a significant portion of its total revenues from its international customers (approximately 32.4% and 46.0% in 1997 and 1998, respectively). To date, its tower ownership and management revenues have come exclusively from the leasing of RF transmission towers in the United States.

     Cost of revenues consists of costs associated with engineering design and program management services and direct costs related to the tower ownership and management business. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company's marketing, sales and customer support plans. General and administrative expenses consist of the compensation, finance, information systems, professional services and office and occupancy costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key employees adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company's initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan. (See note 15 to the Consolidated Financial Statements).

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

     To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design, program management and tower ownership and management services.

RESULTS OF OPERATIONS

     Continuing Operations

     The following table sets forth certain items as a percentage of revenues from the Company's audited consolidated statements of operations for the years ended December 31, 1996, 1997, and 1998. The table and discussion which follows provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues:
  Service...................................................  100.0%    100.0%     99.0%
  Tower ownership and management............................     --        --       1.0
                                                              -----     -----     -----
          Total revenues....................................  100.0     100.0     100.0
Cost of revenues............................................   66.1      68.2      76.6
                                                              -----     -----     -----
Gross profit................................................   33.9      31.8      23.4
                                                              -----     -----     -----
Operating expenses:
  Sales and marketing.......................................    1.3       2.7       4.4
  General and administrative................................   14.0      20.1      25.3
  Special charge (credit)...................................   31.0      (4.3)       --
  Restructuring charge......................................     --        --       1.4
  Non-cash compensation.....................................    7.4       0.6       0.4
  Depreciation and amortization.............................    2.5       3.7       2.8
                                                              -----     -----     -----
          Total operating expenses..........................   56.2      22.8      34.3
                                                              -----     -----     -----
Operating (loss) income.....................................  (22.3)      9.0     (10.9)
                                                              -----     -----     -----
Other income (expense):
  Interest income...........................................    1.0       0.8       1.0
  Interest expense..........................................   (3.3)     (3.6)     (2.6)
  Other.....................................................    2.6       1.4      (0.7)
                                                              -----     -----     -----
          Total other income (expense)......................    0.3      (1.4)     (2.3)
                                                              -----     -----     -----
Income (loss) from continuing operations before income
taxes.......................................................  (22.0)      7.6     (13.2)
Provision (benefit) for income taxes........................   (9.4)      1.7      (5.2)
                                                              -----     -----     -----
Income (loss) from continuing operations....................  (12.6)%      5.9%    (8.0)%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues for 1998 were $87.2 million compared to $91.3 million for 1997, a decrease of $4.1 million or 4.5%. The decrease is primarily the result of a $13.8 million or 16.9% decrease in engineering design services revenue offset by a $8.8 million or 91.3% increase in program management services revenue and a $0.9 million increase in tower ownership and management revenue. The decrease in engineering design services revenue is primarily due to a decrease in billable hours between years as a result of increased competition, a slowdown in network deployment in the United States and a lack of effective sales and marketing efforts. North American and Asian revenue decreased, but were partially offset by increases in Europe and Latin America. The increase in Latin America is the result of new system deployment and the increase in Europe is the result of an increased Company presence in the region. The increase in program management services revenues is primarily a result of ceasing all work from Pocket and NextWave during the first quarter of 1997 as well as an increased volume of work in Latin America in 1998.

     Cost of Revenues. Cost of revenues was $66.8 million for 1998, compared to $62.3 million for 1997, an increase of $4.5 million or 7.2%. As a percentage of total revenues, cost of revenues was 76.6% and 68.2% for 1998 and 1997, respectively. The dollar increase is due primarily to an increase in program management services volume. The increase in cost of revenues as a percentage of total revenues is due to increased design engineering costs primarily as a result of decreased chargeability between years.

     Gross Profit. Gross profit was $20.4 million, compared to $29.0 million for the prior year, a decrease of $8.6 million or 29.6%. As a percentage of total revenues, gross profit was 23.4% and 31.8% for 1998 and 1997, respectively. The decrease in gross profit was due primarily to a decrease in chargeability related to the engineering design services business, offset by an increase in program management services and tower ownership and management volume.

     Sales and Marketing. Sales and marketing expenses were $3.8 million, compared to $2.5 million for the prior year, an increase of $1.3 million or 55.8%. The increase was due primarily to increased business development costs year over year as a result of the continued regionalization of the Company's business on a world wide basis.

     General and Administrative. General and administrative expenses were $22.1 million compared to $18.3 million for the prior year, an increase of $3.8 million or 20.5%. The increase was primarily due to costs associated with the growth of the Company's tower ownership and management business ($2.2 million), unsuccessful merger & acquisition activities, including the Company's proposed exchange of its hardware products business, and costs related to the office of the former Chief Executive of the Company and related changes thereto during 1998.

     Special (credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the special charge recorded in December 1996 related to Pocket Communications, Inc. and NextWave Telecom, Inc.

     Restructuring Charge. In October 1998, the Company's Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to continuing operations. The restructuring charge included $0.1 million related to the Company's services business, $1.1 million related to corporate general and administrative expenses, and $1.3 million related to the Company's products businesses. The charge was taken to cover the one-time costs associated with the closure of the Company's office in Dusseldorf, Germany, a reduction of approximately 70 non-billable full and part-time employees and the termination of approximately 30 contractors.

     Non-Cash Compensation. Non-cash compensation was $0.4 million for 1998, compared to $0.5 million for the prior year, a decrease of $0.1 million or 29.6%. The decrease is the result of certain awards becoming fully vested and related expense recognition completed.

     Depreciation and Amortization. Depreciation and amortization expense was $2.4 million for 1998 compared to $3.4 million for the prior year, a decrease of $1.0 million or 29.4%. The decrease is a result of certain equipment, primarily computer and related equipment, becoming fully depreciated.

     Interest Income. Interest income was $0.9 million for 1998 compared to $0.7 million for the prior year, an increase of $0.2 million or 22.0%. The increase is due primarily to earnings on funds held by the Company's overseas operations, offset by a decrease in earnings on funds held domestically.

     Interest Expense. Interest expense was $2.3 million for 1998 compared to $3.3 million for the prior year, a decrease of $1.0 million or 30.2%. The decrease is due primarily to a reduction in interest rates on the MCI convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

     Other Income (Expense). Other income (expense) was $(0.6) million for 1998 compared to other income of $1.2 million for the prior year. The decrease is due primarily to foreign currency transaction losses in 1998, the expiration of the 24-month distribution rights arrangement granted with the sale of the Company's 50.0% interest in Telemate S.A. in January 1996 and a reduction in income recognized from the Company's 33.3% joint venture with KTS. In July 1998, the Company acquired the remaining 66.7% membership interest in KTS, bringing its total membership interest to 100.0%.

     Provision (Benefit) for Income Taxes. The (benefit) for income taxes was $(4.6) million for 1998 compared to a provision of $1.5 million for the prior year. The benefit for income taxes was recorded in 1998 using a consolidated effective income tax rate of approximately 40.0%. The provision for income taxes was recorded in 1997 based on a consolidated effective income tax rate of approximately 22.3%. The reduced rate in 1997 is a result of a reduction in valuation reserves previously established as it was determined that the reserve was no longer required.

     Income (Loss) from Continuing Operations. Income (loss) from continuing operations was a loss of $(7.0) million in 1998 compared to income of $5.4 million for the prior year. Adjusting for the recovery of the special charge in 1997, non-cash compensation and the restructuring charge in 1998, income (loss) from continuing operations would have been $(6.0) million compared to $2.8 million for the prior year.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues for 1997 were $91.3 million, compared to $93.2 million for 1996, a decrease of $1.9 million or 2.0%. The decrease was primarily the result of a $6.8 million or 41.2% decrease in program management service revenue as a result of ceasing all work for Pocket and NextWave during the first quarter of 1997. Engineering design services revenue increased $4.9 million or 6.4% primarily as a result of an increase in billable hours.

     Cost of Revenues. Cost of revenues were $62.3 million for 1997, compared to $61.6 million for 1996, an increase of $0.7 million or 1.1%. As a percentage of total revenues, cost of revenues was 68.2% and 66.1% for 1997 and 1996, respectively. The increase is due primarily to an increase in engineering design services volume offset, in part, by a decrease in program management work.

     Gross Profit. Gross profit was $29.0 million, compared to $31.6 million for the prior year, a decrease of $2.6 million or 8.1%. As a percentage of total revenues, gross profit was 31.8% and 33.9% for 1997 and 1996, respectively. The dollar decrease is due to a decline in program management services volume as a result of ceasing all work for Pocket and NextWave in 1997. The percentage decrease was due to a decline in program management margins due to decreased utilization.

     Sales and Marketing. Sales and marketing expense was $2.5 million, compared to $1.2 million for the prior year, an increase of $1.3 million. The increase was due primarily to increased marketing efforts for the service businesses (including a $0.2 million increase in agent commissions) and the creation of a formal global business development effort.

     General and Administrative. General and administrative expenses were $18.3 million, compared to $13.0 million for the prior year, an increase of $5.3 million or 40.6%. The increase was primarily the result of costs associated with the Company's tower ownership and management business ($0.9 million) which was established in December 1996, costs related to becoming a public company ($1.2 million), office relocation costs related to the move of the Company's headquarter operations ($0.4 million), the establishment of a strategic initiatives function ($0.5 million), costs related to the Company's Brazilian operations ($0.8 million) which were new in 1996 and an increase in the allowance for doubtful accounts due to the continued aging of receivables from the Company's Asia-Pacific customers ($1.5 million). The economic downturn and exchange rate fluctuations in the Asia-Pacific region resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $1.5 million to cover potential Asia-Pacific region exposure and established procedures to require downpayment or use of letters of credit for certain Asia-Pacific sales.

     Special Charge (credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the $28.9 million special charge recorded in December 1996 related to Pocket and NextWave. Of the $3.9 million, $2.0 million represents payments received through June 1997 under the revised payment schedule established with NextWave on April 15, 1997 and $1.9 million represents additional payments of $2.0 million received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, income recognition of the entire $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Flows"). During calendar 1998, NextWave also sought court protection under Chapter 11 of the U.S. Bankruptcy Code.

     Non-Cash Compensation. Non-cash compensation was $0.5 million, compared to $6.8 million for the prior year, a decrease of $6.3 million or 92.5%. The balance recorded in the prior year includes additional compensation expense as a result of the increase in the deemed fair market value of the Company. In addition, certain awards became fully vested and related expense recognition was completed during 1997. Awards under the related compensation plans were converted to stock options in connection with the Company's initial public offering in September 1996.

     Depreciation and Amortization. Depreciation and amortization expense was $3.4 million, compared to $2.3 million for the prior year, an increase of $1.1 million or 46.4%. The increase was primarily the result of a generally higher capital asset base as compared to the prior year, in part as a result of the capitalization of $2.9 million for telecommunications towers.

     Interest Expense, Net. Interest expense, net was $2.6 million in 1997 compared to $2.1 million for the prior year, an increase of $0.5 million or 20.1%. Interest expense in 1997 results from $50.0 million of convertible subordinated debt ($30.0 million of which was assumed from Telcom Ventures in September 1996 as a result of the merger of LCC, L.L.C. with and into the Company), whereas during the prior year, the Company had a total of $20.0 million debt outstanding under its convertible subordinated debt instrument and up to an additional $20.0 million outstanding under the Company's credit facility. All amounts outstanding under the credit facility were paid from the proceeds of the Company's initial public offering in September 1996. The increase in interest expense, net results from the change in amount and mix of the debt as well as related interest rates.

     Other Income. Other income was $1.3 million in 1997, compared to $2.4 million in 1996, a decrease of $1.1 million or 46.5%. The decrease is primarily due to the gain recorded on the sale of the Company's 50% interest in Telemate S.A. in January 1996 ($0.5 million) and a decrease in the amount of income recognized from the Company's 33 1/3% investment in KTS in 1997 as compared to the prior year.

     Provision (Benefit) for Income Taxes. The provision for income taxes was $1.5 million in 1997, compared to a benefit of $8.7 million for the prior year. The provision for income taxes was recorded in 1997 based on an effective income tax rate of 22.3%. The provision for income taxes was recorded through September 26, 1996 assuming that the Company was a limited liability company. In addition, the Company recorded a one-time deferred tax benefit of $8.7 million in 1996 ($7.5 million related to continuing operations) as a result of its conversion from a limited liability company to a Subchapter C Corporation in connection with the merger of LCC, L.L.C. with and into the Company prior to the initial public offering in September 1996.

     Income (Loss) from Continuing Operations. Income (loss) from continuing operations was $5.4 million in 1997 compared to a loss of ($11.7) million for the prior year. As a percentage of total revenues, income (loss) from continuing operations increased to 5.9% from (12.6%) in the prior year. Adjusting for the special charge recorded by the Company in 1996, non-cash compensation, the recovery of special charge in 1997 and assuming an effective tax rate of 40.0% in 1996, income from continuing operations would have been $2.8 million compared to $9.2 million for the prior year.

DISCONTINUED OPERATIONS

     In March 1999, the Company's Board of Directors adopted a plan to discontinue the operations comprising its products businesses (see note 4 to the Consolidated Financial Statements).

     Product revenues for 1998 were $33.8 million compared to $64.0 million for 1997, a decrease of $30.2 million or 47.2%. The decrease is primarily a result of customer spending constraints due to cost cutting measures in the face of increased competition, the continued economic downturn in the Asia-Pacific region and a softness in the U.S. domestic market. In addition, release of the Company's next generation network propagation modeling tool has been delayed resulting in a significant reduction in software sales. Product gross profit was $11.4 million compared to $32.4 million for the prior year, a decrease of $21.0 million or 64.8%. The decrease in gross profit is due primarily to the decrease in volume between years. Operating losses were $24.8 million compared to income of $6.0 million in the prior year, a decrease of $30.8 million. The decrease was due primarily to the shortfall in revenue discussed above as well as a write-off of software development costs. The loss from discontinued operations was $17.8 million in 1998 compared to income of $2.2 million in 1997.

     Product revenues for 1997 were $64.0 million compared to $48.4 million for the prior year, an increase of $15.6 million or 32.1%. The increase was primarily due to an increase in field measurement and network analysis product revenues due to strong sales in North America, the ETP Acquisition in December 1996 and new product introductions during 1997. Product gross profit was $32.4 million compared to $22.0 million for the prior year, an increase of $10.4 million or 47.0%. The increase is due primarily to the increase in field measurement and network analysis product revenues. Operating income was $6.0 million compared to a loss of $2.2 million for the prior year. The prior year loss is due primarily to $5.6 million of in-process research and development costs recorded as a result of the ETP Acquisition in December 1996. Income from discontinued operations was $2.2 million compared to $0.4 million for the prior year. Prior year income from discontinued operations resulted primarily from a tax benefit recorded related to the hardware products business.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

     Additions to property and equipment were $16.7 million for 1998, compared to $6.7 million for 1997 and $2.2 million for 1996. Substantially all of the $10.0 million increase from 1997 to 1998 represents expenditures by Microcell related to the acquisition and development of telecommunications towers. Of the $4.5 million increase from 1996 to 1997, approximately $1.5 million was due to the move of the Company's headquarter operations (see below) and $3.0 million was due to additions made by Microcell. Approximately $2.9 million of the Microcell additions represent costs related to the acquisition and development of telecommunications towers. The Company anticipates a significant continuing commitment for capital expenditures for its Microcell subsidiary. This effort is currently expected to be funded from the Company's working capital, Credit Facility (see below) and other financing sources. In May 1996, the Company entered into 10-year and 5-year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively, and moved into new office space during the first and second quarter of 1997. This move resulted in a consolidation of the Company's headquarter operations, decreased office facilities administration costs and an increase in property and equipment additions in 1997 as compared to 1996.

     In order to conduct each of the telecommunications services business, the tower ownership and management business and the Products Businesses as currently planned, the Company will require outside sources of financing. The Credit Facility allows the Company to draw up to the lesser of $10 million and its receivables borrowing base plus up to an additional $12.5 million assuming that Dr. Singh provides the specified collateral to secure such advances. Dr. Singh is not contractually committed to provide any collateral to Chase. Telcom Ventures has assured the Company that it intends to provide the Company with funding to cover any cash shortfalls the Company may have during 1999 in an amount not to exceed $12.5 million less the sum of amounts drawn under the Credit Facility in excess of $10 million plus amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including the parties reaching agreement on applicable financing documents, and will apply only as long as Telcom Ventures directly or indirectly owns at least 40% of the Company's outstanding common stock, other than any stock issued to MCI upon conversion of the MCI notes. The Company believes that the foregoing funding sources will be sufficient to cover its funding requirements for 1999. However, in the event that the Company's actual requirements exceed its estimated requirements, the full $22.5 million is not available under the Credit Facility or the conditions to obtaining financing from Telcom Ventures are not satisfied and the Company is unable to find other sources of funding to cover any shortfalls resulting from the occurrence of any one or more of these events, the Company may need to scale back the scope of its overall operations.

FOREIGN CURRENCY

     During December 1997, the Company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. Asia-Pacific export revenues were $8.1 million and $12.1 million for the years ended December 31, 1996 and 1997, respectively. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, the Company recorded additional reserves of approximately $1.5 million to cover potential Asia-Pacific region exposure and established procedures to require downpayment or use of letters of credit for certain Asia-Pacific sales.

     During the two month period ended February 28, 1999, the Company recognized total foreign currency transaction losses of approximately $2.1 million related to its Latin American operations. The majority of the losses were from the Company's 1998 Brazilian operations as a result of the devaluation of the Real in 1999. The Company is in the process of exploring its options to limit any future exposure from further exchange rate fluctuations.

CASH FLOWS

     Cash and cash equivalents were $4.2 million at December 31, 1998, a decrease of $10.7 million from December 31, 1997. The decrease was primarily due to cash used in continuing operations ($8.9 million) and additions to property and equipment ($16.7 million), offset by sales of investment securities ($8.5 million), proceeds from the exercise of stock options and from the issuance of shares under the Company's Employee Stock Purchase Plan ($3.4 million), cash received from Telcom Ventures under the terms of the Company's $3.5 million loan ($0.9 million) and a net increase in cash and cash equivalents from discontinued operations ($1.9 million). Cash and cash equivalents were $14.9 million at December 31, 1997, an increase of $1.6 million from December 31, 1996. The increase was due primarily to cash provided by continuing operations ($12.4 million), cash received from the exercise of stock options and from the issuance of shares under the Company's Employee Stock Purchase Plan ($4.0 million) and cash received from Telcom Ventures under the terms of the Company's $3.5 million loan ($1.0 million), offset by additions to property and equipment ($6.7 million), the investment of available cash on hand ($1.7 million) and a net decrease in cash and cash equivalents from discontinued operations ($7.5 million). In September 1996, in connection with its initial public offering, the Company issued 3,162,500 shares of Class A Common Stock at an initial public offering price of $16.00 per share. The net proceeds to the Company (after deducting discounts, commissions and other expenses of the offering) were approximately $44.8 million. As of December 31, 1996, approximately $16.2 million of this amount was used to pay all remaining amounts outstanding under the Credit Facility (as defined below), $3.5 million was advanced to Telcom Ventures to assist in paying certain taxes due in connection with the assumption by the Company of the Telcom Ventures Note, approximately $6.85 million was used for vendor financing and approximately $11.85 million was being held to fund the portion of the ETP Acquisition purchase price due at closing. The balance of approximately $6.4 million was invested in various short-term investments and cash equivalents. As of December 31, 1997, approximately $2.0 million of the balance of $6.4 million at December 31, 1996 had been used for working capital with the remainder invested in tax exempt municipals and overnight repurchase agreements. All remaining amounts had been used for working capital at December 31, 1998.

     In December 1996, the Company, through its newly formed subsidiary, Microcell, acquired certain of the assets and liabilities of Microcell Management, LLC, which, through the participation of the Company and others, consisted of the acquisition, development, lease and management of telecommunications towers. Microcell offers a package to finance the construction of telecommunications towers on a sale-leaseback or build-to-suit basis. Assets acquired included contracts rights of $393,000, which are being amortized on a straight-line basis over the 10 year life of the related contract.

     Net cash used in continuing operations was $6.1 million for 1996. Net cash used in investing activities was $11.0 million, consisting primarily of cash paid for additions to property and equipment ($2.2 million), investment in joint ventures ($0.8 million), net increase in short-term investments ($6.2 million), and loans convertible into shares of common stock ($5.6 million), partially offset by the proceeds of the sale of the Company's interest in Telemate S.A. and certain distribution rights ($3.8 million). Net cash provided by financing activities was $25.5 million, primarily representing net proceeds from the Offering of $44.9 million, partially offset by a $20.0 million reduction in short-term debt under the Credit Facility.

     Dividends paid during 1996 were $16.9 million, all by the Limited Liability Company. In September 1996, the Limited Liability Company received $16.9 million as repayment of its loans to Telcom Ventures. Also in September 1996, the Company advanced $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see notes 2 and 13 to the Consolidated Financial Statements). In November 1997 and October 1998, the Company received payments of approximately $1.0 million from Telcom

Ventures representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the $3.5 million advance. No dividends were paid by the Company in 1997 or in 1998.

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

     On September 30, 1998, the Company sold its interest in CCS to CCS management for $1.2 million. The $1.2 million is payable in two installments consisting of (i) $600,000 due on May 31, 1999 and (ii) $600,000 due on November 30, 1999. Interest, equal to 9%, is due monthly on the first day of each month beginning January 1, 1999. The initial interest payment is for the period from October 1, 1998 to January 1, 1999. Payment of the foregoing obligation is secured by a pledge of the transferred CCS stock and is guaranteed by CCS. As of December 31, 1998 the Company has recorded a reserve of approximately $557,000 related to the transaction.

     In March 1996, the Company made investments in Pocket and NextWave of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consisted of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, The Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consisted of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $12.5 million, respectively, and related amounts receivable were approximately $2.2 million and $10.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers were development stage enterprises pursuing the build-out and operation of networks obtained in the auction of C-Block licenses by the FCC and subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic operation of its PCS networks and (iv) delays encountered in the development and successful operation of their PCS networks.

     On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company fully reserved its exposure with these customers and has consequently recorded a special charge of $28.9 million pre-tax ($23.8 million after tax) at December 31, 1996. The $28.9 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.1 million (net payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $5.3 million related to loss contracts under which the Company was obligated to perform at December 31, 1997. The Company experienced lower than historical margins in the first two quarters of calendar year 1997 as a result of the decision to suspend work performed for these two customers.

     On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave to the Company. Under the terms of the agreement, the Company was to receive approximately $1.0 million per month from May 15, 1997 through May 15, 1998. In addition, under certain circumstances, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s). In May and June 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financings to August 20, 1997. Payments of $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave has failed to make the $1.0 million monthly payments which were due July 15, 1997 through May 15, 1998, as well as any payment that would have been due on August 20, 1997 related to any debt or equity financings.

     During September 1997, the Company recognized an approximate $3.9 million recovery of the $28.9 million special charge. Of the $3.9 million, $2.0 million represents the payments received through June 1997 under the revised payment schedule and $1.9 million represents additional payments received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, the recovery of the $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws. During calendar 1998, NextWave also sought court protection under Chapter 11 of the U.S. Bankruptcy Code.

     Working capital was $14.5 million at December 31, 1998, compared to $59.2 million at December 31, 1997, a decrease of $44.7 million. The decrease in working capital was primarily a result of losses from continuing operations ($9.1 million pre-tax and excluding depreciation and amortization), a decrease in net assets of discontinued operations ($19.7 million) and funds used to build telecommunications towers. Capitalized cost related to telecommunications tower development was $2.9 million and $17.5 million at December 31, 1997 and 1998, respectively.

     Working capital was $59.2 million at December 31, 1997, compared to $49.8 million at December 31, 1996, an increase of $9.4 million or 18.7%, The increase in working capital was primarily due to a net increase in cash and cash equivalents and short-term investments primarily as a result of cash provided from continuing operations, an increase in net assets of discontinued operations, and a decrease in accounts payable and accrued expenses, all offset by a net decrease in receivables and deferred income taxes.

     In February 1998 the Company adopted a stock repurchase program pursuant to which the Company is authorized to purchase, through open market transactions, privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, and the rules and regulations thereunder, up to one million shares of Class A Common Stock. The actual timing and blocks of shares to be purchased will depend on a variety of factors, including price and market conditions. As of March 29, 1999, the Company had not purchased any shares pursuant to this program.

EXISTING INDEBTEDNESS

     In June 1994, the Company and Telcom Ventures sold $20 million and $30 million, respectively, of notes to MCI, which notes are exchangeable, at certain times, consisting of 45 day periods commencing in June and August of 1997, 1998, and 1999, into 2,841,099 shares of the Company's Class A Common Stock. The $30 million owed by Telcom Ventures was assumed by the Company in connection with its initial public offering in September 1996. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum. The notes are also convertible upon the happening of specified corporate events, including certain tender offers and a sale of substantially all of the Company's assets. The Company is considering exercising its option in August 1999 to cause the notes to be exchanged into Class A Common Stock. This could result in a significant taxable gain to the Company. Events of default under the notes (which would cause such notes to become due and payable) include non-payment and bankruptcy.

     In March 1999, the Company amended and restated its credit facility with the Chase Manhattan Bank, as Administrative Agent ("Chase") (together with the LCC Europe Credit Facility, the "Credit Facility") which was established in 1996. The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the "LCC Europe Credit Facility"). The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company's receivables which are deemed "eligible" as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajendra Singh, Chairman and Interim Chief Executive Officer of the Company, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. The revolving loan commitment will expire in March 2000. Subject to certain restrictions on the minimum permitted amount of any prepayment and the requirement that certain notices of prepayment be given to Chase, the principal of the revolving loans is prepayable without penalty or premium, so long as the lenders are compensated for losses, costs and expenses attributable to any prepayment of any loan accruing interest at the fixed rate on a date other than the last day of the applicable interest period. Interest under the Credit Facility (other than the LCC Europe Credit Facility) accrues at the Company's election (subject to certain restrictions and limitations contained in the credit agreement), at either (i) the variable rate equal to the higher of (a) the Federal Funds Rate plus 0.50%, and (b) the announced prime commercial lending rate of Chase plus, in each case, 0%, 0.25% or 0.50% depending on the ratio of the Company's Consolidated Debt (as defined in the credit agreement) to Consolidated EBITDA (as defined in the credit agreement) for the most recently ended fiscal quarter (the "Cash Flow Leverage Ratio") on the applicable date or (ii) the fixed rate for a designated period of time (1, 2, 3 or 6 months) equal to the rate at which U.S. dollar deposits are offered to leading banks in the London interbank market plus 1.0%, 1.5% or 2.0% depending on the Company's Cash Flow Leverage Ratio on the applicable date. Interest under the LCC Europe Credit Facility accrues at the Company's election (subject to certain restrictions and limitations contained in the credit agreement) at the fixed rate for a designated period of time (1, 2, 3 or 6 months) equal to the rate at which U.S. dollar deposits are offered to leading banks in the London interbank market or at which Norwegian krone are offered to leading banks in the Norwegian interbank market, plus, in each case 1.0%, 1.5% or 2.0% depending on the Company's Cash Flow Leverage Ratio on the applicable date.

     The payment and performance of the obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company including the stock and membership interests in its subsidiaries (except that, due to local regulatory restrictions, the assets of LCC Europe have been pledged as security solely for the LCC Europe Credit Facility) and are guaranteed in full by LCC Development Company, L.L.C., LCC Design Services, L.C.C. and Koll Telecommunications Services, L.L.C., wholly-owned subsidiaries of the Company. Such obligations are guaranteed by Microcell solely to the extent that Microcell has outstanding borrowings under its revolving line of credit and security agreement with the Company (the "Microcell Credit Facility"); any payments made by Microcell to Chase under the Credit Facility shall reduce its outstanding obligations under the Microcell Credit Facility on a dollar for dollar basis. Any payments of principal by Microcell under the Microcell Credit Facility must be used to prepay any outstanding loans under the Credit Facility and the amount available under the Credit Facility shall be permanently reduced by the amount of any such prepayment. The payment and performance obligations of the Company under the Credit Facility are also guaranteed, up to a maximum amount of $12.5 million plus interest thereon, by Dr. Rajendra Singh, one of the Company's founders and Interim Chief Executive Officer. All obligations arising under the LCC Europe Credit Facility are guaranteed in full by the Company.

     The Credit Facility requires that the Company satisfy certain financial tests, including the maintenance of certain leverage, debt service and other financial ratios, and that the Company maintain certain minimum liquidity requirements. The Credit Facility also contains certain restrictive covenants which impose restrictions and/or limitations on the operations and activities of the Company including, among other things: the incurrence of indebtedness, and the terms thereof, the creation or incurrence of certain liens, certain investments and acquisitions, sales of assets, declaration or payment of dividends or other payments or distributions to stockholders and capital expenditures. The Credit Facility provides for various events of default, including interest or principal payment default, breach of any condition or covenant that (in certain cases) continues unremedied for 30 days, materially adverse changes, the rendering of one or more material judgments against the Company or any subsidiary thereof which is not vacated, satisfied, discharged, or stayed within 30 days, and certain events relating to the bankruptcy or insolvency of the Company. In addition, the

Credit Facility provides for an event of default if, without the prior written consent of lenders, (i) the Company sells, leases, assigns, transfers or otherwise disposes of any of its assets, other than in the ordinary course of business and in other limited circumstances, (ii) the Company merges with another corporation other than a wholly-owned subsidiary, (iii) any person or two or more persons acting in concert (other than Dr. Rajendra Singh, Neera Singh, any trusts for their benefit or for the benefit of their family members, and any of their respective affiliates which are controlled by any one or more of them) acquire beneficial ownership of more than 25% of the voting stock of the Company, or (iv) during any period of 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company (or other persons nominated by such individuals) cease for any reason to constitute a majority of the Board of Directors of the Company.

     No amounts were outstanding under the Credit Facility at December 31, 1997 and 1998 with the exception of amounts outstanding under the LCC Europe Credit Facility and outstanding letters of credit. Approximately $1.4 million and $2.4 million were outstanding under the LCC Europe Credit Facility at December 31, 1997 and 1998, respectively, and are included in net assets of discontinued operations in the accompanying consolidated balance sheets. Outstanding letters of credit were $2.1 million and $5.8 million at December 31, 1997 and 1998, respectively.

     From January 1, 1999 to March 31, 1999 the Company borrowed a total of $3.4 million under the Credit Facility. Borrowings were made to fund construction of telecommunications towers and operations of the Company. Also, in January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest at a rate of 9.0% is due on April 30, 2000, or upon the occurrence of certain events such as the sale of all or substantially all of the assets of the Company. At anytime from August 1, 1999 either Telcom Ventures or the Company may convert the then outstanding principal and accrued, but unpaid interest into shares of the Company's Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events.

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

     The Company has undertaken a program to address the Year 2000 Issue with respect to the following: (i) the Company's information technology and operating systems; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of the Company's major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and (iv) the Company's material clients (insofar as the Year 2000 Issue relates to the Company's ability to provide services to such clients). The Company believes that it has substantially completed its Year 2000 modifications on mission critical applications.

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

     Company Products. The Company's technical personnel have completed their assessment of the impact of the Year 2000 Issue on the Company's products and determined that all active products determined to be non-compliant will be modified to be Year 2000 compliant or placed on the Company's list of discontinued products. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

     Contingency Plans. The Company is in the process of considering possible general contingency plans for Year 2000 failures. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of its inquiries it has made of third parties. As the Company progresses in this process, the Company will develop remedial and contingency plans to address such risks. The Company expects to complete its contingency plans by June 30, 1999.

     Costs. The Company utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Company has not separately tracked the costs incurred in connection with the Year 2000 effort, however, total cost associated with the required modifications and conversions is not material to the Company's consolidated results of operations and financial position. The total costs of the program is being funded through operating cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCC International, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               KPMG LLP

Washington, D.C.
March 26, 1999

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1996, 1997, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1996      1997       1998
                                                              --------   -------   --------
Revenues (notes 6 and 8):
 Service....................................................  $ 93,156   $91,289   $ 86,328
 Tower ownership and management.............................        --        --        860
                                                              --------   -------   --------
Total revenues..............................................    93,156    91,289     87,188
                                                              --------   -------   --------
Cost of revenues:
 Service....................................................    61,581    62,263     66,238
 Tower ownership and management.............................        --        --        521
                                                              --------   -------   --------
Total cost of revenues......................................    61,581    62,263     66,759
                                                              --------   -------   --------
Gross profit................................................    31,575    29,026     20,429
                                                              --------   -------   --------
Operating expenses:
 Sales and marketing........................................     1,200     2,466      3,843
 General and administrative.................................    13,030    18,314     22,063
 Special charge (credit) (note 8)...........................    28,920    (3,894)        --
 Restructuring charge(9)....................................        --        --      1,256
 Non-cash compensation (note 15)............................     6,831       514        362
 Depreciation and amortization..............................     2,330     3,410      2,409
                                                              --------   -------   --------
Total operating expenses....................................    52,311    20,810     29,933
                                                              --------   -------   --------
Operating income (loss).....................................   (20,736)    8,216     (9,504)
                                                              --------   -------   --------
Other income (expense):
 Interest income............................................       925       736        898
 Interest expense...........................................    (3,050)   (3,289)    (2,295)
 Other......................................................     2,385     1,275       (618)
                                                              --------   -------   --------
Total other income (expense)................................       260    (1,278)    (2,015)
                                                              --------   -------   --------
Income (loss) from continuing operations before income
 taxes......................................................   (20,476)    6,938    (11,519)
Provision (benefit) for income taxes (note 11)..............    (8,745)    1,548     (4,561)
                                                              --------   -------   --------
Income (loss) from continuing operations....................   (11,731)    5,390     (6,958)
Income (loss) from discontinued operations net of tax
 benefits...................................................       447     2,185    (17,785)
                                                              --------   -------   --------
Net income (loss)...........................................  $(11,284)  $ 7,575   $(24,743)
                                                              ========   =======   ========
Net income (loss) per share:
Continuing Operations
 Basic......................................................             $  0.37   $  (0.45)
                                                                         =======   ========
 Diluted....................................................             $  0.34   $  (0.45)
                                                                         =======   ========
Discontinued operations
 Basic......................................................             $  0.15   $  (1.15)
                                                                         =======   ========
 Diluted....................................................             $  0.14   $  (1.15)
                                                                         =======   ========
Net income (loss) per share:
 Basic......................................................             $  0.51   $  (1.60)
                                                                         =======   ========
 Diluted....................................................             $  0.47   $  (1.60)
                                                                         =======   ========
Pro forma income (loss) data (unaudited) (note 3):
 Income (loss) from continuing operations before income
   taxes....................................................  $(20,476)
 Pro forma provision (benefit) for income taxes (note 12)...    (1,783)
                                                              --------
 Pro forma net income (loss) from continuing operations.....   (18,693)
 Pro forma loss from discontinued operations, net of tax....    (2,076)
                                                              --------
 Pro forma net income (loss) (unaudited):...................  $(20,769)
                                                              ========
 Pro forma net income (loss) per share (unaudited):
   Continuing operations:
   Basic....................................................  $  (1.53)
                                                              ========
   Diluted..................................................  $  (1.53)
                                                              ========
   Discontinued operations:
   Basic....................................................  $  (0.17)
                                                              ========
   Diluted..................................................  $  (0.17)
                                                              ========
   Pro forma net income (loss):
   Basic....................................................  $  (1.70)
                                                              ========
   Diluted..................................................  $  (1.70)
                                                              ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
Current assets:
  Cash and cash equivalents (note 5)........................  $14,878   $  4,240
  Short-term investments (note 3)...........................    8,619        113
  Receivables, net of allowance for doubtful accounts of
     $11,929, and $10,453 at December 31, 1997 and 1998
     Trade accounts receivable (note 8).....................   10,216     13,028
     Due from related parties and affiliates (note 6).......    1,089        611
     Unbilled receivables (note 8)..........................    9,590      6,078
  Deferred income taxes, net (note 11)......................    9,874     12,050
  Prepaid expenses and other current assets.................    1,042      3,072
  Net assets of discontinued operations (note 4)............   28,855      9,139
                                                              -------   --------
          Total current assets..............................   84,163     48,331
Property and equipment, net (note 7)........................    7,691     22,132
Investments in joint ventures (note 10).....................    1,300         --
Deferred income taxes, net (note 11)........................    1,513     12,705
Other assets (note 8).......................................      753      1,036
                                                              -------   --------
                                                              $95,420   $ 84,204
                                                              =======   ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $   328   $  4,637
  Accrued expenses (note 8).................................    6,518      8,153
  Accrued employee compensation and benefits................    8,220      9,702
  Deferred revenue..........................................      801        277
  Income taxes payable (note 11)............................    7,507      7,894
  Obligations under incentive plans (note 15)...............    1,106         55
  Other current liabilities.................................      528      3,142
                                                              -------   --------
          Total current liabilities.........................   25,008     33,860
Convertible subordinated debt (note 13).....................   50,000     50,000
Other liabilities...........................................      210        115
                                                              -------   --------
          Total liabilities.................................   75,218     83,975
                                                              -------   --------

Commitments and contingencies (notes 1, 9 10, 11, 14, 15, 16 and 17)
Shareholders' Equity:
  Preferred Stock:
     10,000 shares authorized; -0- shares issued and
      outstanding...........................................       --         --
  Class A common stock; $.01 par value:
     70,000 shares authorized; 6,644 shares and 7,180 shares
      issued and outstanding at December 31, 1997 and 1998,
      respectively..........................................       66         72
  Class B common stock; $.01 par value:
     20,000 shares authorized; 8,461 shares issued and
      outstanding at December 31, 1997 and 1998.............       85         85
  Paid-in capital...........................................   33,210     37,130
  Accumulated deficit.......................................   (8,847)   (33,590)
  Note receivable from shareholder (note 6).................   (2,800)    (2,100)
                                                              -------   --------
          Subtotal..........................................   21,714      1,597
Accumulated other comprehensive loss -- foreign currency
  translation adjustments...................................   (1,512)    (1,368)
                                                              -------   --------
          Total Shareholders' equity........................   20,202        229
                                                              -------   --------
                                                              $95,420   $ 84,204
                                                              =======   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                           COMMON STOCK                                                ACCUMULATED
                                                         -----------------                                                OTHER
                                             PREFERRED                       PAID-IN    COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                               STOCK     CLASS A   CLASS B   CAPITAL    INCOME (LOSS)    (DEFICIT)    INCOME (LOSS)
                                             ---------   -------   -------   --------   -------------   -----------   -------------
Balances at December 31, 1995..............     $--        $--      $ --     $     --                    $     --        $   (79)
 Dividends paid............................      --         --        --           --                          --             --
 Net income -- pre-merger (note 2).........      --         --        --           --                          --             --
 Cumulative foreign currency translation
   adjustment..............................      --         --        --           --                          --           (132)
 Loan to member............................      --         --        --        1,640                          --             --
 Repayment of loan to member...............      --         --        --           --                          --             --
 Assumption of subordinated debt (notes 2 &
   13).....................................      --         --        --      (30,000)                         --             --
 Merger of LCC, L.L.C. into LCC
   International, Inc. (note 2)............      --         --       114       (2,920)                         --            211
 Net proceeds of initial public offering
   (note 2)................................      --         61       (29)      44,725                          --             --
 Loan to shareholder (notes 2 and 6).......      --         --        --           --                          --             --
 Exercise/issuance of stock options (note
   15).....................................      --         --        --       14,908                          --             --
 Net (loss) -- post merger.................      --         --        --           --     $(16,422)       (16,422)            --
 Other comprehensive loss -- foreign
   currency translation adjustments........                                                   (100)                         (100)
                                                                                          --------
 Comprehensive loss........................      --         --        --           --     $(16,522)            --             --
                                                ---        ---      ----     --------     ========       --------        -------
Balances at December 31, 1996..............      --         61        85       28,353                     (16,422)          (100)
 Payment from Shareholder..................      --         --        --          261                          --             --
 Exercise/issuance of stock options........      --          5        --        4,148                          --             --
 Issuance of common stock..................      --         --        --          448                          --             --
 Net income................................      --         --        --           --     $  7,575          7,575             --
 Other comprehensive loss -- foreign
   currency translation adjustments........      --         --        --           --       (1,412)            --         (1,412)
                                                                                          --------
 Comprehensive loss........................      --         --        --           --     $  6,163             --             --
                                                ---        ---      ----     --------     ========       --------        -------
Balances at December 31, 1997..............      --         66        85       33,210                      (8,847)        (1,512)
 Payment from Shareholder..................      --         --        --          209                          --             --
 Exercise/issuance of stock options........      --          4        --        3,012                          --             --
 Issuance of common stock..................      --          2        --          699                          --             --
 Net (loss)................................      --         --        --           --     $(24,743)       (24,743)            --
 Other comprehensive income -- foreign
   currency translation adjustments........      --         --        --           --          144             --            144
                                                                                          --------
 Comprehensive loss........................      --         --        --           --     $(24,599)            --             --
                                                ---        ---      ----     --------     ========       --------        -------
Balances at December 31, 1998..............     $--        $72      $ 85     $ 37,130                    $(33,590)       $(1,368)
                                                ===        ===      ====     ========                    ========        =======

                                                NOTES
                                             RECEIVABLE
                                                FROM
                                             SHAREHOLDER   MEMBERS'
                                              (NOTE 6)     CAPITAL     TOTAL
                                             -----------   --------   --------
Balances at December 31, 1995..............    $(9,382)    $  9,217   $   (244)
 Dividends paid............................         --      (16,950)   (16,950)
 Net income -- pre-merger (note 2).........         --        5,138      5,138
 Cumulative foreign currency translation
   adjustment..............................         --           --       (132)
 Loan to member............................     (7,568)          --     (5,928)
 Repayment of loan to member...............     16,950           --     16,950
 Assumption of subordinated debt (notes 2 &
   13).....................................         --           --    (30,000)
 Merger of LCC, L.L.C. into LCC
   International, Inc. (note 2)............         --        2,595         --
 Net proceeds of initial public offering
   (note 2)................................         --           --     44,757
 Loan to shareholder (notes 2 and 6).......     (3,500)          --     (3,500)
 Exercise/issuance of stock options (note
   15).....................................         --           --     14,908
 Net (loss) -- post merger.................         --           --    (16,422)
 Other comprehensive loss -- foreign
   currency translation adjustments........                               (100)
 Comprehensive loss........................         --           --         --
                                               -------     --------   --------
Balances at December 31, 1996..............     (3,500)          --      8,477
 Payment from Shareholder..................        700           --        961
 Exercise/issuance of stock options........         --           --      4,153
 Issuance of common stock..................         --           --        448
 Net income................................         --           --      7,575
 Other comprehensive loss -- foreign
   currency translation adjustments........         --           --     (1,412)
 Comprehensive loss........................         --           --         --
                                               -------     --------   --------
Balances at December 31, 1997..............     (2,800)          --     20,202
 Payment from Shareholder..................        700           --        909
 Exercise/issuance of stock options........         --           --      3,016
 Issuance of common stock..................         --           --        701
 Net (loss)................................         --           --    (24,743)
 Other comprehensive income -- foreign
   currency translation adjustments........         --           --        144
 Comprehensive loss........................         --           --         --
                                               -------     --------   --------
Balances at December 31, 1998..............    $(2,100)    $     --   $    229
                                               =======     ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)

                                                                1996       1997       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations....................  $(11,731)  $  5,390   $ (6,958)
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in) operating
  activities:
  Depreciation and amortization.............................     2,330      3,410      2,409
  Provision for doubtful accounts...........................     1,661      3,206      2,047
  Non-cash compensation.....................................     6,831        514        362
  Special charge (credit)...................................    28,920     (3,894)        --
  (Income) loss from investments in joint ventures, net.....      (346)       350        267
  Gain on disposition of joint venture, net.................      (514)        --         --
  Changes in operating assets and liabilities:
    Trade, unbilled, and other receivables..................       274       (643)      (869)
    Accounts payable and accrued expenses...................    13,820     (6,953)     7,426
    Other current assets and liabilities....................   (37,578)    10,513     (2,780)
    Other noncurrent assets and liabilities.................    (9,806)       528    (10,796)
                                                              --------   --------   --------
Net cash (used in) provided by operating activities.........    (6,139)    12,421     (8,892)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities..............       558         --      8,506
  Purchase of investment securities.........................    (6,714)    (1,685)
  Purchases of property and equipment.......................    (2,208)    (6,684)   (16,735)
  Investment in joint ventures..............................      (787)        --        289
  Issuance of notes receivable..............................    (5,602)        --         --
  Proceeds from sale of investment in joint venture.........     3,800         --         --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (10,953)    (8,369)    (7,940)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............    44,902        448        701
  Proceeds from exercise of options.........................        --      3,573      2,655
  Proceeds from line of credit/note.........................    10,000         --         --
  Payments on line of credit/note...........................   (20,000)                   --
  Distributions and loans to member.........................    (5,928)        --         --
  Repayment of loans to member..............................    16,950         --         --
  Payments of dividends.....................................   (16,950)        --         --
  Loan to shareholder.......................................    (3,500)        --         --
  Repayment of loan to shareholder..........................        --        961        909
                                                              --------   --------   --------
Net cash provided by financing activities...................    25,474      4,982      4,265
                                                              --------   --------   --------
Net increase (decrease) in cash and cash
  equivalents -- continuing operations......................     8,382      9,034    (12,567)
Net (decrease) increase in cash and cash
  equivalents -- discontinued operations....................    (1,065)    (7,469)     1,929
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     7,317      1,565    (10,638)
Cash and cash equivalents at beginning of period............     5,996     13,313     14,878
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 13,313   $ 14,878   $  4,240
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  3,749   $  3,286   $  2,250
    Income taxes............................................     3,535      1,317      1,995
Supplemental schedule of non-cash investing and financing
  activities:
  Assumption of convertible debt (notes 2 and 13)...........  $ 30,000   $     --   $     --

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(1) DESCRIPTION OF OPERATIONS

     LCC International, Inc. and subsidiaries (also referred to herein as the "Company") is a leading provider of integrated services relating to the design, engineering and build-out of wireless communications systems. The Company's businesses are as follows:

  Services

     Engineering and design services -- The Company provides engineering and design services for cellular phone system operators, personal communication system ("PCS") operators and other wireless communication system providers.

     Program management services -- The Company provides program and construction management services related to the build-out of wireless communications systems.

  Towers

     Tower ownership and management -- The Company acquires, builds, owns and manages multi-tenant telecommunications towers and leases space thereon to wireless communication carriers.

     The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Future revenues are dependent upon significant additional financing to pursue tower construction and acquisitions, the successful implementation of a tower expansion strategy, the re-engineering of existing wireless communications systems, introduction of existing wireless technologies into new markets, the entrance of new wireless providers into existing markets, the introduction of new technologies and the retention of existing management and professional staff. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

(2) MERGER AND INITIAL PUBLIC OFFERING

     The Company is the successor to the business formerly conducted by LCC, L.L.C. ("LCC"). Effective September 27, 1996, in connection with the Company's initial public offering of Class A Common Stock, LCC merged with and into LCC International, Inc. The Company is the surviving company in the merger, and owns all of the assets and rights and is subject to all of the obligations and liabilities of LCC. Immediately prior to the merger, LCC assumed $30.0 million of convertible subordinated debt from Telcom Ventures, L.L.C. ("Telcom Ventures"), its parent company. The repayment obligation for principal and interest became the sole obligation of LCC and, following the merger, the sole obligation of the Company. The $30.0 million of convertible subordinated debt assumed from Telcom Ventures and the $20.0 million of existing convertible subordinated debt (see note 14) are due to MCI Telecommunications Corporation and are convertible at certain specified times, including during the 45 day period commencing on June 27, 1999 ("Investor Conversion Right"), the 45 day period commencing on August 27, 1999 ("Company Conversion Right") and upon certain extraordinary events, such as merger or sale of all assets of the Company, tender offer for more than 25% of the Common Stock or distribution of assets representing 5% or more of the total assets of the Company. Any conversion of one note must include the conversion of the other. The Company is considering exercising the Company Conversion Right in August 1999 to cause the convertible subordinated debt to be converted into 2,841,099 shares of Class A Common Stock. This could result in a significant taxable gain to the Company.

     Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended. As of September 30, 1996, the Company recorded a one-time deferred income tax benefit of $8.7 million as a result of the change in its tax status from a limited liability

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

company to a Subchapter C Corporation. The income tax benefit was recorded as a reduction of income tax expense in the accompanying 1996 consolidated statement of operations (see note 11).

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

  Short-Term Investments

     Short-term investments consist primarily of municipal bonds with maturity dates of more than three months from the date of acquisition. The portfolio of municipal bonds held by the Company has been classified based on management's intentions as to future investment activity. Such investments are not intended to be held to maturity and are classified as "available for sale" and carried at market value with temporary unrealized gains (losses) charged directly to shareholders' equity. At December 31, 1998 and 1997, the market value of the municipal bonds held by the Company approximated its cost. Other short-term investments are carried at cost plus accrued interest which approximates their market value. All short-term investments have maturity dates of one year or less.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 1997 and 1998:

                                                       1997        1998
                                                     --------    --------
                                                        (IN THOUSANDS)
Latin America......................................   $  701      $3,887
Europe.............................................    1,428       4,776
Middle East........................................       --          29
Asia-Pacific.......................................    4,248       1,675

     The Company's existing and potential customer base is diverse and includes start-up companies and foreign enterprises. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments (see notes 8 and 19).

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     During December 1997, the Company increased its allowance for doubtful accounts due to the continued aging of receivables from its Asia-Pacific customers. The economic downturn and exchange rate fluctuations in the Asia-Pacific region during the latter part of calendar 1997 has resulted in certain of the Company's customers experiencing difficulty in arranging in a timely fashion needed additional financing and hard currency to satisfy U.S. dollar denominated liabilities to the Company. As a result of the uncertainty associated with the collection of amounts due, in 1997 the Company recorded additional reserves of approximately $1.5 million to cover potential Asia-Pacific region exposure.

     Revenues generated from one customer were approximately $12.9 million, $16.0 million, and $15.0 million, or 13.8%, 17.5%, and 17.2% of total revenues for 1996, 1997 and 1998 respectively. In addition, revenues from another customer were approximately $11.9 million and $15.4 million, or 12.8% and 16.8% of total 1996 and 1997 revenues, respectively. Revenues from another customer were approximately $13.9 million or 15.9% of revenues in 1998.

  Property and Equipment

     Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Furniture and equipment are depreciated over useful lives which range from eighteen months to seven years. RF transmission towers are depreciated over a useful life of 25 years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the respective leases.

  Recovery of Long-Lived Assets

     The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.

  Investments in Joint Ventures

     The Company uses the equity method of accounting for its investments in, advances to and equity in the earnings and losses of its joint ventures.

  Revenue Recognition

     The Company's principal sources of revenues are engineering and design services, program management services, and lease revenues from its asset management business. The Company recognizes revenues from long-term fixed price contracts using the percentage-of-completion method, based on individual contract costs incurred to date compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. Lease revenues from the ownership and management of RF transmission towers are recognized over the term of the related lease. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

  Income Taxes

     Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this statement, temporary differences arise as a result of the differences between

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

  Foreign Currency Translation

     Gains and losses on translation of the accounts of the Company's foreign operations where the local currency is the functional currency are accumulated and included in other comprehensive loss within the accompanying consolidated statement of shareholders' equity (deficit). Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

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

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

  Other Comprehensive Income (Loss)

     During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed in equal prominence as other financial statements. Comprehensive income is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss)consists solely of foreign currency translation adjustments in 1996, 1997 and 1998. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands).

                                   1996                              1997                             1998
                       -----------------------------   --------------------------------   -----------------------------
                       PRETAX   TAX EXPENSE    NET     PRETAX    TAX EXPENSE     NET      PRETAX   TAX EXPENSE    NET
                       AMOUNT    (CREDIT)     AMOUNT   AMOUNT     (CREDIT)      AMOUNT    AMOUNT    (CREDIT)     AMOUNT
                       ------   -----------   ------   ------    -----------    ------    ------   -----------   ------
Foreign currency
  translation
  adjustments........  $(200)      $(100)     $(100)   $(2,179)     $(767)     $(1,412)    $222        $78        $144
                       =====       =====      =====    =======      =====      =======     ====        ===        ====

  Reclassification of Prior-Years' Balances

     Prior-years' balances have been reclassified to conform with the current-year presentation.

(4) DISCONTINUED OPERATIONS

     In March 1999, the Company's Board of Directors adopted a plan to discontinue the operations comprising its software and hardware products segments. Software products develops software and data which support the design and operation of wireless communication systems. Hardware products are used in the implementation, testing and maintenance of wireless communications systems. The Company has engaged an investment banking firm to assist in the marketing and sale of these segments. The sale of the product segments are expected to be completed during 1999. The Company currently anticipates that any gain on the sale of the product segments would be sufficient to offset operating losses of such segments to the date of sale, though there can be no assurance that this will be the case.

     Revenue from the Products businesses were $48.4 million, $64.0 million and $33.8 million for the years ended December 31, 1996, 1997, and 1998, respectively. Net income (loss) was $0.4 million, $2.2 million, and $(17.8) million for the years ended December 31, 1996, 1997 and 1998, respectively.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The components of net assets of discontinued operations included in the Consolidated Balance Sheets at December 31, 1997 and 1998 were as follows (in thousands):

                                                    1997        1998
                                                  --------    --------
Receivables, net:
     Trade accounts receivable..................  $ 20,427    $ 9,429
     Due from related parties...................       322         56
     Unbilled receivables.......................     2,105        801
Inventory.......................................     7,400      6,841
Prepaid expenses and other current assets.......       972        190
Property and equipment, net.....................     2,439      3,170
Software development costs, net.................     6,534      1,168
Other noncurrent assets, net....................     4,029      3,432
Note payable....................................    (1,395)    (2,368)
Accounts payable................................    (4,441)    (2,593)
Accrued expenses................................    (4,195)    (4,379)
Deferred revenue................................    (3,849)    (4,721)
Other liabilities...............................    (1,493)    (1,887)
                                                  --------    -------
                                                  $ 28,855    $ 9,139
                                                  ========    =======

(5) CASH AND CASH EQUIVALENTS

     At December 31, cash and cash equivalents consisted of the following (in thousands):

                                                                    1997          1998
                                                                  --------      --------
Cash in banks...............................................      $ 1,899        $2,120
Overnight repurchase agreements.............................        1,195         1,082
Short-term commercial paper.................................       11,699         1,000
Short-term money market funds...............................           85            38
                                                                  -------        ------
                                                                  $14,878        $4,240
                                                                  =======        ======

     The fair value of overnight repurchase agreements, short-term commercial paper and short-term money market funds approximate their carrying value.

(6) RELATED PARTY TRANSACTIONS

     During 1996, 1997, and 1998 the Company provided services to Telcom Ventures and various other companies owned, in part, by Telcom Ventures or its members, as well as the Telemate joint venture until its sale in January 1996 (see note 10). Revenues earned during 1996, 1997 and 1998 for services provided to these customers were approximately $2.0 million, $1.1 million and $750,000, respectively. Receivables from these related parties were $524,000 and $119,000 at December 31, 1997 and 1998, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $535,000 and $381,000 at December 31, 1997 and 1998, respectively. During calendar 1997 and through July 22, 1998, program management services were provided to the Company by Koll Telecommunications Services L.L.C. ("Koll") (see note 10), a joint venture of the Company.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     During 1997 and 1998 the Company made certain payments on behalf of Telcom Ventures and its members which consisted primarily of payroll services, fringe benefit payments, facility related charges, business insurances, interest and foreign tax payments. At December 31, 1997 and 1998, outstanding amounts associated with these payments totaling $30,000 and $111,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

     In September 1996, the Company loaned $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see note 2). The note is payable over five-years with equal annual principal payments over the term. Interest will accrue at the rate of LIBOR plus 1.75% and will be payable annually. In November 1997 and October 1998, the Company received payments of approximately $1.0 million from Telcom Ventures representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the note. The note is reflected as a reduction of shareholders' equity in the accompanying statement of shareholders' equity (deficit).

     On January 30, 1997, a significant customer of the Company acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. ("WVB"), an operator of specialized mobile radio systems in Brazil, for $186 million in the customer's stock. WVB was principally owned by Telcom Ventures.

(7) PROPERTY AND EQUIPMENT

     At December 31, 1997 and 1998, property and equipment consisted of the following:

                                                                1997          1998
                                                              --------      --------
                                                                  (IN THOUSANDS)
Computer equipment..........................................  $  8,294      $  8,756
Furniture and office equipment..............................     2,517         3,533
Purchased computer software.................................     4,125         4,696
Leasehold improvements......................................     2,910         3,019
RF transmission towers......................................     2,880        17,461
Vehicles....................................................        56           129
                                                              --------      --------
                                                                20,782        37,594
Less accumulated depreciation and amortization..............   (13,091)      (15,462)
                                                              --------      --------
                                                              $  7,691      $ 22,132
                                                              ========      ========

(8) SPECIAL CHARGE

     In March 1996, the Company made investments in Pocket Communications, Inc. ("Pocket", formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. ("NextWave") of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consists of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consists of an equity investment. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $11.3 million, respectively, and related amounts receivable were approximately $2.2 million and $9.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers were development stage enterprises pursuing the buildout and operation of networks pursuant to licenses obtained in the auction of C-Block licenses by the FCC and subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing, (ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic partners, and (iv) delays encountered in the development and successful operation of their PCS networks.

     On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket's and NextWave's ability to meet their future obligations under the agreements outlined above, the Company fully reserved its exposure with these customers and consequently recorded a special charge of $28.9 million pre-tax ($23.8 million after tax or $1.95 per share) at December 31, 1996. The $28.9 million special charge consisted of a reserve against the Company's aggregate receivable exposure at December 31, 1996 of $12.1 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company's investments of $11.5 million and accruals of approximately $5.3 million related to loss contracts under which the Company was obligated to perform at December 31, 1996.

     On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave to the Company. Under the terms of the agreement, the Company was to receive approximately $1.0 million per month from May 15, 1997 through May 15, 1998. In addition, under certain circumstances, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s). In May and June 1997, the Company agreed to defer NextWave's obligations to prepay the foregoing obligations out of the proceeds of NextWave's debt or equity financing to August 20, 1997. Payments of $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave failed to make the $1.0 million monthly payments which were due July 15, 1997 through October 15, 1997, as well as any payment that would have been due on August 20, 1997 related to any debt or equity financing.

     During September 1997, the Company recognized an approximate $3.9 million recovery of the $28.9 million special charge. Of the $3.9 million, $2.0 million represents the payments received through June 1997 under the revised payment schedule and $1.9 million represents additional payments received in April 1997 from NextWave, net of related expenses. For financial reporting purposes, the recovery of the $3.9 million balance was deferred pending the lapse in the third quarter of a 90 day window during which such funds could have been subject to being treated as preference payments recoverable by NextWave had it filed for protection under the bankruptcy laws. During calendar 1998, NextWave also sought court protection under Chapter 11 of the U.S. Bankruptcy Code.

(9) RESTRUCTURING CHARGE

     On October 20, 1998, the Company's Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to continuing operations. The restructuring charge included $0.1 million related to Company's Services businesses, $1.1 million related to corporate general and administrative expenses and $1.3 million related to the Company's products businesses. The charge was taken to cover the one-time costs associated with the closure of the Company's office in Dusseldorf, Germany, a reduction in non-billable positions of approximately

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

70 full and part-time employees and approximately 30 contractors. As of December 31, 1998, a total liability of $1.4 million remained, including approximately $1.0 million related to continuing operations. The $1.0 million is included in other current liabilities in the accompanying consolidated 1998 balance sheet.

(10) INVESTMENTS IN JOINT VENTURES

     The Company's investment in joint ventures at December 31, 1997 consisted of a 33 1/3 percent interest in Koll, which was formed in October 1994 with two other unrelated entities. Koll provides site acquisition and construction management services to operators of wireless communications systems in the United States. The Company's interest in Koll was received in exchange for an initial cash investment of $150,000. During 1996 the Company contributed an additional $587,000. No contribution was made by the Company during 1997. Operating costs and expenses of the Company include services provided by Koll, in the amount of $37,000 in 1997.

     The unaudited condensed financial statements of Koll as of and for the years ended December 31, 1996 and 1997 were as follows:

                                                                1996          1997
                                                              --------      --------
                                                                  (IN THOUSANDS)
CONDENSED STATEMENTS OF OPERATIONS
  Revenues..................................................  $20,143        $8,422
  Cost and expenses.........................................   18,287         8,982
                                                              -------        ------
  Net income (loss).........................................  $ 1,856        $ (560)
                                                              =======        ======
CONDENSED BALANCE SHEETS
  Current assets............................................  $ 6,969        $3,826
  Noncurrent assets.........................................      329         2,608
  Current liabilities.......................................    2,487         2,799
  Stockholders' equity......................................    4,811         3,635

     On July 20, 1998, the Company acquired the remaining 66.7% membership interest in Koll bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of the membership interest, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of the membership interest, and Koll Management Services, Inc. (KMS), held the remaining 30.0%. In the transaction, Koll redeemed the ownership interests of KMS in exchange for KMS's assumption of certain contract rights and associated assets and liabilities. Koll also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by Koll from certain contracts with specified customers.

     The Company had a 50% interest in Telemate S.A. ("Telemate"), which provides consulting services in connection with the implementation and operation of mobile communications systems in certain countries in Europe, Asia and Latin America. The Company provided design engineering services and software products to Telemate. Revenues earned related to these services were approximately $1.8 million in 1995. In January 1996, the Company sold its 50% interest in Telemate and granted certain distribution rights for the Company's software and hardware products for $3.8 million. Approximately $1.4 million of the proceeds were received for the Company's investment in Telemate, resulting in a gain of approximately $514,000, which was recognized by the Company and included in other income in its calendar 1996 first quarter results. The remaining proceeds of $2.4 million were recorded as deferred revenue and were amortized to other income over the 24 month life of the distribution agreement.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

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

     On September 30, 1998, the Company sold its interest in CCS to CCS Management for $1.2 million. The $1.2 million is payable in two installments consisting of (i) $600,000 due on May 31, 1999 and (ii) $600,000 due on November 30, 1999. Interest, equal to 9%, is due monthly on the first day of each month, beginning January 1, 1999. The initial interest payment is for the period from October 1, 1998 to January 1, 1999. As of December 31, 1998, the Company has recorded a reserve of approximately $557,000 related to the transaction.

(11) INCOME TAXES

     The provision (benefit) for income taxes from continuing operations consists of the following:

                                                           1996          1997          1998
                                                         --------      --------      --------
                                                                    (IN THOUSANDS)
Current:
     Federal...........................................  $  2,355       $   --       $    --
     State and local...................................       329           --            --
     Foreign...........................................     3,562        1,284         1,582
                                                         --------       ------       -------
                                                            6,246        1,284         1,582
                                                         --------       ------       -------
Deferred:
     Federal...........................................   (13,329)        (308)       (5,782)
     State and local...................................    (1,662)         572          (361)
     Foreign...........................................        --           --            --
                                                         --------       ------       -------
                                                          (14,991)         264        (6,143)
                                                         --------       ------       -------
          Total........................................  $ (8,745)      $1,548       $(4,561)
                                                         ========       ======       =======

     The 1997 and 1998 income tax provision related to continuing operations does not include a $0.1 million tax benefit and a $0.4 million tax charge, respectively, related to exercising stock options which was recorded directly to paid-in capital.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     Income (loss) before income taxes from continuing operations includes the following components:

                                                            1996       1997       1998
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Domestic................................................  $(26,071)   $1,544    $(16,203)
Foreign.................................................     5,595     5,394       4,684
                                                          --------    ------    --------
          Total.........................................  $(20,476)   $6,938    $(11,519)
                                                          ========    ======    ========

     A reconciliation of the statutory Federal income tax rate and the effective income tax rate from continuing operations for the years ended December 31, 1996, 1997 and 1998 follows.

                                                        1996             1997           1998
                                                     -----------       ---------       ------
                                                      PRO FORMA
                                                     -----------
                                                     (UNAUDITED)
Statutory Federal income tax rate..................     (35.0)%           35.0%         (35.0)%
Effect of:
     State and local income taxes, net of Federal
       tax benefit.................................      (1.2)             3.1           (2.0)
     Foreign.......................................       9.7             18.2           10.0
     Tax credits...................................      (9.7)           (18.2)         (10.0)
     Non deductible expenses.......................        --              7.4            9.0
     Other.........................................      (2.2)             2.1            1.1
     Valuation Allowance...........................      29.7            (25.3)         (12.7)
                                                        -----            -----         ------
Effective income tax rate..........................      (8.7)%           22.3%         (39.6)%
                                                        =====            =====         ======

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1997 and 1998 are presented below:

                                                                 1997                     1998
                                                               --------                 --------
                                                                        (IN THOUSANDS)
Deferred tax assets:
     Accounts receivable, principally due to allowance
       for doubtful accounts.............................      $ 4,242                  $ 3,610
     Special charge:
          Receivables...............................2,769                     2,769
          Investment................................1,884                     1,884
          Accruals................................... 371        5,024          138       4,791
                                                                              -----
     Inventory valuation method..........................          886                    1,117
     Property and equipment..............................          275                      340
     Non-cash compensation...............................        3,852                    2,484
     Accruals:
          Vacation................................... 428                       609
          Incentive compensation..................... 417                        20
          Accrued expenses..........................2,234        3,079        4,997       5,626
                                                                              -----
     Deferred revenue....................................          156                      215
     Net operating loss carry forward....................        2,191                    8,061
     Foreign tax credit carry forward....................        2,774                    5,739
     Foreign temporary differences.......................           --                      155
     Research tax credit carryover.......................           --                      108
     Other...............................................          205                      490
                                                               -------                  -------
Total gross deferred tax assets..........................       22,684                   32,736
     Less valuation allowance............................       (8,863)                  (7,443)
                                                               -------                  -------
     Deferred tax assets net of valuation allowance......       13,821                   25,293
                                                               -------                  -------
Deferred tax liabilities:
          Software development costs.....................       (2,311)                    (440)
          Other..........................................         (123)                     (98)
                                                               -------                  -------
     Total gross deferred liabilities....................       (2,434)                    (538)
                                                               -------                  -------
Net deferred tax assets..................................      $11,387                  $24,755
                                                               =======                  =======

     The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 1997 and 1998 as follows:

                                                                1997           1998
                                                              --------       --------
Current asset...............................................  $ 9,874        $12,050
Noncurrent asset............................................    1,513         12,705
                                                              -------        -------
                                                              $11,387        $24,755
                                                              =======        =======

     At December 31, 1998, the Company had $21.4 million of U.S. Federal and state operating loss carryforwards from continuing operations which expire between 2011 and 2018 and foreign tax credits for U.S. tax purposes of $3.6 million which expire between 2001 and 2003.

     The Company also had $4.9 million of foreign operating loss carryforwards from discontinued operations which expire between 2006 and 2008.

     In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for deferred tax assets which management believes are not more likely than not to be realized.

     Effective September 27, 1996, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended ("IRC"). As a result, the Company recorded a one-time deferred income tax benefit from continuing operations of $7.5 million (total of $8.7 million) due to the change in tax status. The benefit is reflected in net income from continuing operations for the year ended December 31, 1996 as a reduction of the provision for income taxes. In conjunction with the acquisition of the assets of ETP, the Company recorded a deferred income tax benefit of approximately $1.6 million as a result of the allocation of approximately $5.6 million of the purchase price to in-process research and development expenses. The benefit is recorded as a reduction of the net loss from discontinued operations for the year ended December 31, 1996. Also, as a result of the reserves recorded related to the Company's receivables from, investments in and contract costs associated with Pocket and NextWave, the Company recorded a deferred income tax benefit of $5.1 million and a tax benefit from discontinued operations of $0.4 million, net of a valuation allowance of $5.8 million (see note 9). The net benefit of $5.1 million is recorded as a reduction of the provision for income taxes from continuing operations for the year ended December 31, 1996. Prior to September 27, 1996, the Company was a Limited Liability Company and was not directly subject to U.S. Federal income taxes and certain state income taxes. Rather, the members were responsible for Federal income taxes and certain state income taxes on their proportionate share of taxable income. U.S. state and local income tax expense was generated from activities conducted in the several states that did not recognize the limited liability company as a flow-through entity and, therefore, required the Company to be taxed as if it were a corporation.

     Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a "permanent establishment" for tax reporting purposes.

     The unaudited pro forma provision(benefit) for income taxes presented in the consolidated statements of operations for the year ended December 31, 1996, represents an estimate of the taxes that would have been recorded had the Company been a Subchapter C corporation as of January 1, 1996. The unaudited pro forma (benefit) for income taxes for the year ended December 31, 1996 consists of the following:

                                                                        1996
                                                                   --------------
                                                                   (IN THOUSANDS)
                                                                     PRO FORMA
                                                                    (UNAUDITED)
                                                                   --------------
Federal.....................................................          $(3,383)
State.......................................................             (393)
Foreign.....................................................            1,993
                                                                      -------
          Total.............................................          $(1,783)
                                                                      =======

(12) NOTE PAYABLE

     In March 1999, the Company amended and restated the credit facility with the Chase Manhattan Bank, as Administrative Agent ("Chase"), (together with the LCC Europe Credit Facility the "Credit Facility") which was established in 1996. The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the "LCC Europe Credit Facility"). The maximum amount available for

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company's receivables which are deemed "eligible" as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajendra Singh, Chairman and Interim Chief Executive Officer of the Company, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. The revolving loan commitment will expire in March 2000. Subject to certain restrictions on the minimum permitted amount of any prepayment and the requirement that certain notices of prepayment be given to Chase, the principal of the revolving loans is prepayable without penalty or premium, so long as the lenders are compensated for losses, costs and expenses attributable to any prepayment of any loan accruing interest at the fixed rate on a date other than the last day of the applicable interest period. Interest under the Credit Facility (other than the LCC Europe Credit Facility) accrues at the Company's election (subject to certain restrictions and limitations contained in the credit agreement), at either (i) the variable rate equal to the higher of (a) the Federal Funds Rate plus 0.50%, and (b) the announced prime commercial lending rate of Chase plus, in each case, 0%, 0.25% or 0.50% depending on the ratio of the Company's Consolidated Debt (as defined in the credit agreement) to Consolidated EBITDA (as defined in the credit agreement) for the most recently ended fiscal quarter (the "Cash Flow Leverage Ratio") on the applicable date, or (ii) the fixed rate for a designated period of time (1, 2, 3 or 6 months) equal to the rate at which U.S. dollar deposits are offered to leading banks in the London interbank market plus 1.0%, 1.5% or 2.0% depending on the Company's Cash Flow Leverage Ratio on the applicable date. Interest under the LCC Europe Credit Facility accrues at the Company's election (subject to certain restrictions and limitations contained in the credit agreement) at the fixed rate for a designated period of time (1,2,3 or 6 months) equal to the rate at which U.S. dollar offered to leading banks in the London interbank market or at which Norwegian krone are offered to leading banks in the Norwegian interbank market, plus, in each case 1.0%, 1.5% or 2.0% depending on the Company's Cash Flow Leverage Ratio on the applicable date.

     The payment and performance of the obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company (except that, due to local regulatory restrictions, the assets of LCC Europe have been pledged as security solely for the LCC Europe Credit Facility) and are guaranteed in full by LCC Development Company, L.L.C., LCC Design Services, L.C.C. and Koll Telecommunications Services, L.L.C.,wholly-owned subsidiaries of the Company. Such obligations are guaranteed by Microcell solely to the extent that Microcell has outstanding borrowings under its revolving line of credit and security agreement with the Company (the "Microcell Credit Facility"); any payments made by Microcell to Chase under the Credit Facility shall reduce its outstanding obligations under the Microcell Credit Facility on a dollar for dollar basis. Any payments of principal by Microcell under its line of credit facility with the Company must be used to prepay any outstanding loans under the Credit Facility and the amount available under the Credit Facility shall be permanently reduced by the amount of any such prepayment. The payment and performance of the obligations of the Company under the Credit Facility are also guaranteed, up to a maximum of $12.5 million plus interest thereon, by Dr. Rajendra Singh, one of the Company's founders and Interim Chief Executive Officer. All obligations arising under the LCC Europe Credit Facility are guaranteed in full by the Company.

     The Credit Facility requires that the Company satisfy certain financial tests, including the maintenance of certain leverage, debt service and other financial ratios, and that the Company maintain certain minimum liquidity requirements. The Credit Facility also contains certain restrictive covenants which impose restrictions and/or limitations on the operations and activities of the Company including, among other things: the incurrence of indebtedness, and the terms thereof, the creation or incurrence of certain liens, certain investments and acquisitions, sales of assets, declaration or payment of dividends or other payments or distributions to stockholders and capital expenditures. The Credit Facility provides for various events of default, including interest or principal payment default, breach of any condition or covenant that (in certain

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

cases) continues unremedied for 30 days, materially adverse changes, the rendering of one or more material judgments against the Company or any subsidiary thereof which is not vacated, satisfied, discharged, or stayed within 30 days, and certain events relating to the bankruptcy or insolvency of the Company. In addition, the Credit Facility provides for an event of default if, without the prior written consent of lenders, (i) the Company sells, leases, assigns, transfers or otherwise disposes of any of its assets, other than in the ordinary course of business and in other limited circumstances, (ii) the Company merges with another corporation other than a wholly-owned subsidiary, (iii) any person or two or more persons acting in concert (other than Dr. Rajendra Singh, Neera Singh, any trusts for their benefit or for the benefit of their family members, and any of their respective affiliates which are controlled by any one or more of them) acquire beneficial ownership of more than 25% of the voting stock of the Company, or (iv) during any period of 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company (or other persons nominated by such individuals) cease for any reason to constitute a majority of the Board of Directors of the Company.

     No amounts were outstanding under the Credit Facility at December 31, 1997 and 1998 with the exception of amounts outstanding under the LCC Europe Credit Facility and outstanding letters of credit. Approximately $1.4 million and $2.4 million were outstanding under the LCC Europe Credit Facility at December 31, 1997 and 1998, respectively, and are included in net assets of discontinued operations in the accompanying consolidated balance sheets. Outstanding letters of credit were $2.1 million and $5.8 million at December 31, 1997 and 1998, respectively.

(13) CONVERTIBLE SUBORDINATED DEBT

     In June 1994, the Company issued to MCI a $20.0 million convertible Subordinated Note Due 2000 (the "Subordinated Note"). The Subordinated Note bore interest at a rate equal to 6.8 percent, payable semiannually. The entire principal amount of the Subordinated Note is due in June 2000. Upon the occurrence of certain specified events (including any merger of the Company with another company or any sale of substantially all of the Company's assets), the Subordinated Note will automatically be exchanged for 1,136,440 shares of the Company's Class A Common Stock. In addition, the investor has the right to exchange the Subordinated Note for 1,136,440 shares of the Company's Class A Common Stock: (1) at any time during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Subordinated Note; and (2) upon the occurrence of certain other specified events. The Company has the right to exchange the Subordinated Note for 1,136,440 shares of the Company's Class A Common Stock: (1) if the investor does not exchange the Subordinated Note during the 45-day period commencing on the third through fifth anniversaries of the issuance of the Subordinated Note; and (2) upon the occurrence of certain other specified events.

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

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

unconditionally guaranteed the obligations of Telcom Ventures under the Telcom Ventures Subordinated Note.

     Effective September 27, 1996, in connection with the Company's initial public offering of Class A Common Stock, the Company assumed the $30.0 million Telcom Ventures Subordinated Note from Telcom Ventures. As a result of this assumption the Company has the exclusive right to exercise all Telcom Ventures' rights under the Telcom Ventures Subordinated Note and is solely responsible for the payment of interest and principal thereunder (see note 2).

     On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company's option to convert the notes in 1997. As part of the arrangement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

(14) HEALTH AND RETIREMENT PLANS

     The Company has a defined contribution profit sharing plan under Section 401(k) of the IRC that provides for voluntary employee contributions of 1.0 to
15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee's contribution up to 6.0 percent of each employee's compensation. Company contributions and other expenses associated with the plan were approximately $317,000, $444,000 and $652,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

     The Company is self-insured for group health, life, and short and long-term disability claims up to certain stop losses.

(15) INCENTIVE PLANS

     At December 31, 1996, 1997, and 1998 the Company had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), the Company's income (loss) from continuing operations and income (loss) from continuing operations per share would have been reduced to the pro forma amounts indicated below.

                                                           1996              1997              1998
                                                        -----------       -----------       -----------
                                                        (PRO FORMA)       (PRO FORMA)       (PRO FORMA)
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from continuing operations
     As reported......................................   $(18,693)          $5,390            $(6,958)
     Pro forma........................................    (19,023)           3,262             (9,312)
Income (loss) from continuing operations per share
     As reported:
          Basic.......................................   $  (1.53)          $ 0.37            $ (0.45)
          Diluted.....................................      (1.53)            0.34              (0.45)
     Pro forma:
          Basic.......................................   $  (1.56)          $ 0.22            $ (0.60)
          Diluted.....................................      (1.56)            0.20              (0.60)

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     Income (loss) from continuing operations reflects only options granted in 1995, 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above as compensation cost is reflected over the options' vesting period of up to five-years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $4.25, $8.41 and $10.02, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                 1996        1997        1998
                                               ---------   ---------   ---------
Expected dividend yield......................     0%          0%          0%
Risk-free interest rate......................    6.4%        6.0%        5.0%
Expected life................................  2-6 years   2-8 years   2-8 years
Volatility...................................    48.0%       65.0%       65.0%

     Under the Company's Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock were available for purchase by eligible employees of the Company beginning in 1997. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company's Board of Directors. The purchase price for each share is not less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, the Company sold 65,448 shares to employees in 1997 and 100,710 shares in 1998. Compensation cost of $161,000 and $175,000, respectively, would have been recognized under SFAS No. 123 for the fair value of the employees purchase rights and is included in proforma net income above for 1997. Compensation cost was estimated using the Black Scholes model with the following assumptions.

                                                           1997       1998
                                                         --------   --------
Expected dividend yield................................     0%         0%
Expected life..........................................  3 months   3 months
Volatility.............................................    65%        65%
Risk-free interest rate................................     3%      2.5-3.0%

     The weighted average fair value of the purchase rights granted in 1997 and 1998 was $2.46 and $1.74, respectively.

     In April 1994, the Company adopted the Phantom Membership Plan (the "Phantom Membership Plan"). Under the Phantom Membership Plan, the Members Committee was authorized to grant awards ("Phantom Membership Awards") to those employees of the Company whose responsibilities and decisions, in the Members Committee's opinion, affect the long-term sustained growth and profitability of the Company. Each Phantom Membership Award entitled the recipient thereof to receive, no later than May 1 of each year, an annual award based on a specified percentage of the Company's net income for the preceding fiscal year. The Phantom Membership Plan also included a long-term award. Under the long-term award, once a Phantom Membership Award was fully vested, the recipient had the right to require the Company to purchase, and the Company had the right to require such recipient to sell, all or any portion of the recipient's Phantom Membership Award based on the fair market value of the Company as defined under the Phantom Membership Plan. In connection with the Company's initial public offering, all long-term awards granted under the Phantom Membership Plan were replaced with options granted under the 1996 Employee Stock Option Plan and the annual award feature of the Phantom Membership Plan was terminated. The options vest

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

over the original vesting period of the Phantom Membership Plan awards, generally ratably over, or at the end of, 3 or 5 years.

     Compensation expense related to the annual award feature of the Phantom Membership Plan was $764,000 for 1996. Non-cash compensation related to the long-term award feature of the Phantom Membership Plan, including compensation expense for membership awards converted to stock options under the 1996 Employee Stock Option Plan, was $6.8 million, $0.5 million, and $0.4 million for 1996, 1997, and 1998, respectively, the liability for which was included in paid-in capital in the accompanying consolidated balance sheets.

     In March 1996, LCC adopted an Employee Stock Option Plan for certain key executives under which the Members' Committee granted options for up to an aggregate six percent interest in the Company. Options representing approximately a 6.0% interest were outstanding as of March 15, 1996. The Options were granted at an exercise price equal to fair market value at time of grant, and generally became exercisable at 20% a year over a five-year period. Unexercised options generally expire 10 years after issuance.

     In connection with its initial public offering, the Company established the 1996 Employee Stock Option Plan, which authorized the issuance of up to 3,224,000 shares of Class A Common Stock pursuant to options granted under the plan. An additional 1,501,000 shares of Class A Common Stock were reserved under the 1996 Employee Stock Option Plan in 1998. Options to purchase approximately 580,000 shares of Class A Common Stock at the offering price of $16 were granted, at the time of the Offering to approximately 260 employees of the Company under the Company's 1996 Employee Stock Option Plan. The options vest with respect to one-third of the shares subject to option on each of the first three anniversaries of the date of grant. Unexercised options generally expire 10 years after issuance. In addition, at the time of the Offering options to purchase up to an aggregate of approximately 2,160,000 shares of Class A Common Stock were issued under the 1996 Employee Stock Option Plan to certain employees of the Company to replace the options granted by LCC in connection with the Employee Stock Option Plan (see above) and the Phantom Membership Awards under the LCC Membership Plan adopted in 1994 (see above). The exercise price and number of options granted were intended to maintain a comparable value with the options/awards under the previous plans.

     Also in connection with the Company's initial public offering, the Company established the 1996 Director's Stock Option Plan. The Director's Plan provides for the "formula" grant of options, and authorizes the issuance of up to 60,000 shares of Class A Common Stock and 250,000 shares of Class B Common Stock. An additional 80,000 shares of Class A Common Stock were reserved under the Director's Plan in 1998. The option exercise price for options granted under the Director's Plan is 100% of the fair value of the shares on the date of grant. Each eligible director who is not eligible to hold shares of Class B Common Stock was granted an initial option to purchase 10,000 shares of Class A Common Stock in connection with the offering. Each eligible director who is eligible to hold shares of Class B Common Stock and who was a director as of the offering was granted an initial option to purchase 35,000 shares of Class B Common Stock in connection with the offering, and will be granted additional options to purchase 22,500 shares of Class B Common Stock as of each of the next four annual meetings of the stockholders of the Company if the director continues to be an eligible director. Options granted with respect to Class A Common Stock will become immediately exercisable with respect to directors who were directors of the Company prior to July 1, 1996, and will become exercisable with respect to one-third of the shares of Class A Common Stock that are subject to the options on each of the first three anniversaries of the date of grant subject to acceleration of vesting on a change of control with respect to directors who became directors of the Company after July 1, 1996.

     The Company has reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by The Carlyle Group. The option exercise price for these options are and will be 100% of the fair market value of the Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

Offering, and an additional option was or will be granted to purchase 15,000 shares of Class A Common Stock on each of the next four anniversaries of the initial date of grant. Options granted will vest immediately. The options will expire no later than the fifth anniversary of the date of grant.

     On December 11, 1998, the Company re-priced substantially all options previously granted under the 1996 Employee Stock Option Plan to $5.00 per share which exceeded the fair market value of the stock on that date. Approximately 887,000 share options were subject to re-pricing.

     Changes in stock options outstanding were as follows:

                                                1997                              1998
                                   -------------------------------   -------------------------------
                                                      WEIGHTED-                         WEIGHTED-
                                     NUMBER OF         AVERAGE         NUMBER OF         AVERAGE
                                       SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
                                   --------------   --------------   --------------   --------------
                                   (IN THOUSANDS)    (PER SHARE)     (IN THOUSANDS)    (PER SHARE)
Balance at beginning of year.....      2,813            $ 8.54            2,509           $ 9.89
Granted..........................        418             15.54            1,342            18.31
Exercised........................       (531)             6.08             (431)            6.74
Terminated.......................       (191)            13.08           (1,207)           17.95
                                       -----                             ------
Balance at end of year...........      2,509              9.89            2,213             7.42
                                       =====                             ======

     The following table summarizes information about options at December 31, 1998.

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        ----------------------------------------------------   ---------------------------------
                                             WEIGHTED AVG.     WEIGHTED AVG.                       WEIGHTED AVG.
       RANGE OF             NUMBER AT          REMAINING         EXERCISE          NUMBER AT         EXERCISE
   EXERCISE PRICES      DECEMBER 31, 1998   CONTRACTUAL LIFE       PRICE       DECEMBER 31, 1998       PRICE
   ---------------      -----------------   ----------------   -------------   -----------------   -------------
                         (IN THOUSANDS)        (IN YEARS)                       (IN THOUSANDS)
$4.00.................          706              7.73               4.00               566              4.00
$5.00.................          887              8.83               5.00               285              5.00
$8.50-12.65...........          231              8.45              11.69                97             11.66
$14.875-16.00.........          259              8.14              15.41               154             15.67
$18.00-$20.38.........          130              9.00              18.97                 7             19.84
                              -----                                                  -----
                              2,213              8.16               7.42             1,109              6.64
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

     Each Incentive Award entitles the recipient thereof to receive a cash payment on the date specified in the corresponding award agreement. As of December 31, 1994 and 1995, 20 and 60 employees, respectively, had been granted Incentive Awards under the Incentive Compensation Plan. No new grants were made subsequent to 1995. Compensation expense accrued in connection with the distribution of the value of vested Incentive Awards was $541,000, $409,000, and $4,000 for the years ended December 31, 1996, 1997, and 1998, respectively, which has been included in obligations under incentive plans, net of current portion in the accompanying consolidated balance sheets. As of March 29, 1999, all Incentive Awards granted under the Incentive Compensation Plan were paid in full.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

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

     Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases which have been terminated (see below), the applicable portion of the benefit has been offset against the lease termination penalty. The total deferred rent benefit was approximately $289,000 and $763,000 at December 31, 1997 and 1998, respectively.

     In November 1995 and December 1996, the Company gave notice of early lease termination to two of its landlords and recorded the lease termination penalties thereon in its calendar 1995 and 1996 financial statements. In May 1996, the Company entered into 10-year and 5-year facility lease agreements effective March 1, 1997 and July 1, 1997, respectively.

     Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

                                                               RENTAL RECEIVABLES
                                              RENTAL PAYABLE    UNDER SUBLEASES
                                              --------------   ------------------
                                                        (IN THOUSANDS)
1999........................................     $ 3,651             $1,809
2000........................................       3,724              1,877
2001........................................       3,799              1,650
2002........................................       3,548                249
2003........................................       3,292                 --
Thereafter..................................      12,039                 --

     Rent expense under operating leases was approximately $5.0 million, $5.3 million and $6.9 million for the years ended December 31, 1996, 1997, and 1998, respectively.

     The Company also incurrs rent expense for ground leases and receives rental income from its tenants for the use of its RF transmission towers. Certain ground leases and leases with tenants include renewal options and/or escalation clauses. Future minimum ground/tower leasing expense/revenue under tower leases in effect at December 31, 1998 are as follows:

                                              RENTAL PAYABLE   RENTAL RECEIVABLES
                                              --------------   ------------------
                                                        (IN THOUSANDS)
1999........................................       $664              $1,406
2000........................................        665               1,380
2001........................................        674               1,358
2002........................................        622               1,276
2003........................................        425                 926
Thereafter..................................        972               1,909

(17) CONTINGENCIES

     On February 12, 1999, the minority shareholders of the Company's majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

Microcell itself, seeking rescission of the shareholders' agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver and unspecified monetary damages. On February 16, 1999, the plaintiffs filed a motion to expedite and a motion for appointment of a receiver or custodian. The suit alleges breach of a fiduciary duty, usurpation of corporate opportunities, and waste of Microcell's corporate assets, tortious interference with Microcell's prospective business relations, and violations of the shareholders' agreement. Microcell and the Company have filed a motion to dismiss. The Company believes that the case is without merit and intends to contest this action vigorously.

The Company is party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

(18) EARNINGS PER SHARE

     During 1997 the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and its related interpretations and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                            1996                           1997                          1998
                               ------------------------------   ---------------------------   --------------------------
                               PRO FORMA                                                                           PER
                                  NET               PER SHARE    NET              PER SHARE     NET               SHARE
                                (LOSS)     SHARES    AMOUNT     INCOME   SHARES    AMOUNT      (LOSS)    SHARES   AMOUNT
                               ---------   ------   ---------   ------   ------   ---------   --------   ------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Net income (loss) available
  to common shareholders:
Continuing operations........  $(18,693)                        $5,390                        $ (6,958)
Discontinued Operations......    (2,076)                         2,185                         (17,785)
                               --------                         ------                        --------
Total........................  $(20,769)   12,211               $7,575   14,740               $(24,743)  15,509
                               ========                         ======                        ========
Continuing Operations........                        $(1.53)                        $0.37                         $(0.45)
Discontinued Operations......                         (0.17)                         0.15                          (1.15)
                                                     ------                         -----                         ------
Total........................                        $(1.70)                        $0.51                         $(1.60)
                                                     ======                         =====                         ======
EFFECTIVE OF DILUTIVE
  SECURITIES
  Convertible debt...........                  --                                                            --
  Stock option plans.........                  --                         1,215                              --
                                           ------                        ------                          ------
DILUTIVE EPS
  Net income (loss) available
    to common stockholders
    and assumed conversions:
  Continuing Operations......  $(18,693)             $(1.53)    $5,390              $0.34     $ (6,958)           $(0.45)
  Discontinued Operations....    (2,076)              (0.17)     2,185               0.14      (17,785)            (1.15)
                               --------              ------     ------              -----     --------            ------
  Total......................  $(20,769)   12,211    $(1.70)    $7,575   15,955     $0.47     $(24,743)  15,509   $(1.60)
                               ========    ======    ======     ======   ======     =====     ========   ======   ======

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The Company's convertible subordinated debt, which is exchangeable into 2.8 million shares of the Company's Class A Common Stock, was outstanding during calendar 1996, 1997 and 1998, but was not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive. Options to purchase 2.8 million and 2.2 million shares of Class A Common Stock were outstanding during 1996 and 1998, respectively, but were not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive.

(19) SEGMENT REPORTING

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company's chief operating decision making group is the Executive Committee which is comprised of the Chief Operating Officer and the lead executive of each of the Company's operating segments. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct services.

     The Company's operating segments include Services (Engineering and Design Services and Program Management Services) and Tower ownership and management. Engineering and Design Services provides engineering and design services for cellular phone system operators, personal communication system ("PCS") operators and other wireless communication systems providers. Program Management Services provides program and construction management services related to the build-out of wireless communication systems. Tower ownership and management acquires, builds, owns and manages telecommunications towers.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand alone operating segment profit or loss from operations before income taxes not including nonrecurring gains and losses, and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Interdivisional transactions are eliminated in consolidation. Revenues are attributed to geographic areas based on the location of the assignment. Assets and expenditures for property were not allocated to individual segments in 1996 as the Company did not separately account for and report segment assets until 1997. In addition, segment assets are not allocated between the Engineering and Design and Program Management segments. All assets related to these two segments are included as part of the Engineering and Design segment in the tables below.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

OPERATING SEGMENTS:
(IN THOUSANDS)

                                                                            TOWER OWNERSHIP
                                                 ENGINEERING    PROGRAM           AND
                                                 AND DESIGN    MANAGEMENT     MANAGEMENT       TOTAL
                                                 -----------   ----------   ---------------   -------
1996
  Net revenue from external customers..........    $76,759      $16,397         $   --        $93,156
  Intersegment revenues........................         --           --             --             --
                                                   -------      -------         ------        -------
  Total revenues...............................    $76,759      $16,397         $   --        $93,156
                                                   =======      =======         ======        =======
  Depreciation and amortization................    $ 1,712      $   499         $   --        $ 2,211
  Interest income..............................        207           --             --            207
  Interest expense.............................         --           --             --             --
  Income tax expense (benefit).................      6,427       (2,906)            --          3,521
  Net income (loss)............................      8,621       (3,897)            --          4,724
1997
  Net revenue from external customers..........    $81,650      $ 9,639             --        $91,289
  Intersegment revenues........................         81          316             --            397
                                                   -------      -------         ------        -------
  Total revenues...............................    $81,731      $ 9,955         $   --        $91,686
                                                   =======      =======         ======        =======
  Depreciation and amortization................    $ 1,617      $   317         $   88        $ 2,022
  Interest income..............................        147           --             --            147
  Interest expense.............................        (14)          --            122            108
  Income tax expense (benefit).................      4,597          124           (256)         4,465
  Net income (loss)............................     16,016          430           (893)        15,553
  Segment assets...............................     26,854           --          3,735         30,589
  Expenditures for property....................        562          154          3,048          3,764
1998
  Net revenue from external customers..........    $67,889      $18,439         $  860        $87,188
  Intersegment revenues........................        629          551             --          1,180
                                                   -------      -------         ------        -------
  Total revenues...............................    $68,518      $18,990         $  860        $88,368
                                                   =======      =======         ======        =======
  Depreciation and amortization................    $   916      $   269         $  451        $ 1,636
  Interest income..............................        338           --             --            338
  Interest expense.............................         --           --          1,016          1,016
  Income tax expense (benefit).................      2,386        1,975         (1,692)         2,669
  Net income (loss)............................      3,638        3,012         (2,581)         4,069
  Segment assets...............................     26,899           --         18,250         45,149
  Expenditures for property....................        603          154         14,860         15,617

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

                                                             1996       1997       1998
                                                           --------   --------   --------
REVENUES
  Revenues for reportable segments.......................  $93,156    $91,686    $88,368
  Eliminations...........................................       --       (397)    (1,180)
                                                           -------    -------    -------
  Total consolidated revenues............................  $93,156    $91,289    $87,188
                                                           =======    =======    =======
ASSETS
  Total assets for reportable segments...................             $30,589    $45,149
  Unallocated corporate assets...........................              64,831     39,055
                                                                      -------    -------
  Total consolidated assets..............................             $95,420    $84,204
                                                                      =======    =======

     OTHER SIGNIFICANT ITEMS

                                                              UNALLOCATED
                                                    SEGMENT    CORPORATE                    CONSOLIDATED
                                                     TOTAL    EXPENDITURES   ELIMINATIONS      TOTAL
                                                    -------   ------------   ------------   ------------
1996
  Depreciation and amortization...................  $ 2,211     $    119       $    --        $ 2,330
  Interest Income.................................      207          718            --            925
  Interest expense................................       --        3,050            --          3,050
  Income taxes....................................    3,521      (12,266)           --         (8,745)
1997
  Depreciation and amortization...................  $ 2,022     $  1,388       $    --        $ 3,410
  Interest Income.................................      147          711          (122)           736
  Interest expense................................      108        3,303          (122)         3,289
  Income taxes....................................    4,465       (2,895)          (22)         1,548
  Expenditures for property.......................    3,764        2,920            --          6,684
1998
  Depreciation and amortization...................  $ 1,636     $    773       $    --        $ 2,409
  Interest Income.................................      338        1,576        (1,016)           898
  Interest expense................................    1,016        2,295        (1,016)         2,295
  Income taxes....................................    2,669       (7,089)         (141)        (4,561)
  Expenditures for property.......................   15,617        1,118            --         16,735

     Information concerning principal geographic areas was as follows (in thousands):

                                                 1996                  1997                  1998
                                          -------------------   -------------------   -------------------
                                                       NET                   NET                   NET
                                          REVENUES   PROPERTY   REVENUES   PROPERTY   REVENUES   PROPERTY
                                          --------   --------   --------   --------   --------   --------
North America
  United States.........................  $74,327     $4,031    $61,682     $7,524    $47,065    $21,721
  Canada and Mexico.....................    1,805         --      2,740         --      3,492         --
                                          -------     ------    -------     ------    -------    -------
Total North America.....................   76,132      4,031     64,422      7,524     50,557     21,721
                                          -------     ------    -------     ------    -------    -------

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                 1996                  1997                  1998
                                          -------------------   -------------------   -------------------
                                                       NET                   NET                   NET
                                          REVENUES   PROPERTY   REVENUES   PROPERTY   REVENUES   PROPERTY
                                          --------   --------   --------   --------   --------   --------
Europe
  United Kingdom........................    2,482         --      3,964         --        825          3
  Belgium...............................       --         --      1,230         --      3,384         --
  Netherland............................      816         --      1,443         --      7,113         --
  Other.................................    2,708          3      1,603          2      2,487          1
                                          -------     ------    -------     ------    -------    -------
Total Europe............................    6,006          3      8,240          2     13,809          4
                                          -------     ------    -------     ------    -------    -------
Latin America
  Brazil................................    1,206         --      5,513        165     14,516        407
  Argentina.............................       --         --        258         --        836         --
  Other Latin America...................    1,247         --        358         --        326         --
                                          -------     ------    -------     ------    -------    -------
Total Latin America.....................    2,453         --      6,129        165     15,678        407
                                          -------     ------    -------     ------    -------    -------
Asia-Pacific
  Malaysia..............................    5,203         --      5,331         --      4,036         --
  Korea.................................    2,022         --      1,569         --        650         --
  Phillipines...........................       --         --      1,610         --        885         --
  Other.................................      892         --      3,543         --      1,422         --
                                          -------     ------    -------     ------    -------    -------
Total Asia-Pacific......................    8,117         --     12,053         --      6,993         --
                                          -------     ------    -------     ------    -------    -------
All other...............................      448         --        445         --        151         --
                                          -------     ------    -------     ------    -------    -------
Total...................................  $93,156     $4,034    $91,289     $7,691    $87,188    $22,132
                                          =======     ======    =======     ======    =======    =======

(20) QUARTERLY DATA (UNAUDITED)

                                                                           1997
                                                         -----------------------------------------
                                                           1ST        2ND        3RD        4TH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................................  $20,224    $23,812    $24,587    $22,666
Operating income (loss)................................      796      2,716      7,612     (2,908)
Income (loss) from continuing operations
  before income taxes..................................      455      2,113      7,086     (2,716)
Income (loss) from continuing operations...............      354      1,641      5,505     (2,110)
Income (loss) from discontinued operations.............       36       (512)        78      2,583
Net income.............................................      390      1,129      5,583        473
Pro forma income (loss) per share:
Continuing operations:
  Basic................................................  $  0.02    $  0.11    $  0.37    $ (0.14)
                                                         =======    =======    =======    =======
  Diluted..............................................  $  0.02    $  0.11    $  0.32    $ (0.14)
                                                         =======    =======    =======    =======
Discontinued operations:
  Basic................................................  $  0.00    $ (0.04)   $  0.01    $  0.17
                                                         =======    =======    =======    =======
  Diluted..............................................  $  0.00    $ (0.03)   $  0.00    $  0.17
                                                         =======    =======    =======    =======
Net income per share:

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                           1997
                                                         -----------------------------------------
                                                           1ST        2ND        3RD        4TH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Basic................................................  $  0.03    $  0.08    $  0.38    $  0.03
                                                         =======    =======    =======    =======
  Diluted..............................................  $  0.02    $  0.07    $  0.32    $  0.03
                                                         =======    =======    =======    =======

                                                                           1998
                                                         -----------------------------------------
                                                           1ST        2ND        3RD        4TH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   -------    --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................................  $22,633    $21,790    $22,236    $20,529
Operating income (loss)................................    1,707       (981)    (5,311)    (4,919)
Income (loss) from continuing operations
  before income taxes..................................    1,211     (1,378)    (5,838)    (5,514)
Income (loss) from continuing operations...............      731       (832)    (3,526)    (3,331)
Income (loss) from discontinued operations.............     (432)    (1,364)    (3,553)   (12,436)
Net income (loss)......................................      299     (2,196)    (7,079)   (15,767)
Income (loss) per share................................
Continuing operations:
  Basic................................................  $  0.05    $ (0.05)   $ (0.23)   $ (0.21)
                                                         =======    =======    =======    =======
  Diluted..............................................  $  0.05    $ (0.05)   $ (0.23)   $ (0.21)
                                                         =======    =======    =======    =======
Discontinued operations:
  Basic................................................  $ (0.03)   $ (0.09)   $ (0.23)   $ (0.80)
                                                         =======    =======    =======    =======
  Diluted..............................................  $ (0.03)   $ (0.09)   $ (0.23)   $ (0.80)
                                                         =======    =======    =======    =======
Net income (loss) per share:
  Basic................................................  $  0.02    $ (0.14)   $ (0.45)   $ (1.01)
                                                         =======    =======    =======    =======
  Diluted..............................................  $  0.02    $ (0.14)   $ (0.45)   $ (1.01)
                                                         =======    =======    =======    =======

See note 8 with respect to the special charge recorded by the Company in December 1996, note 3 with respect to the additional allowance for doubtful accounts recorded by the Company in December 1997 as a result of the economic downturn in the Asia-Pacific region and note 9 with respect to the restructuring charge recorded by the company in October 1998. All periods presented have been restated to reflect the hardware and software businesses as discontinued operations (see note 4).

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amount and estimated fair value of the Company's financial instruments in accordance with SFAS No. 107 "Disclosure about Fair Value of Financial Instruments".

                                                             1997                        1998
                                                   -------------------------   -------------------------
                                                   CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                                    AMOUNT        VALUE         AMOUNT        VALUE
                                                   --------   --------------   --------   --------------
                                                                      (IN THOUSANDS)
Liabilities:
  Convertible subordinated debt..................  $50,000       $41,196       $50,000       $10,654
Shareholders' Equity:
  Notes receivable from shareholder..............    2,800         2,800         2,100         2,100
Off balance sheet--letters of credit.............       --            --         3,700         3,700

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts and notes receivable, the note payable as of December 31, 1997 and accounts payable approximated fair value as of December 31, 1997 and 1998 because of the relatively short duration of these instruments.

     Convertible subordinated debt -- the fair value at December 31, 1997 and 1998 is based on the fair market value of the Class A Common Stock assuming conversion into 2,841,099 shares.

     Notes receivable from shareholder -- the carrying value of the note receivable approximated the fair value as the receivable is treated as a deemed dividend.

     Letters of credit -- the fair value of letters of credit was estimated based on fees currently charged for similar agreements or the estimated cost to terminate or settle the obligations.

     Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of unconsolidated affiliates. No such guarantees were outstanding at December 31, 1997 or 1998.

(22) SUBSEQUENT EVENTS

     From January 1, 1999 to March 29, 1999 the Company borrowed a total of $3.4 million under its Credit Facility with Chase.

     In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest thereon at a rate of 9.0 percent is due on April 30, 2000 or upon the occurrence of certain events such as the sale of all or substantially all of the assets of the Company. At anytime from August 1, 1999 either Telcom Ventures or the Company may convert the then outstanding principal and accrued, but unpaid interest into shares of the Company's Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events.

     During the two month period ended February 28, 1999, the Company recognized total foreign currency transaction losses of approximately $2.1 million related to its 1998 Latin American operations. The majority of the losses were from the Company's Brazilian operations as a result of the devaluation of the Real in 1999.

     Telcom Ventures has assured the Company that it intends to provide the Company with funding to cover any cash shortfalls the Company may have during 1999 in an amount not to exceed $12.5 million less the sum of amounts drawn under the Credit Facility in excess of $10 million plus amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including the parties reaching agreement on applicable financing documents, and will apply only as long as Telcom Ventures directly or indirectly owns at least 40% of the Company's outstanding common stock, other than any stock issued to MCI upon conversion of the MCI notes.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

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

             Report of Independent Auditors.

             Consolidated Statements of Operations -- Years Ended December 31, 1996, 1997, and 1998.

             Consolidated Balance Sheets as of December 31, 1997 and 1998.

             Consolidated Statements of Shareholders' Equity (Deficit) -- Years Ended December 31, 1996, 1997 and 1998.

             Consolidated Statements of Cash Flows -- Years Ended December 31, 1996, 1997 and 1998.

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

             Schedule II -- Valuation and Qualifying Accounts

     (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
             3.1    --   Restated Certificate of Incorporation of the Company.*
             3.2    --   Amended and Restated Bylaws of the Company.*
             4.1    --   Form of Class A and Class B Common Stock certificates.*
             4.2    --   LCC International, Inc. 1996 Directors Stock Option Plan.*
             4.3    --   LCC International, Inc. 1996 Employee Stock Option Plan.*
             4.4    --   LCC International, Inc. 1996 Employee Stock Purchase Plan.*
             4.5    --   Amendment No. 1 to LCC International, Inc. Employee Stock
                         Purchase Plan**
             4.6    --   Amendment to LCC International, Inc. 1996 Directors Stock
                         Option Plan, dated April 22, 1997.
             4.7    --   Amendment to LCC International, Inc. 1996 Directors Stock
                         Option Plan, dated April 16, 1998.
             4.8    --   Amendment to LCC International, Inc. 1996 Employee Stock
                         Option Plan, dated April 16, 1998.
            10.1    --   [Intentionally omitted]
            10.2    --   [Intentionally omitted]
            10.3    --   [Intentionally omitted]
            10.4    --   [Intentionally omitted]
            10.5    --   1994 LCC, L.L.C. Incentive Compensation Plan.*
            10.6    --   [Intentionally omitted]
            10.7    --   [Intentionally omitted]
            10.8    --   Subordinated Note due 2000 by Telcom Ventures, L.L.C.
                         payable to MCI Telecommunications Corporation dated June 28,
                         1994.*

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.9    --   Subordinated Note due 2000 by LCC, L.L.C. payable to MCI
                         Telecommunications Corporation dated June 28, 1994.*
           +10.10   --   [Intentionally omitted]
          ++10.11   --   Amended and Restated Service Agreement, dated as of October
                         1, 1996, by and between TSI, a division of LCC
                         International, Inc., and Nextel Communications, Inc.****
          ++10.12   --   Amended and Restated Software License Agreement, dated as of
                         October 1, 1996 by and between LCC, a division of LCC
                         International, Inc., and Nextel Communications, Inc.****
            10.13   --   Amended and Restated Shareholders' Rights Agreement dated
                         February  , 1996 between NextWave Telecom Inc. and LCC,
                         L.L.C.*
            10.14   --   Letter Agreement dated March   , 1996 between NextWave
                         Telecom, Inc. and LCC, L.L.C.*
           +10.15   --   Letter Agreement dated March 12, 1996 between NextWave
                         Telecom, Inc. and LCC, L.L.C.*
            10.16   --   Subscription Agreement dated March 12, 1996 between NextWave
                         Telecom, Inc. and LCC, L.L.C.*
            10.17   --   [Intentionally omitted]
            10.18   --   Convertible Loan and Investment Agreement dated March 20,
                         1996 by and between LCC, L.L.C. and DCR Communications,
                         Inc.*
           +10.19   --   Letter Agreement dated March 20, 1996 by and between LCC,
                         L.L.C. and DCR Communications, Inc.*
            10.20   --   Agreement dated May 17, 1996, between LCC, L.L.C. and
                         West*Park Associates Limited Partnership for office space at
                         7925 Jones Branch Drive, McLean, Virginia, 22102.*
            10.21   --   Agreement dated May 17, 1996, between LCC, L.L.C. and
                         West*Park Associates Limited Partnership for office space at
                         7927 Jones Branch Drive, McLean, Virginia, 22102.*
            10.22   --   Letter Agreement dated May 31, 1996 between LCC
                         International, Inc. and Arno Penzias.*
            10.23   --   [Intentionally omitted]
            10.24   --   Security Agreement dated June 14, 1996 among LCC, L.L.C.,
                         LCC Design Services, L.L.C. and LCC Development Company,
                         L.L.C., in favor of The Chase Manhattan Bank (National
                         Association).*
            10.25   --   Intellectual Property Security Agreement dated June 14, 1996 by LCC, L.L.C. in favor of The Chase Manhattan Bank
                         (National Association).*
            10.26   --   Pledge Agreement dated June 14, 1996 among LCC, L.L.C., LCC
                         Design Services, L.L.C. and LCC Development Company, L.L.C.,
                         in favor of The Chase Manhattan Bank (National
                         Association).*
            10.27   --   Intercompany Agreement dated as of August 27, 1996 among
                         Telcom Ventures, L.L.C., LCC, L.L.C., LCC International,
                         Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera
                         Singh, certain trusts for the benefit of members of the
                         Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC
                         Investors II, L.P., Carlyle-LCC Investors III, L.P.,
                         Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group,
                         L.L.C.*
            10.28   --   Registration Rights Agreement dated July 25, 1996 among LCC
                         International, Inc., RF Investors, L.L.C. and MCI
                         Telecommunications Corporation.*

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.29   --   Form of Indemnity Agreement between LCC International, Inc.
                         and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark
                         D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J.
                         Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A.
                         Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose,
                         Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson and
                         Michael S. McNelly.*
            10.30   --   Overhead and Administrative Services Agreement dated August
                         27, 1996 between LCC International, Inc. and Telcom
                         Ventures, L.L.C.*
            10.31   --   Agreement of Merger dated September 15, 1996 between LCC,
                         L.L.C. and LCC International, Inc.*
            10.32   --   Form of LCC International, Inc. Directors Stock Option Plan
                         stock option agreement for directors who will receive Class
                         B Common Stock.*
            10.33   --   Amended and Restated Securityholders Agreement dated July
                         25, 1996 among Telcom Ventures, L.L.C., LCC, Incorporated,
                         TC Group, L.L.C., LCC, L.L.C. and MCI Telecommunications
                         Corporation.*
            10.34   --   Amendment to Subordinated Note due 2000 by Telcom Ventures,
                         L.L.C. payable to MCI Telecommunications Corporation dated
                         July 25, 1996.*
            10.35   --   Amendment to Subordinated Note due 2000 by LCC, L.L.C.
                         payable to MCI Telecommunications Corporation dated July 25,
                         1996.*
            10.36   --   Form of Promissory Note by Telcom Ventures, L.L.C. to LCC
                         International, Inc.*
            10.37   --   Form of Stock Option Agreement between LCC International,
                         Inc. and the Carlyle Option Designees.*
            10.38   --   Form of LCC International, Inc. 1996 Employee Stock Option
                         Plan incentive stock option agreement.*
            10.39   --   Form of LCC International, Inc. 1996 Employee Stock Option
                         Plan non-incentive stock option agreement.*
            10.40   --   Form of LCC International, Inc. 1996 Employee Stock Option
                         Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994
                         Phantom Membership Plan or the LCC, L.L.C. 1996 Employee
                         Option Plan).*
            10.41   --   Form of LCC International, Inc. Directors Stock Option Plan
                         stock option agreement for directors who will receive Class
                         A Common Stock (other than Mark D. Ein).*
            10.42   --   Form of LCC International, Inc. Directors Stock Option Plan
                         stock option agreement for Mark D. Ein.*
            10.43   --   Form of Phantom Membership Plan Exchange Agreement.*
            10.44   --   [Intentionally omitted]
            10.45   --   [Intentionally omitted]
            10.46   --   Letter Agreement dated August 22, 1996 between LCC
                         International, Inc. and Arno Penzias.*
            10.47   --   [Intentionally omitted]
            10.48   --   Form of Notice of Assignment of Subordinated Note Due 2000
                         from Telcom Ventures, L.L.C. and LCC International, Inc. to
                         MCI Telecommunications Corporation.*
            10.49   --   Form of Second Amendment to Subordinated Note Due 2000 by
                         Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
            10.50   --   Form of Third Amendment to Subordinated Note Due 2000 by
                         Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.51   --   Amendment to Amended and Restated Securityholders Agreement
                         dated September 19, 1996 among Telcom Ventures, L.L.C., LCC,
                         Incorporated, TC Group, L.L.C., LCC, L.L.C. and MCI
                         Telecommunications Corporation.*
            10.52   --   Series D Convertible Debenture Due March 27, 2001 by DCR
                         Communications, Inc. dated March 27, 1996.*
            10.53   --   Series D Convertible Debenture Due May 10, 2001 by DCR
                         Communications, Inc. dated May 10, 1996.*
            10.54   --   [Intentionally omitted]
            10.55   --   [Intentionally omitted]
            10.56   --   Form of Subordination and Intercreditor Agreement dated as
                         of September   , 1996 by and among The Chase Manhattan Bank,
                         as administrative agent, MCI Telecommunications Corporation and LCC International, Inc.*
            10.57   --   Asset Purchase Agreement, dated as of December 30, 1996,
                         between European Technology Partner AS and LCC International
                         AS***
            10.58   --   [Intentionally omitted]
            10.59   --   Second Amendment to Subordinated Note Due 2000 and Amendment
                         to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                         and among the Company, MCI and RF Investors as the
                         Registration Rights Agreement amendment.*****
            10.60   --   Fourth Amendment to Subordinated Note Due 2000 and Amendment
                         to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                         and among the Company, MCI and RF Investors as the
                         Registration Rights Agreement amendment.*****
            10.61   --   [Intentionally omitted]
            10.62   --   [Intentionally omitted]
            10.63   --   Third Amended and Restated Credit Agreement dated as of
                         December 30, 1998, among LCC International, Inc., LCC Europe
                         AS, LCC Design Services, L.L.C., LCC Development Company,
                         L.L.C., Microcell Management, Inc., Koll Telecommunications
                         Services, L.L.C., the Lenders signatory thereto and The
                         Chase Manhattan Bank.
            10.64   --   Cash Collateral Account Agreement dated as of December 30,
                         1998 by Rajendra Singh in favor of The Chase Manhattan Bank.
            10.65   --   Unconditional Guaranty dated as of December 30, 1998 by
                         Rajendra Singh in favor of The Chase Manhattan Bank.
            10.66   --   Side letter from LCC International, Inc. to Microcell
                         Management, Inc., dated March 12, 1999.
            10.67   --   Convertible Subordinated Promissory Note dated January 28,
                         1999, in the principal amount of $5,000,000 issued to Telcom
                         Ventures, L.L.C. by LCC International, Inc.
            10.68   --   Subordination and Intercreditor Agreement dated as of
                         January 28, 1999 among The Chase Manhattan Bank, Telcom
                         Ventures, L.L.C. and LCC International, Inc.
            10.69   --   Agreement Regarding Resignation of Employment and Other
                         Matters dated as of October 5, 1998, by Geoffrey S. Carroll and LCC International, Inc.
            10.70   --   Form of Revolving Credit Note dated September 30, 1996, in the principal amount of $20,000,000 issued to The Chase
                         Manhattan Bank by LCC International, Inc.****
            10.71   --   Form of Swingline Note dated December 15, 1997, in the
                         principal amount of 2,500,000 issued to The Chase Manhattan
                         Bank by LCC Europe AS.****

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.72   --   Revolving Credit Facility and Security Agreement, dated as of December 31, 1996, by LCC International, Inc. and
                         Microcell Management, Inc.
            10.73   --   Revolving Credit Note dated December 31, 1996, in the
                         principal amount of $35,000,000 issued to LCC International,
                         Inc. by Microcell Management, Inc.
            10.74   --   Shareholders' Agreement of Microcell Management, Inc., dated as of December 31, 1996 among LCC International, Inc.,
                         Albert F. Grimes, Donald G. McClure, Jr., R. Michael Gill,
                         Roy R. Markert, III, Joseph D. Croft, III, Pamela H.
                         O'Neill, and Gary L. Grimes.
            10.75   --   Letter, dated November 7, 1996, from LCC International, Inc.
                         to MCI Telecommunications Corporation.
            11      --   Calculation of Pro Forma Net Income (Loss) Per Share.
            21      --   Subsidiaries of the Company.
            23.1    --   Consent of KPMG LLP.
            27      --   Financial Data Schedule.

---------------
      * Incorporated by reference to the Exhibits on the Company's Registration Statement on Form S-1 (Registration No. 333-6067).

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

   (b) Reports on Form 8-K.

     On September 30, 1998, the Company filed a Current Report on Form 8-K which reported that, on September 18, 1998, the Company entered into an Asset Exchange Agreement with Allen Telecom Inc., Allen Telecom Investments, Inc. and LCC Europe GmbH for the acquisition by the Company of the Comsearch Division of Allen Telecom Inc. and the sale to Allen Telecom Inc. of the products division of the Company. The September 30, 1998 Current Report also explained that consummation of the transactions under the Asset Exchange Agreement were subject to the satisfaction of certain conditions.

     On October 7, 1998, the Company filed a Current Report on Form 8-K which reported that, on October 5, 1998, the Company announced the resignation of Dr. Geoffrey Scott Carroll as President and Chief Executive Officer of the Company and the appointment of Dr. Rajendra Singh, Chairperson of the Company's Board of Directors, as interim chief executive.

     On October 20, 1998 the Company filed a Current Report on Form 8-K which reported that, on October 19, 1998, the Company and Allen Telecom Inc. announced the termination of the Asset Exchange Agreement, dated September 18, 1998, among the Company, Allen Telecom Inc., Allen Telecom Investments, Inc. and LCC Europe GmbH.

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

     "ITU " -- International Telecommunications Union

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

     "REFLEX (TM)" -- Two way narrowband PCS protocol developed by Motorola.

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

     "3G " -- A single next generation standard for the Americas, Europe, Japan, Korea and China which the ITU and other standard bodies are attempting to develop. This next generation of service will enable carriers to deploy key capabilities that current so-called "2G" wireless technologies such as TDMA, CDMA and GSM are unable to support, provide open standards and architecture and lower cost, higher capacity and improved performance. Anticipated 3G capabilities include wireline quality voice service, collaborative working between multimedia and high speed data, user customization allowing the subscriber better control over features such as voicemail routing, announcements and call screening, mobility-enabled services such as vehicular navigation and emergency services, wireless local loop capabilities, seamless global roaming, zone identification and billing and satellite interworking. The ITU has received numerous proposals from several countries and standards groups recommending specifications for the new standard and has formed an operators' standards forum for the purpose of forging a consensus with respect to the new standard among operators, vendors and standards groups.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1999.
                                          LCC INTERNATIONAL, INC.

                                          By:     /s/ RAJENDRA SINGH
                                          --------------------------------------
                                                      Rajendra Singh
                                                    Interim President
                                               and Chief Executive Officer

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

                    SIGNATURES                                   TITLE                     DATE
                    ----------                                   -----                     ----

                /s/ RAJENDRA SINGH                    Interim President and Chief    March 30, 1999
---------------------------------------------------     Executive Officer and
                  Rajendra Singh                        Chairperson of the Board
                                                        of Directors

                 /s/ RICHARD HOZIK                    Senior Vice President,         March 30, 1999
---------------------------------------------------     Treasurer and Chief
                   Richard Hozik                        Financial Officer
                                                        (Principal Financial
                                                        Officer)

              /s/ GEOFFREY S. CARROLL                 Director                       March 30, 1999
---------------------------------------------------
                Geoffrey S. Carroll

                                                      Director                       March   , 1999
---------------------------------------------------
                    Mark D. Ein

                /s/ ARNO A. PENZIAS                   Director                       March 30, 1999
---------------------------------------------------
                  Arno A. Penzias

                  /s/ NEERA SINGH                     Director                       March 30, 1999
---------------------------------------------------
                    Neera Singh

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                           COLUMN C
                                                              -----------------------------------
               COLUMN A                      COLUMN B                      ADDITIONS                  COLUMN D        COLUMN E
--------------------------------------  -------------------   -----------------------------------   -------------   -------------
                                            BALANCE AT            CHARGED TO         CHARGES TO                      BALANCE AT
             DESCRIPTION                BEGINNING OF PERIOD   COSTS AND EXPENSES   OTHER ACCOUNTS   DEDUCTIONS(1)   END OF PERIOD
--------------------------------------  -------------------   ------------------   --------------   -------------   -------------
Year ended December 31, 1996
  Allowance for doubtful accounts.....        $ 1,919              $13,731              $--            $1,881          $13,769
Year ended December 31, 1997
  Allowance for doubtful accounts.....         13,769                3,206               --             5,046           11,929
Year ended December 31, 1998
  Allowance for doubtful accounts.....         11,929                2,047               --             3,523           10,453

---------------

(1) Deduction for write-off of receivables to allowance account.

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
             3.1    --   Restated Certificate of Incorporation of the Company.*
             3.2    --   Amended and Restated Bylaws of the Company.*
             4.1    --   Form of Class A and Class B Common Stock certificates.*
             4.2    --   LCC International, Inc. 1996 Directors Stock Option Plan.*
             4.3    --   LCC International, Inc. 1996 Employee Stock Option Plan.*
             4.4    --   LCC International, Inc. 1996 Employee Stock Purchase Plan.*
             4.5    --   Amendment No. 1 to LCC International, Inc. Employee Stock
                         Purchase Plan**
             4.6    --   Amendment to LCC International, Inc. 1996 Directors Stock
                         Option Plan, dated April 22, 1997.
             4.7    --   Amendment to LCC International, Inc. 1996 Directors Stock
                         Option Plan, dated April 16, 1998.
             4.8    --   Amendment to LCC International, Inc. 1996 Employee Stock
                         Option Plan, dated April 16, 1998.
            10.1    --   [Intentionally omitted]
            10.1    --   [Intentionally omitted]
            10.2    --   [Intentionally omitted]
            10.3    --   [Intentionally omitted]
            10.4    --   [Intentionally omitted]
            10.5    --   1994 LCC, L.L.C. Incentive Compensation Plan.*
            10.6    --   [Intentionally omitted]
            10.7    --   [Intentionally omitted]
            10.8    --   Subordinated Note due 2000 by Telcom Ventures, L.L.C.
                         payable to MCI Telecommunications Corporation dated June 28,
                         1994.*
            10.9    --   Subordinated Note due 2000 by LCC, L.L.C. payable to MCI
                         Telecommunications Corporation dated June 28, 1994.*
           +10.10   --   [Intentionally omitted]
          ++10.11   --   Amended and Restated Service Agreement, dated as of October
                         1, 1996, by and between TSI, a division of LCC
                         International, Inc., and Nextel Communications, Inc.****
          ++10.12   --   Amended and Restated Software License Agreement, dated as of
                         October 1, 1996 by and between LCC, a division of LCC
                         International, Inc., and Nextel Communications, Inc.****
            10.13   --   Amended and Restated Shareholders' Rights Agreement dated
                         February  , 1996 between NextWave Telecom Inc. and LCC,
                         L.L.C.*
            10.14   --   Letter Agreement dated March   , 1996 between NextWave
                         Telecom, Inc. and LCC, L.L.C.*
           +10.15   --   Letter Agreement dated March 12, 1996 between NextWave
                         Telecom, Inc. and LCC, L.L.C.*
            10.16   --   Subscription Agreement dated March 12, 1996 between NextWave
                         Telecom, Inc. and LCC, L.L.C.*
            10.17   --   [Intentionally omitted]

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.18   --   Convertible Loan and Investment Agreement dated March 20,
                         1996 by and between LCC, L.L.C. and DCR Communications,
                         Inc.*
           +10.19   --   Letter Agreement dated March 20, 1996 by and between LCC,
                         L.L.C. and DCR Communications, Inc.*
            10.20   --   Agreement dated May 17, 1996, between LCC, L.L.C. and
                         West*Park Associates Limited Partnership for office space at
                         7925 Jones Branch Drive, McLean, Virginia, 22102.*
            10.21   --   Agreement dated May 17, 1996, between LCC, L.L.C. and
                         West*Park Associates Limited Partnership for office space at
                         7927 Jones Branch Drive, McLean, Virginia, 22102.*
            10.22   --   Letter Agreement dated May 31, 1996 between LCC
                         International, Inc. and Arno Penzias.*
            10.23   --   [Intentionally omitted]
            10.24   --   Security Agreement dated June 14, 1996 among LCC, L.L.C.,
                         LCC Design Services, L.L.C. and LCC Development Company,
                         L.L.C., in favor of The Chase Manhattan Bank (National
                         Association).*
            10.25   --   Intellectual Property Security Agreement dated June 14, 1996 by LCC, L.L.C. in favor of The Chase Manhattan Bank
                         (National Association).*
            10.26   --   Pledge Agreement dated June 14, 1996 among LCC, L.L.C., LCC
                         Design Services, L.L.C. and LCC Development Company, L.L.C.,
                         in favor of The Chase Manhattan Bank (National
                         Association).*
            10.27   --   Intercompany Agreement dated as of August 27, 1996 among
                         Telcom Ventures, L.L.C., LCC, L.L.C., LCC International,
                         Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera
                         Singh, certain trusts for the benefit of members of the
                         Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC
                         Investors II, L.P., Carlyle-LCC Investors III, L.P.,
                         Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group,
                         L.L.C.*
            10.28   --   Registration Rights Agreement dated July 25, 1996 among LCC
                         International, Inc., RF Investors, L.L.C. and MCI
                         Telecommunications Corporation.*
            10.29   --   Form of Indemnity Agreement between LCC International, Inc.
                         and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark
                         D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J.
                         Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A.
                         Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose,
                         Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson and
                         Michael S. McNelly.*
            10.30   --   Overhead and Administrative Services Agreement dated August
                         27, 1996 between LCC International, Inc. and Telcom
                         Ventures, L.L.C.*
            10.31   --   Agreement of Merger dated September 15, 1996 between LCC,
                         L.L.C. and LCC International, Inc.*
            10.32   --   Form of LCC International, Inc. Directors Stock Option Plan
                         stock option agreement for directors who will receive Class
                         B Common Stock.*
            10.33   --   Amended and Restated Securityholders Agreement dated July
                         25, 1996 among Telcom Ventures, L.L.C., LCC, Incorporated,
                         TC Group, L.L.C., LCC, L.L.C. and MCI Telecommunications
                         Corporation.*
            10.34   --   Amendment to Subordinated Note due 2000 by Telcom Ventures,
                         L.L.C. payable to MCI Telecommunications Corporation dated
                         July 25, 1996.*

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.35   --   Amendment to Subordinated Note due 2000 by LCC, L.L.C.
                         payable to MCI Telecommunications Corporation dated July 25,
                         1996.*
            10.36   --   Form of Promissory Note by Telcom Ventures, L.L.C. to LCC
                         International, Inc.*
            10.37   --   Form of Stock Option Agreement between LCC International,
                         Inc. and the Carlyle Option Designees.*
            10.38   --   Form of LCC International, Inc. 1996 Employee Stock Option
                         Plan incentive stock option agreement.*
            10.39   --   Form of LCC International, Inc. 1996 Employee Stock Option
                         Plan non-incentive stock option agreement.*
            10.40   --   Form of LCC International, Inc. 1996 Employee Stock Option
                         Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994
                         Phantom Membership Plan or the LCC, L.L.C. 1996 Employee
                         Option Plan).*
            10.41   --   Form of LCC International, Inc. Directors Stock Option Plan
                         stock option agreement for directors who will receive Class
                         A Common Stock (other than Mark D. Ein).*
            10.42   --   Form of LCC International, Inc. Directors Stock Option Plan
                         stock option agreement for Mark D. Ein.*
            10.43   --   Form of Phantom Membership Plan Exchange Agreement.*
            10.44   --   [Intentionally omitted]
            10.45   --   [Intentionally omitted]
            10.46   --   Letter Agreement dated August 22, 1996 between LCC
                         International, Inc. and Arno Penzias.*
            10.47   --   [Intentionally omitted]
            10.48   --   Form of Notice of Assignment of Subordinated Note Due 2000
                         from Telcom Ventures, L.L.C. and LCC International, Inc. to
                         MCI Telecommunications Corporation.*
            10.49   --   Form of Second Amendment to Subordinated Note Due 2000 by
                         Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
            10.50   --   Form of Third Amendment to Subordinated Note Due 2000 by
                         Telcom Ventures, L.L.C. and LCC International, Inc. payable to MCI Telecommunications Corporation.*
            10.51   --   Amendment to Amended and Restated Securityholders Agreement
                         dated September 19, 1996 among Telcom Ventures, L.L.C., LCC,
                         Incorporated, TC Group, L.L.C., LCC, L.L.C. and MCI
                         Telecommunications Corporation.*
            10.52   --   Series D Convertible Debenture Due March 27, 2001 by DCR
                         Communications, Inc. dated March 27, 1996.*
            10.53   --   Series D Convertible Debenture Due May 10, 2001 by DCR
                         Communications, Inc. dated May 10, 1996.*
            10.54   --   [Intentionally omitted]
            10.55   --   [Intentionally omitted]
            10.56   --   Form of Subordination and Intercreditor Agreement dated as
                         of September   , 1996 by and among The Chase Manhattan Bank,
                         as administrative agent, MCI Telecommunications Corporation and LCC International, Inc.*

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.57   --   Asset Purchase Agreement, dated as of December 30, 1996,
                         between European Technology Partner AS and LCC International
                         AS***
            10.58   --   [Intentionally omitted]
            10.59   --   Second Amendment to Subordinated Note Due 2000 and Amendment
                         to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                         and among the Company, MCI and RF Investors as the
                         Registration Rights Agreement amendment.*****
            10.60   --   Fourth Amendment to Subordinated Note Due 2000 and Amendment
                         to Registration Rights Agreement, dated October 23, 1997, by and between the Company and MCI as to the Note amendment,
                         and among the Company, MCI and RF Investors as the
                         Registration Rights Agreement amendment.*****
            10.61   --   [Intentionally omitted]
            10.62   --   [Intentionally omitted]
            10.63   --   Third Amended and Restated Credit Agreement dated as of
                         December 30, 1998, among LCC International, Inc., LCC Europe
                         AS, LCC Design Services, L.L.C., LCC Development Company,
                         L.L.C., Microcell Management, Inc., Koll Telecommunications
                         Services, L.L.C., the Lenders signatory thereto and The
                         Chase Manhattan Bank.
            10.64   --   Cash Collateral Account Agreement dated as of December 30,
                         1998 by Rajendra Singh in favor of The Chase Manhattan Bank.
            10.65   --   Unconditional Guaranty dated as of December 30, 1998 by
                         Rajendra Singh in favor of The Chase Manhattan Bank.
            10.66   --   Side letter from LCC International, Inc. to Microcell
                         Management, Inc., dated March 12, 1999.
            10.67   --   Convertible Subordinated Promissory Note dated January 28,
                         1999, in the principal amount of $5,000,000 issued to Telcom
                         Ventures, L.L.C. by LCC International, Inc.
            10.68   --   Subordination and Intercreditor Agreement dated as of
                         January 28, 1999 among The Chase Manhattan Bank, Telcom
                         Ventures, L.L.C. and LCC International, Inc.
            10.69   --   Agreement Regarding Resignation of Employment and Other
                         Matters dated as of October 5, 1998, by Geoffrey S. Carroll and LCC International, Inc.
            10.70   --   Form of Revolving Credit Note dated September 30, 1996, in the principal amount of $20,000,000 issued to The Chase
                         Manhattan Bank by LCC International, Inc.****
            10.71   --   Form of Swingline Note dated December 15, 1997, in the
                         principal amount of 2,500,000 issued to The Chase Manhattan
                         Bank by LCC Europe AS.****
            10.72   --   Revolving Credit Facility and Security Agreement, dated as of December 31, 1996, by LCC International, Inc. and
                         Microcell Management, Inc.

          EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          -------                            -------------------
            10.73   --   Revolving Credit Note dated December 31, 1996, in the
                         principal amount of $35,000,000 issued to LCC International,
                         Inc. by Microcell Management, Inc.
            10.74   --   Shareholders' Agreement of Microcell Management, Inc., dated as of December 31, 1996, among LCC International, Inc.,
                         Albert F. Grimes, Donald G. McClure, Jr., R. Michael Gill,
                         Roy R. Markert, III, Joseph D. Croft, III, Pamela H. O'Neil,
                         and Gary L. Grimes.
            10.75   --   Letter, dated November 7, 1996, from LCC International, Inc.
                         to MCI Telecommunications Corporation.
            11      --   Calculation of Pro Forma Net Income (Loss) Per Share.
            21      --   Subsidiaries of the Company.
            23.1    --   Consent of KPMG LLP.
            27      --   Financial Data Schedule.

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