Form 10-Q
period 1999-03-31
LCC INTERNATIONAL INC
filed 1999-05-17
CIK 1016229

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1999
                                   OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM             TO             .

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

                                 NOT APPLICABLE
                        -------------------------------

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

As of May 11, 1999, the registrant had outstanding 7,205,574 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
          Condensed consolidated statements of operations for the
            three months ended March 31, 1998 and 1999................     2
          Condensed consolidated balance sheets as of December 31,
            1998 and March 31, 1999...................................     3
          Condensed consolidated statements of cash flows for the
            three months ended March 31, 1998 and 1999................     4
          Notes to condensed consolidated financial statements........     5
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     8
PART II:  OTHER INFORMATION...........................................    14
ITEM 1:   Legal Proceedings...........................................    14
ITEM 2:   Changes in Securities.......................................    14
ITEM 3:   Defaults Upon Senior Securities.............................    14
ITEM 4:   Submission Of Matters to a Vote of Security Holders.........    14
ITEM 5:   Other Information...........................................    14
ITEM 6:   Exhibits and Reports on Form 8K.............................    14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
REVENUES:
  Service...................................................  $22,506    $17,445
  Tower ownership and management............................      127        228
                                                              -------    -------
                                                               22,633     17,673
                                                              -------    -------
COST OF REVENUES:
  Service...................................................   15,616     11,705
  Tower ownership and management............................       72        225
                                                              -------    -------
                                                               15,688     11,930
                                                              -------    -------
GROSS PROFIT................................................    6,945      5,743
                                                              -------    -------
OPERATING EXPENSES:
  Sales and marketing.......................................      789      1,552
  General and administrative................................    3,912      3,704
  Non-cash compensation.....................................      109        106
  Depreciation and amortization.............................      428        719
                                                              -------    -------
                                                                5,238      6,081
                                                              -------    -------
OPERATING INCOME (LOSS).....................................    1,707      ( 338)
                                                              -------    -------
OTHER INCOME (EXPENSE):
  Interest income...........................................      250        220
  Interest expense..........................................     (573)      (701)
  Other.....................................................     (173)    (1,399)
                                                              -------    -------
                                                                 (496)    (1,880)
                                                              -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................    1,211     (2,218)
PROVISION (BENEFIT) FOR INCOME TAXES........................      480       (326)
                                                              -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      731     (1,892)
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFITS.......     (432)        --
                                                              -------    -------
NET INCOME (LOSS)...........................................  $   299    $(1,892)
                                                              =======    =======
NET INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS
  Basic.....................................................  $  0.05    $ (0.12)
                                                              =======    =======
  Diluted...................................................  $  0.05    $ (0.12)
                                                              =======    =======
DISCONTINUED OPERATIONS
  Basic.....................................................  $ (0.03)   $    --
                                                              =======    =======
  Diluted...................................................  $ (0.03)   $    --
                                                              =======    =======
NET INCOME (LOSS) PER SHARE
  Basic.....................................................  $  0.02    $ (0.12)
                                                              =======    =======
  Diluted...................................................  $  0.02    $ (0.12)
                                                              =======    =======
WEIGHTED AVERAGE SHARES USED IN CALCULATION
  OF NET INCOME (LOSS) PER SHARE:
  Basic.....................................................   15,283     15,640
                                                              =======    =======
  Diluted...................................................   16,030     15,640
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS:
Current assets:
    Cash and cash equivalents...............................    $  4,240       $  4,645
    Short-term investments..................................         113            113
    Receivables, net of allowance for doubtful accounts of
      $10,453 and $10,284 at December 31, 1998 and March 31,
      1999, respectively:
         Trade accounts receivable..........................      13,028         13,062
         Due from related parties and affiliates............         611            904
         Unbilled receivables...............................       6,078          5,815
    Deferred income taxes, net..............................      12,050          9,527
    Prepaid expenses and other current assets...............       3,072          2,781
    Net assets of discontinued operations...................       9,139         10,174
                                                                --------       --------
         Total current assets...............................      48,331         47,021
Property and equipment, net.................................      22,132         29,908
Deferred income taxes, net..................................      12,705         15,553
Other assets................................................       1,036          1,171
                                                                --------       --------
                                                                $ 84,204       $ 93,653
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Line of credit..........................................    $     --       $  4,211
    Accounts payable........................................       4,637          4,853
    Accrued expenses........................................       8,153         10,171
    Accrued employee compensation and benefits..............       9,702          8,891
    Deferred revenue........................................         277            510
    Income taxes payable....................................       7,894          8,016
    Obligations under incentive plans.......................          55             --
    Other current liabilities...............................       3,142          3,462
                                                                --------       --------
         Total current liabilities..........................      33,860         40,114
Convertible Note payable....................................          --          5,000
Convertible subordinated debt...............................      50,000         50,000
Other liabilities...........................................         115             23
                                                                --------       --------
    Total liabilities.......................................      83,975         95,137
                                                                --------       --------
Preferred stock:
    10,000 shares authorized; 0 shares issued and
      outstanding...........................................          --             --
Class A common stock, $.01 par value:
    70,000 shares authorized; 7,180 and 7,201 shares issued
      and outstanding at December 31, 1998 and March 31,
      1999, respectively....................................          72             72
Class B common stock, $.01 par value:
    20,000 shares authorized; 8,461 shares issued and
      outstanding at December 31, 1998 and March 31, 1999...          85             85
Paid-in capital.............................................      37,130         37,306
Accumulated deficit.........................................     (33,590)       (35,483)
Note receivable from shareholder............................      (2,100)        (2,100)
                                                                --------       --------
    Subtotal................................................       1,597           (120)
Accumulated other comprehensive loss -- foreign currency
  translation adjustments...................................      (1,368)        (1,364)
                                                                --------       --------
    Total shareholders' equity (deficit)....................         229         (1,484)
                                                                --------       --------
                                                                $ 84,204       $ 93,653
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Cash flows from operating activities:
     Income (loss) from continuing operations...............  $    731   $ (1,892)
     Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by operating
      activities:
          Depreciation and amortization.....................       428        719
          Non-cash compensation.............................       109        106
          Loss from investments in joint ventures, net......       155         --
          Changes in operating assets and liabilities:
               Trade, unbilled, and other receivables.......       969        (64)
               Accounts payable and accrued expenses........    (3,659)     1,423
               Other current assets and liabilities.........       468      3,434
               Other non-current assets and liabilities.....       756     (2,724)
                                                              --------   --------
Net cash (used in) provided by operating activities.........       (43)     1,002
                                                              --------   --------
Cash flows from investing activities:
     Decrease in short term investments, net................     8,552         --
     Purchases of property and equipment....................    (5,811)    (7,833)
                                                              --------   --------
Net cash provided by (used in) investing activities.........     2,741     (7,833)
                                                              --------   --------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net............       333         61
     Proceeds from exercise of options......................     2,502         --
     Proceeds from note payable/line of credit..............        --      9,211
                                                              --------   --------
Net cash provided by financing activities...................     2,835      9,272
                                                              --------   --------
Net increase in cash and cash equivalents -- continuing
  operations................................................     5,533      2,441
Net increase (decrease) in cash and cash
  equivalents -- discontinued operations....................       862     (2,036)
                                                              --------   --------
Net increase in cash and cash equivalents...................     6,395        405
Cash and cash equivalents at beginning of period............    14,878      4,240
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 21,273   $  4,645
                                                              ========   ========
Supplemental disclosures of cash flow information:
     Cash paid during the quarter for:
          Interest..........................................  $     --   $     24
          Income taxes......................................        46        202

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  DESCRIPTION OF OPERATIONS

     LCC International, Inc. and subsidiaries (also referred to as the "Company") is a leading provider of integrated services relating to the design, engineering and build-out of wireless communications systems. The Company's businesses are as follows:

SERVICES

     Engineering and design services. The Company provides engineering and design services for cellular phone system operators, personal communication system (PCS) operators and other wireless communication system providers.

     Program management services. The Company provides program and construction management services related to the build-out of wireless communications systems.

TOWERS

     Tower ownership and management. The Company aquires, builds, owns and manages multi-tenant telecommunications towers and leases space thereon to wireless communication carriers.

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

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 3:  OTHER COMPREHENSIVE INCOME (LOSS)

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income
(loss) consists solely of foreign currency translation adjustments at March 31, 1998 and 1999. Comprehensive income (loss), for the three months ended March 31 is as follows (in thousands).

                                                              1998     1999
                                                              -----   -------
Net income (loss)...........................................  $ 299   $(1,892)
                                                              -----   -------
Other comprehensive income (loss), before tax...............   (580)      (12)
Income tax provision (benefit) related to items of
  comprehensive income......................................   (204)      (16)
                                                              -----   -------
Other comprehensive income (loss), net of tax...............   (376)        4
                                                              -----   -------
Comprehensive income (loss).................................  $ (77)  $(1,888)
                                                              =====   =======

NOTE 4:  LINE OF CREDIT

     In March 1999, the Company amended and restated its credit facility with the Chase Manhattan Bank, as Administrative Agent ("Chase") (together with the LCC Europe Credit Facility, the "Credit Facility") which was established in 1996. The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the "LCC Europe Credit Facility"). The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company's receivables which are deemed "eligible" as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajandra Singh, Chairman and Interim Chief Executive Officer of the Company, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. The revolving loan commitment will expire in March 2000. The Company does not currently use interest rate derivative instruments to manage its exposure to interest rate changes. Effective March 31, 1999 the Credit Facility was amended to revise one of the financial ratios thereunder.

     Telcom Ventures has assured the Company that it intends to provide the Company with funding to cover any cash shortfalls the Company may have during 1999 in an amount not to exceed $12.5 million less the sum of: (1) amounts drawn under the Credit Facility in excess of $10 million, plus (2) amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including the parties reaching agreement on applicable financing documents, and will apply only as long as Telcom Ventures directly or indirectly owns at least 40% of the Company's outstanding common stock, other than any stock issued to MCI upon conversion of the MCI notes.

NOTE 5:  CONVERTIBLE NOTE PAYABLE

     In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest thereon at a rate of 9.0 percent is due on April 30, 2000 or upon the occurrence of certain events such as the sale of all or substantially all of the assets of the Company. At anytime from August 1, 1999, either Telcom Ventures or the Company may convert the then outstanding principal and accrued, but unpaid interest into shares of the Company's Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events.

NOTE 6:  CONTINGENCIES

     On February 12, 1999, the minority shareholders of the Company's majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders' agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver and unspecified monetary damages. The suit alleges breach of a fiduciary duty, usurpation of corporate opportunities, and waste of Microcell's corporate assets, tortious interference with Microcell's prospective business relations, and violations of the shareholders' agreement. On May 6, 1999, the Court ruled that the plaintiff's had served a demand letter on the Board of Directors and therefore, all the plaintiff's derivative claims were stayed pending the Board's review and consideration of the derivative claims. The Board of Directors has retained advisory counsel, and is awaiting the receipt of counsel's findings. On May 12, 1999, the Court dismissed plaintiff's motion for the appointment of a custodian or receiver. The Company believes that the case is without merit and intends to contest this action vigorously.

NOTE 7:  SEGMENT INFORMATION

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

     Segment detail is summarized as follows (in thousands):

                                                                                 TOWER
                                                    ENGINEERING                OWNERSHIP
                                                        AND        PROGRAM        AND       SEGMENT
                                                      DESIGN      MANAGEMENT   MANAGEMENT    TOTAL
                                                    -----------   ----------   ----------   -------
THREE MONTHS ENDED MARCH 31, 1998
Revenues
     Net revenue from external customers..........    $19,157       $3,349      $   127     $22,633
     Inter-segment revenue........................         36          363           --         399
                                                      -------       ------      -------     -------
          Total revenue...........................    $19,193       $3,712      $   127     $23,032
                                                      =======       ======      =======     =======
Net income (loss).................................    $ 2,402       $  639      $  (414)    $ 2,627
                                                      =======       ======      =======     =======
Total assets......................................    $26,399       $   --      $ 8,267     $34,666
                                                      =======       ======      =======     =======
THREE MONTHS ENDED MARCH 31, 1999
Revenues
     Net revenue from external customers..........    $13,748       $3,697      $   228     $17,673
     Inter-segment revenue........................         86           --           --          86
                                                      -------       ------      -------     -------
          Total revenue...........................    $13,834       $3,697      $   228     $17,759
                                                      =======       ======      =======     =======
Net income (loss).................................    $ 2,266       $  593      $(1,057)    $ 1,802
                                                      =======       ======      =======     =======
Total assets......................................    $28,551       $   --      $25,350     $53,901
                                                      =======       ======      =======     =======

     A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements is as follows:

                                                              UNALLOCATED
                                                    SEGMENT    CORPORATE                    CONSOLIDATED
                                                     TOTAL    EXPENDITURES   ELIMINATIONS      TOTAL
                                                    -------   ------------   ------------   ------------
1998
     Net income (loss)............................  $2,627      $(1,859)         $(37)        $   731
                                                    ======      =======          ====         =======
1999
     Net income (loss)............................  $1,802      $(3,651)         $(43)        $(1,892)
                                                    ======      =======          ====         =======

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 3, 7, 27, 28, 30, 31, 33, 34 and 36 of the Management's Discussion and Analysis of Financial Condition and Results of Operations. A more complete discussion of business risks in included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

     The Company is one of the world's largest independent providers of RF engineering and program management services to the wireless telecommunications industry. The Company has provided these services, to operators of more than 200 wireless systems in more than 50 countries. In 1996 the Company entered the tower ownership and management business which consists of acquiring, developing and managing telecommunications towers.

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

     In March 1999, the Company's Board of Directors adopted a plan to dispose of the operations comprising its software and hardware segments (the "Products Businesses"). Software products develops software and data which support the design and operation of wireless communications systems. Hardware products are used in the implementation, testing and maintenance of wireless communications systems. The Company has engaged an investment banking firm to assist in the marketing and sale of these segments. The sales of the product segments are expected to be completed during 1999. The Company currently anticipates that any gain on sale of the segments would be sufficient to offset operating losses to the date of sale, though there can be no assurance that this will be the case.

     Service revenues consist of revenues from engineering design services and program management services. Tower ownership and management revenues consist of lease revenue from the leasing of space on telecommunications towers to wireless communication carriers. The leases generally have initial terms of 5 to 11 years and generally include multiple options to renew upon similar terms at the option of the leasee. In general, the lease terms include periodic adjustments to base rent. The Company derives a significant portion of its total revenues from its international customers. To date, its tower ownership and management revenues have come exclusively from the leasing of telecommunications towers in the United States.

     Cost of revenues consists of costs associated with engineering design and program management services and direct costs related to the tower ownership and management business. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the compensation, finance, information systems, professional services and office and occupancy costs required to manage the Company's business. Non-cash compensation consists of awards under a program for key employees adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company's initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

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

                                                                 PERCENTAGE OF
                                                                   REVENUES
                                                              -------------------
                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Revenues:
     Service................................................    99.4%      98.7%
     Tower ownership and management.........................     0.6        1.3
                                                               -----      -----
          Total revenues....................................   100.0      100.0
Cost of revenues............................................    69.3       67.5
                                                               -----      -----
Gross profit................................................    30.7       32.5
                                                               -----      -----
Operating expenses:
     Sales and marketing....................................     3.5        8.8
     General and administrative.............................    17.3       21.0
     Non-cash compensation..................................     0.5        0.6
     Depreciation and amortization..........................     1.9        4.0
                                                               -----      -----
          Total operating expenses..........................    23.2       34.4
                                                               -----      -----
Operating income (loss).....................................     7.5       (1.9)
                                                               -----      -----
Other income (expense):
     Interest income........................................     1.1        1.2
     Interest expense.......................................    (2.5)      (3.9)
     Other..................................................    (0.8)      (7.9)
                                                               -----      -----
          Total other income (expense)......................    (2.2)     (10.6)
                                                               -----      -----
Income (loss) from continuing operations before income
  taxes.....................................................     5.3      (12.5)
                                                               -----      -----
Provision (benefit) for income taxes........................     2.1       (1.8)
                                                               -----      -----
Income (loss) from continuing operations....................     3.2%       (10.7)%
                                                               =====      =====

                       THREE MONTHS ENDED MARCH 31, 1998
                                  COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1999

     Revenues. Revenues for the three months ended March 31, 1999 were $17.7 million compared to $22.6 million for the prior year, a decrease of $4.9 million or 21.9%. The decrease is primarily the result of a $5.0 million decrease in engineering design services revenue. The decrease is due to a decline in billable hours between years as a result of increased competition, a slowdown in network deployment in the United States and a lack of effective sales and marketing efforts.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 1999 was $11.9 million compared to $15.7 million for the prior year, a decrease of $3.8 million or 24.0%. As a percentage of total revenues, cost of revenues was 67.5% and 69.3% for 1999 and 1998, respectively. The dollar decrease is due primarily to the change in engineering design services revenue year over year.

     Gross Profit. Gross profit for the three months ended March 31, 1999 was $5.7 million compared to $6.9 million for the prior year, a decrease of $1.2 million or 17.3%. As a percentage of total revenues, gross profit was 32.5% and 30.7% for 1999 and 1998, respectively. The dollar decrease in gross profit is due to the decrease in engineering design services revenues.

     Sales and Marketing. Sales and marketing expenses were $1.6 million for the three months ended March 31, 1999 compared to $0.8 million for the prior year, an increase of $0.8 million. The increase is due primarily to business development efforts related to the Company's Europe/Middle East/Africa regional office and increased business development efforts related to North America.

     General and Administrative. General and administrative expenses were $3.7 million for the three months ended March 31, 1999 compared to $3.9 million for the prior year, a decrease of $0.2 million or 5.3%. The decrease is due primarily to cost saving measures implemented during the fourth quarter of 1998. In October 1998, the Company's Board of Directors approved a Company-wide restructuring plan that included the closure of the Company's office in Dusseldorf, Germany, a reduction of approximately 70 non-billable full and part-time employees and the termination of approximately 30 contractors.

     Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended March 31, 1999 compared to $0.4 million for the prior year, an increase of $0.3 million or 68.0%. The increase is a result of increased depreciation related to the Company's tower ownership and management business.

     Interest Expense. Interest expense was $0.7 million for the three months ended March 31, 1999 compared to $0.6 million for the prior year, an increase of $0.1 million or 22.3%. The increase is due to interest expense on the approximately $4.2 million of borrowings under the Company's credit facility with Chase during the quarter as well as interest expense associated with the $5.0 million convertible promissory note with Telcom Ventures (see discussion below).

     Other (Expense). Other expense was $1.4 million for the three months ended March 31, 1999 compared to $0.2 million for the prior year, an increase of $1.2 million. The increase is due primarily to foreign currency transaction losses of approximately $1.4 million related to the Company's 1998 Latin American operations. The majority of the losses were from the Company's Brazilian operations as a result of the devaluation of the Real in 1999.

     (Benefit) provision for Income Taxes. The benefit for income taxes was $0.3 million for the three months ended March 31, 1999 compared to a provision of $0.5 million for the prior year. The benefit for income taxes was recorded in 1999 using an effective income tax rate of approximately 15.0%. The provision for income taxes was recorded in 1998 based on an effective income tax rate of approximately 40.0%. The change in effective income tax rates is due primarily to the impact of the Company's foreign operations, which are taxed at various rates.

     Income (Loss) from Continuing Operations. The loss from continuing operations was $1.9 million for the three months ended March 31, 1999 compared to income of $0.7 million for the prior year. Adjusting for non-cash compensation in 1998 and 1999 and foreign currency transaction losses in 1999, the loss from continuing operations would have been $0.6 million compared to income of $0.8 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, were $4.6 million at March 31, 1999 compared to $4.2 million at December 31, 1998 an increase of $0.4 million or 9.6%. Net cash provided by operations was $1.0 million for the three months ended March 31, 1999. Net cash used in investing activities was $7.8 million, consisting primarily of cash paid for additions to property and equipment. Approximately $7.6 million of this balance was used for the construction of telecommunications towers. Net cash provided by financing activities was $9.3 million, representing cash received as a result of borrowings during the period and cash received for shares purchased under the Company's Employee Stock Purchase Plan. Net cash used in discontinued operations was $2.0 million. Short-term investments were $0.1 million at March 31, 1999 and December 31, 1998.

     Net cash used in operations was $0.1 million for the three months ended March 31, 1998. Net cash provided by investing activities was $2.7 million, consisting primarily of a decrease in short term investments ($8.5 million) offset by cash paid for additions to property and equipment ($5.8 million). Net cash provided by financing activities was $2.8 million, representing cash received from the exercise of options. Net cash provided by discontinued operations was $0.9 million.

     Working capital was $6.9 million at March 31, 1999 versus $14.5 million at December 31, 1998, a decrease of $7.6 million. The decrease in working capital was primarily due to an increase in accounts payable and accrued expenses as well as $4.2 million of borrowings under the Credit Facility during the quarter (see below).

     In February 1998, the Company adopted a stock repurchase program pursuant to which the Company was authorized to purchase, through open market transactions, privately negotiated transactions, or in such other manner as would comply with the provisions of the Securities Exchange Act of 1934, and the rules and regulations thereunder, up to one million shares of Class A Common Stock. This program expired in February 1999. No shares were purchased by the Company under the program.

     In March 1999, the Company amended and restated its credit facility with the Chase Manhattan Bank, as Administrative Agent ("Chase") (together with the LCC Europe Credit Facility, the "Credit Facility") which was established in 1996. The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the "LCC Europe Credit Facility"). The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company's receivables which are deemed "eligible" as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajandra Singh, Chairman and Interim Chief Executive Officer of the Company, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. The revolving loan commitment will expire in March 2000. The Company does not currently use interest rate derivative instruments to manage its exposure to interest rate changes.

     Telcom Ventures has assured the Company that it intends to provide the Company with funding to cover any cash shortfalls the Company may have during 1999 in an amount not to exceed $12.5 million less the sum of: (1) amounts drawn under the Credit Facility in excess of $10 million, plus (2) amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including the parties reaching agreement on applicable financing documents, and will apply only as long as Telcom Ventures directly or indirectly owns at least 40% of the Company's outstanding common stock, other than any stock issued to MCI upon conversion of the MCI notes.

     The Company borrowed a total of $4.2 million under the Credit Facility during the three months ended March 31, 1999. Borrowings were made to fund construction of telecommunications towers and operations of the Company. In addition, approximately $2.3 million was outstanding under the LCC Europe Credit facility at March 31, 1999, and is included in net assets of discontinued operations in the accompanying consolidated balance sheet. Outstanding letters of credit were approximately $0.7 million at March 31, 1999. Effective March 31, 1999, the Credit Facility was amended to revise one of the financial ratios thereunder.

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

     During the three month period ended March 31, 1999, the Company recognized total foreign currency transaction losses of approximately $1.4 million related to its Latin American operations. The majority of the losses were from the Company's 1998 Brazilian operations as a result of the devaluation of the Real in 1999. The Company has put in place a currency hedge as well as initiated other steps to help mitigate any future exposure from further exchange rate fluctuations in the Real.

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

     The Company has undertaken a program to address the Year 2000 Issue with respect to the following (i) the Company's information technology and operating systems; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (iii) certain systems of the Company's major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and (iv) the Company's material clients (insofar as the Year 2000 Issue relates to the Company's ability to provide services to such clients). The Company believes that it has substantially completed its Year 2000 modifications on mission critical applications.

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

     Contingency Plans. The Company is in the process of considering possible general contingency plans for Year 2000 failures. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of its inquires it has made of third parties. As the Company progresses in this process, the Company will develop remedial and contingency plans to address such risks. The Company expects to complete its contingency plans by June 30, 1999.

     Costs. The Company utilized both internal and external resources to reprogram, or replace, and test software for the Year 2000 modifications. The Company has not separately tracked the costs incurred in connection with the Year 2000 effort, however, total cost associated with the required modifications and conversions is not material to the Company's consolidated results of operations and financial position. The total costs of the program is being funded through operating cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the Class B Shareholders of Microcell Management, Inc. filed a Verified Complaint against LCC International, Inc., Microcell Management, Inc. and the individual defendants, Richard Hozik, Donald Rose, Peter Deliso and Stuart Lawson (as members of Microcell's Board of Directors), seeking rescission of the Shareholder's Agreement, the appointment of a custodian or receiver, unspecified monetary damages, attorney fees and interest. On February 16, 1999, the plaintiffs filed a motion to expedite and a motion for appointment of a receiver or custodian. The Complaint and related motions allege that the defendants (i) breached their fiduciary duty to ensure Microcell's financial health, to refrain from usurping corporate opportunities from Microcell, and to not waste Microcell's corporate assets; (ii) tortiously interfered with Microcell's prospective business relations, and (iii) violated the Shareholders' Agreement between LCC and Microcell's minority shareholders. On May 6, 1999, the Chancery Court ruled that the plaintiffs had served a demand letter on the Board of Directors and therefore, all of the plaintiff's derivative claims were stayed pending the Board's review and consideration of the derivative claims. The Board of Directors has retained advisory counsel, and is awaiting the receipt of counsel's findings. On May 12, 1999, the Chancery Court dismissed plaintiff's motion for the appointment of a custodian or receiver. LCC believes that the case is without merit and intends to contest this action vigorously.

ITEM 2:  CHANGES IN SECURITIES

     Not Applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5:  OTHER INFORMATION

     Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        11 -- Calculation of Net Income Per Share

        27.1 -- Financial Data Schedule 1998

        27.2 -- Financial Data Schedule 1999

     (b) Reports on Form 8-K

        None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            LCC International, Inc. and Subsidiaries

Date: May 17, 1999
  -------------------------------------------------         Signed: /s/ RICHARD HOZIK
                                                            --------------------------------------------
                                                            Richard Hozik
                                                            Senior Vice President, Treasurer
                                                            and Chief Financial Officer