Form 10-Q
period 1999-06-30
LCC INTERNATIONAL INC
filed 1999-08-13
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 873-2000

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

Yes                No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 5, 1999, the registrant had outstanding 10,116,094 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 1999

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1998	1999	1998	1999

REVENUES:

Services	$21,589	$15,679	$44,095	$33,124

Tower ownership and management	201	452	328	680

	21,790	16,131	44,423	33,804

COST OF REVENUES:

Services	16,000	12,256	31,616	23,961

Tower ownership and management	110	300	182	525

	16,110	12,556	31,798	24,486

GROSS PROFIT	5,680	3,575	12,625	9,318

OPERATING EXPENSES:

Sales and marketing	997	1,247	1,786	2,799

General and administrative	4,960	5,808	8,872	9,512

Non-cash compensation	109	(118)	218	(12)

Depreciation and amortization	595	820	1,023	1,539

	6,661	7,757	11,899	13,838

OPERATING INCOME (LOSS)	(981)	(4,182)	726	(4,520)

OTHER INCOME (EXPENSE):

Interest income	255	—	505	220

Interest expense	(573)	(894)	(1,146)	(1,595)

Other expense	(79)	55	(252)	(1,344)

	(397)	(839)	(893)	(2,719)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,378)	(5,021)	(167)	(7,239)

BENEFIT FOR INCOME TAXES	(546)	(1,854)	(66)	(2,180)

LOSS FROM CONTINUING OPERATIONS	(832)	(3,167)	(101)	(5,059)

LOSS FROM DISCONTINUED OPERATIONS NET OF TAX BENEFITS	(1,364)	—	(1,796)	—

NET LOSS	$(2,196)	$(3,167)	$(1,897)	$(5,059)

NET LOSS PER SHARE:
CONTINUING OPERATIONS

Basic	$(0.05)	$(0.20)	$(0.00)	$(0.32)

Diluted	$(0.05)	$(0.20)	$(0.00)	$(0.32)

DISCONTINUED OPERATIONS

Basic	$(0.09)	—	$(0.12)	—

Diluted	$(0.09)	—	$(0.12)	—

NET LOSS PER SHARE

Basic	$(0.14)	$(0.20)	$(0.12)	$(0.32)

Diluted	$(0.14)	$(0.20)	$(0.12)	$(0.32)

WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF NET LOSS PER SHARE:

Basic	15,480	15,702	15,350	15,671

Diluted	15,480	15,702	15,350	15,671

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	June 30,	June 30,
	1998	1999	1999

		(Unaudited)	(Pro-Forma,
			Unaudited)
			(Note 8)

ASSETS:

Current assets:

Cash and cash equivalents	$4,240	$3,859	$3,859

Short-term investments	113	113	113

Receivables, net of allowance for doubtful accounts of $10,453 and $8,089 at December 31, 1998 and June 30, 1999, respectively:

Trade accounts receivable	13,028	12,647	12,647

Due from related parties and affiliates	611	1,347	1,347

Unbilled receivables	6,078	4,498	4,498

Deferred income taxes, net	12,050	8,365	8,365

Prepaid expenses and other current assets	3,072	2,863	2,863

Net assets of discontinued operations	9,139	11,543	11,543

Total current assets	48,331	45,235	45,235

Property and equipment, net	22,132	32,542	32,542

Deferred income taxes, net	12,705	18,606	11,856

Other assets	1,036	1,336	1,336

	$84,204	$97,719	$90,969

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):

Current liabilities:

Line of credit	$—	$11,961	$11,961

Convertible note payable	—	5,000	5,000

Accounts payable	4,637	5,808	5,808

Accrued expenses	8,153	8,856	8,856

Accrued employee compensation and benefits	9,702	9,904	9,904

Deferred revenue	277	531	531

Income taxes payable	7,894	6,589	8,558

Obligations under incentive plans	55	—	—

Other current liabilities	3,142	3,686	3,686

Total current liabilities	33,860	52,335	54,304

Convertible subordinated debt	50,000	50,000

Other liabilities	115	22	22

Total liabilities	83,975	102,357	54,326

Preferred stock:

10,000 shares authorized; -0- shares issued and outstanding	—	—	—

Class A common stock, $.01 par value:

70,000 shares authorized; 7,180 and 7,219 shares issued and outstanding at December 31, 1998 and June 30, 1999, respectively (10,060 shares on a Pro-Forma basis)	72	72	101

Class B common stock, $.01 par value:

20,000 shares authorized; 8,461 shares issued and outstanding at December 31, 1998 and June 30, 1999	85	85	85

Paid-in capital	37,130	37,462	78,714

Accumulated deficit	(33,590)	(38,649)	(38,649)

Note receivable from shareholder	(2,100)	(2,100)	(2,100)

Subtotal	1,597	(3,130)	38,151

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,368)	(1,508)	(1,508)

Total shareholders’ equity (deficit)	229	(4,638)	36,643

	$84,204	$97,719	$90,969

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	1998	1999

Cash flows from operating activities:

Income (loss) from continuing operations	$(101)	$(5,059)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:

Depreciation and amortization	1,023	1,539

Provision for doubtful accounts	1	—

Non-cash compensation	218	(12)

Loss from investments in joint ventures, net	267	—

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(1,656)	1,225

Accounts payable and accrued expenses	(116)	2,076

Other current assets and liabilities	(3,778)	3,332

Other non-current assets and liabilities	1,778	(6,142)

Net cash used in operating activities	(2,364)	(3,041)

Cash flows from investing activities:

Decrease in short term investments, net	8,552	—

Purchases of property and equipment	(8,663)	(11,233)

Investment in joint ventures	(154)	—

Net cash used in investing activities	(265)	(11,233)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	466	109

Proceeds from exercise of options	2,579	222

Proceeds from note payable/line of credit	—	16,961

Net cash provided by(used in) financing activities	3,045	17,292

Net increase (decrease) in cash and cash equivalents — continuing operations	416	3,018

Net increase (decrease) in cash and cash equivalents — discontinued operations	(880)	(3,399)

Net increase (decrease) in cash and cash equivalents	(464)	(381)

Cash and cash equivalents at beginning of period	14,878	4,240

Cash and cash equivalents at end of period	$14,414	$3,859

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:

Interest	$1,141	$1,261

Income taxes	90	1,367

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:  Description of Operations

      LCC International, Inc. and subsidiaries (also referred to as the “Company”) is a leading provider of integrated services relating to the design, engineering and build-out of wireless communications systems. The Company’s businesses are as follows:

Services

      Engineering and design services — The Company provides engineering and design services for cellular phone system operators, personal communication system (PCS) operators and other wireless communication system providers.

      Program management services — The Company provides program and construction management services related to the build-out of wireless communications systems.

Towers

      Tower ownership and management — The Company acquires, builds, owns and manages multi-tenant telecommunications towers and leases space thereon to wireless communication carriers.

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

      Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 3:  Other Comprehensive Income (loss)

      During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at June 30, 1998 and 1999. Comprehensive income (loss), for the three and six month periods ended June 30, 1998 and 1999 is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1998	1999	1998	1999

Net income (loss)	$(2,196)	$(3,167)	$(1,897)	$(5,059)

Other comprehensive income (loss), before tax	89	(213)	(492)	(201)

Income tax provision (benefit) related to items of comprehensive income	51	(69)	(154)	(61)

Other comprehensive income (loss), net of tax	38	(144)	(338)	(140)

Comprehensive income (loss)	$(2,158)	$(3,311)	$(2,235)	$(5,199)

Note 4:  Line of Credit

      In March 1999, the Company amended and restated its credit facility, originally established in 1996, with The Chase Manhattan Bank, as Administrative Agent (“Chase”) (together with the LCC Europe Credit Facility, the “Credit Facility”). The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the “LCC Europe Credit Facility”). The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company’s receivables which are deemed “eligible” as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajendra Singh, Board member of the Company and Chairman of Telcom Ventures, the Company’s largest shareholder, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. An amendment was made to the Credit Facility, dated as of August 9, 1999, to, among other things, add a provision that requires the Company to prepay debt outstanding under the credit facility if it receives cash proceeds from the issuance of capital stock. The aggregate amount available under the facility will be reduced by amounts prepaid from the cash proceeds received from capital stock issuance. The revolving loan commitment will expire in March 2000. The Company does not currently use interest rate derivative instruments to manage its exposure to interest rate changes. Effective March 31, 1999 the Credit Facility was amended to revise one of the financial ratios thereunder. As of June 30, 1999 Dr. Singh, through Eurofon De Portugal, Inc. (a Singh affiliated Company), had provided sufficient collateral for LCC to draw $5.0 million of the $12.5 million portion of the Credit Facility that requires collateralization.

      Telcom Ventures has assured the Company that it intends to provide the Company with funding to cover any cash shortfalls the Company may have during 1999 in an amount not to exceed $12.5 million less the sum of: (1) amounts drawn under the Credit Facility in excess of $10 million, plus (2) amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including the parties reaching agreement on applicable financing documents, and will apply only as long as Telcom Ventures directly or indirectly owns at least 40% of the Company’s outstanding common stock, excluding any stock issued to MCI upon conversion of the MCI notes.

Note 5:  Convertible Note Payable

      In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest thereon at a rate of 9.0 percent is due on April 30, 2000 or upon the occurrence of certain events such as the sale of all or substantially all of the assets of the Company. At anytime from August 1, 1999 either Telcom Ventures or the Company may convert the then outstanding principal and accrued, but unpaid interest into shares of the Company’s Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events.

Note 6:  Contingencies

      On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. The suit alleges, inter alia, breach of a fiduciary duty, usurpation of corporate opportunities, waste of Microcell’s corporate assets, tortious interference with Microcell’s prospective business relations, and violations of the shareholders’ agreement. On May 6, 1999, the Court ruled that the plaintiffs had served a demand letter on the Board of Directors and therefore, all the plaintiff’s derivative claims were stayed pending the Board’s review and consideration of the derivative claims. The Board of Directors has retained advisory counsel, and is awaiting the receipt of counsel’s findings. On May 12, 1999, the Court dismissed plaintiff’s motion for the appointment of a custodian or receiver. The Company believes that the case is without merit and intends to contest this action vigorously. Plaintiffs filed an amended complaint on June 9, 1999, asserting that their claims for rescission and breach of the shareholders’ agreement and for the appointment of a custodian or receiver are direct claims. Defendants have filed a motion to dismiss these claims. Plaintiffs also filed on June 9, 1999, a motion for a preliminary injunction on Microcell’s redemption of certain shares and a motion for leave to file a supplemental complaint. On July 27, 1999, the Court denied both motions. Plaintiffs filed a motion for reargument or reconsideration which was denied on August 11, 1999. LCC believes it has a meritorious defense.

Note 7:  Segment Information

      The Company’s operating segments include Services (Engineering and Design Services and Program Management Services) and Tower ownership and management. Engineering and Design Services provides engineering and design services for cellular phone system operators, personal communication system (“PCS”) operators and other wireless communication systems providers. Program Management Services provides program and construction management services related to the build-out of wireless communication systems. Tower ownership and management acquires, builds, owns and manages telecommunications towers. Segment assets are not allocated between the Engineering and Design and Program Management segments. All assets related to these two segments are included as part of the Engineering and Design segment in the tables below.

      Segment detail is summarized as follows (in thousands):

					Tower Ownership
	Engineering and		Program		and
	Design		Management		Management		Segment Total

	1998	1999	1998	1999	1998	1999	1998	1999

Six Months Ended June 30,

Revenues:

From external customers	$35,615	$26,866	$8,480	$6,258	$328	$680	$44,423	$33,804

Inter-segment revenue	906	250	—	51	—	—	906	301

Total revenue	$36,521	$27,116	$8,480	$6,309	$328	$680	$45,329	$34,105

Net income (loss)	$6,608	$3,782	$2,652	$334	$(1,522)	$(2,237)	$7,738	$1,879

Total assets	$29,664	$25,424	—	—	$13,913	$28,293	$43,577	$53,717

					Tower Ownership
	Engineering and		Program		and
	Design		Management		Management		Segment Total

	1998	1999	1998	1999	1998	1999	1998	1999

Three Months Ended June 30,

Revenues:

From external customers	$16,823	$13,118	$4,766	$2,561	$201	$452	$21,790	$16,131

Inter-segment revenue	506	164	—	51	—	—	506	215

Total revenue	$17,329	$13,282	$4,766	$2,612	$201	$452	$22,296	$16,346

Net income (loss)	$2,408	$1,516	$1,524	$(259)	$(837)	$(1,180)	$3,095	$77

Total assets	$29,664	$25,424	—	—	$13,913	$28,293	$43,577	$53,717

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1998	1999	1998	1999

Segment total	$3,095	$77	$7,738	$1,879

Unallocated Corporate Expenditures	(3,921)	(3,044)	(7,771)	(6,695)

Eliminations	(6)	(200)	(68)	(243)

Consolidated net loss	$(832)	$(3,167)	$(101)	$(5,059)

Note 8:  Subsequent Events

      On July 13, 1999, the Company received notice of conversion from MCI Worldcom of its convertible subordinated notes in the aggregate principal amount of $50 million. The notes were converted into 2,841,099 shares of the Company’s Class A Common Stock on July 27, 1999. The conversion of the subordinated notes will increase stockholders equity by $41.3 million, net of income taxes of $8.7 million. The Company anticipates reducing it’s tax liability by $6.8 million by utilizing net operating loss carryforwards, classified as deferred income taxes. A tax liability of $1.9 million is expected to result from the MCI Worldcom note conversion.

      A pro-forma balance sheet was provided assuming that the transaction had occurred on June 30, 1999. The transaction has no impact on the condensed consolidated statement of operations for the three and six month periods ended June 30, 1998 and 1999.

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three and Six Months Ended June 30, 1998 and 1999

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations include, without limitation, forward-looking statements regarding financing plans, the divestiture of the Company’s product businesses, the Company’s ability to pursue and secure new business opportunities, and compliance with Year 2000 issues. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

Overview

      The Company is one of the world’s largest independent providers of Radio Frequency (“RF”) engineering and program management services to the wireless telecommunications industry. The Company has provided these services to operators of more than 200 wireless systems in more than 50 countries. In 1996 the Company entered the tower ownership and management business, which consists of acquiring, developing and managing telecommunications towers.

      The Company’s revenues are generated through contracts for RF engineering and program management services, and lease revenue from its tower ownership and management business. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides program management services on a time and materials or fixed price basis. The Company’s revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites.

      In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its software and hardware segments (the “Products Businesses”). Software products develops software and data which support the design and operation of wireless communications systems. Hardware products are used in the implementation, testing and maintenance of wireless communications systems. The Company has engaged an investment banking firm to assist in the marketing and sale of these segments. The sales of the product segments are expected to be completed during 1999. The Company currently anticipates that any gain on sale of the segments would be sufficient to offset operating losses to the date of sale, though there can be no assurance that this will be the case.

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

      Cost of revenues consists of costs associated with engineering design and program management services and direct costs related to the tower ownership and management business. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company’s marketing, sales and customer support plans. General and Administrative expenses consist of the compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems and executive office functions. Non-cash compensation consists of awards under a program for key employees adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company’s initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

      The key drivers of the Company’s revenues have historically been (i) the issuances of new or additional wireless telecommunications licenses by governmental authorities to wireless operators, (ii) increases in the number of cell sites operated and the number of subscribers served by wireless network operators, (iii) the introduction of new services or technologies, (iv) the increasing complexity of the systems deployed by wireless network operators, and (v) the expansion and optimization of existing systems by wireless network operators.

      To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design, program management and tower ownership and management services.

Results of Operations

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1998	1999	1998	1999

Revenues:

Services	99.1%	97.2%	99.3%	98.0%

Tower ownership and management	0.9	2.8	0.7	2.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	73.9%	77.8%	71.6%	72.4%

Gross profit	26.1%	22.2%	28.4%	27.6%

Operating expenses:

Sales and marketing	4.6	7.7	4.0	8.3

General and administrative	22.8	36.0	20.0	28.1

Non-cash compensation	0.5	(0.7)	0.5	0.0

Depreciation and amortization	2.7	5.1	2.3	4.6

Total operating expenses	30.6%	48.1%	26.8%	41.0%

Operating income (loss)	(4.5)%	(25.9)%	1.6%	(13.4)%

Other income (expense):

Interest income	1.2	—	1.1	0.7

Interest expense	(2.6)	(5.5)	(2.6)	(4.7)

Other	(0.4)	0.3	(0.5)	(4.0)

Total other income (expense)	(1.8)	(5.2)	(2.0)	(8.0)

Loss from continuing operations before income taxes	(6.3)	(31.1)	(0.4)	(21.4)

Benefit for income taxes	(2.5)	(11.5)	(0.2)	(6.4)

Loss from continuing operations	(3.8)%	(19.6)%	(0.2)%	(15.0)%

Three Months Ended June 30, 1998

Compared to
Three Months Ended June 30, 1999

      Revenues. Revenues for the three months ended June 30, 1999 were $16.1 million compared to $21.8 million for the prior year, a decrease of $5.7 million or 26.0%. Engineering and design services revenue constituted $4.0 million of the revenue decline, with $2.2 million (55%) attributed to the softened market conditions in Asia Pacific and Brazil. Other declines were in program management, which had a large program that was successfully completed in 1998.

      Cost of Revenues. Cost of revenues for the three months ended June 30, 1999 was $12.6 million compared to $16.1 million for the prior year, a decrease of $3.6 million or 22.1%. As a percentage of total revenues, cost of revenues was 77.8% and 73.9% for 1999 and 1998, respectively.

      Gross Profit. Gross profit for the three months ended June 30, 1999 was $3.6 million compared to $5.7 million for the prior year, a decrease of $2.1 million or 37.1%. As a percentage of total revenues, gross profit was 22.2% and 26.1% for 1999 and 1998, respectively. The decline in the gross profit percentage for 1999 can be attributed to non-recurring, one-time adjustments of approximately $0.7 million.

      Sales and Marketing. Sales and marketing expenses were $1.2 million for the three months ended June 30, 1999 compared to $1.0 million for the prior year, an increase of $0.2 million. The increase is due primarily to business development efforts related to the Company’s Europe/ Middle East/ Africa regional office.

      General and Administrative. General and administrative expenses were $5.8 million for the three months ended June 30, 1999 compared to $5.0 million for the prior year, an increase of $0.8 million or 17.1%. The increase is primarily due to legal costs relative to litigation with minority shareholders of Microcell.

      Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for the three months ended June 30, 1999 compared to $0.6 million for the prior year, an increase of $0.2 million or 37.8%. The increase is a result of increased depreciation related to the Company’s tower ownership and management business.

      Interest Expense. Interest expense was $0.9 million for the three months ended June 30, 1999 compared to $0.6 million for the prior year, an increase of $0.3 million or 56.0%. The increase is due to interest expense on the borrowings under the Company’s credit facility with Chase during the quarter as well as interest expense associated with the $5.0 million convertible promissory note with Telcom Ventures.

      Benefit for Income Taxes. The benefit for income taxes was $1.9 million for the three months ended June 30, 1999 compared to a benefit of $0.5 million for the prior year. The benefit for income taxes was recorded for the three months ended June 30, 1999 using an effective tax rate of 36.9%, compared to 39.6% in 1998. The increased tax benefit in 1999 is largely attributable to the increase in the loss from continuing operations.

      Loss from Continuing Operations. The loss from continuing operations was $3.2 million for the three months ended June 30, 1999 compared to $0.8 million for the prior year. The increased loss reflects the decline in gross profit associated with the decline in revenues. Also contributing to the loss are increased business development costs, coupled with increased legal costs.

Six Months Ended June 30, 1998

Compared to
Six Months Ended June 30, 1999

      Revenues. Revenues for the six months ended June 30, 1999 were $33.8 million compared to $44.4 million for the prior year, a decrease of $10.6 million or 23.9%. Engineering and design services revenue constituted $9.4 million of the revenue decline, with $4.5 million (48%) attributed to the softened market conditions in Asia Pacific and Brazil. Other declines in revenue were in Program management, which had a large program that was successfully completed in 1998, partially offset with numerous smaller contracts.

      Cost of Revenues. Cost of revenues for the six months ended June 30, 1999 was $24.5 million compared to $31.8 million for the prior year, a decrease of $7.3 million or 23.0%. As a percentage of total revenues, cost of revenues was 72.4% and 71.6% for 1999 and 1998, respectively.

      Gross Profit. Gross profit for the six months ended June 30, 1999 was $9.3  million compared to $12.6 million for the prior year, a decrease of $3.3 million or 26.2%. As a percentage of total revenues, gross profit was 27.6% and 28.4% for 1999 and 1998, respectively.

      Sales and Marketing. Sales and marketing expenses were $2.8 million for the six months ended June 30, 1999 compared to $1.8 million for the prior year, an increase of $1.0 million. The increase is due primarily to business development efforts related to the Company’s Europe/ Middle East/ Africa regional office.

      General and Administrative. General and administrative expenses were $9.5 million for the six months ended June 30, 1999 compared to $8.9 million for the prior year, an increase of $0.6 million or 7.2%. The increase in General and administrative costs is largely due to legal costs relative to litigation with minority shareholders of Microcell and support relative to the sale of discontinued operations, which are expected to be sold in 1999.

      Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for the six months ended June 30, 1999 compared to $1.0 million for the prior year, an increase of $0.5 million or 50.4%. The increased depreciation is related to the Company’s tower ownership and management business, reflecting the increased number of towers that are constructed and have been placed-in-service.

      Interest Expense. Interest expense was $1.6 million for the six months ended June 30, 1999 compared to $1.1 million for the prior year, an increase of $0.4 million or 39.2%. The increase is due to interest expense on borrowings under the Company’s credit facility with Chase during the six months as well as interest expense associated with the $5.0 million convertible promissory note with Telcom Ventures.

      Other (Expense). Other expense was $1.3 million for the six months ended June 30, 1999 compared to $0.3 million for the prior year, an increase of $1.1 million. The increase is due primarily to foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin American operations. The majority of the losses were from the Company’s Brazilian operations as a result of the devaluation of the Brazilian Real in 1999.

      Benefit for Income Taxes. The benefit for income taxes was $2.2 million for the six months ended June 30, 1999 compared to a benefit of $0.1 million for the prior year. The benefit for income taxes was recorded for the six months ended June 30, 1999 using an effective tax rate of 30.1%, compared to 39.5% in 1998. The increased tax benefit in 1999 is largely attributable to the increase in the loss from continuing operations.

      Loss from Continuing Operations. The loss from continuing operations was $5.1 million for the six months ended June 30, 1999 compared to $0.1 million for the prior year. The loss reflects the decline in gross profit associated with the decline in revenues. Also contributing to the loss are increased business development costs, coupled with increased legal costs.

Liquidity and Capital Resources

      Cash and cash equivalents, were $3.9 million at June 30, 1999 compared to $4.2 million at December 31, 1998 a decrease of $0.4 million. Net cash used by operations was $3.0 million for the six months ended June 30, 1999. Net cash used in investing activities was $11.2 million, consisting primarily of cash paid for additions to property and equipment. Approximately $10.9 million of this balance was used for the construction of telecommunications towers. Net cash provided by financing activities was $17.3 million, which largely was cash received from the Company’s line of credit. Net cash used in discontinued operations was $3.4 million.

      Net cash used in operations was $2.4 million for the six months ended June 30, 1998. Net cash used by investing activities was $0.3 million, consisting primarily of a decrease in short term investments ($8.6 million) offset by cash paid for additions to property and equipment ($8.7 million). Net cash provided by financing activities was $3.0 million, largely reflecting cash received from the exercise of stock options. Net cash used by discontinued operations was $0.9 million. Discontinued operations use of cash is anticipated to continue until it is sold, which is expected in 1999.

      Working capital was $(7.1) million at June 30, 1999 versus $14.5 million at December 31, 1998, a decrease of $21.6 million. The decrease in working capital was primarily due to an increase of borrowings under the credit facility of $12.0 million, reclassification of the $5.0 million convertible promissory note with Telcom Ventures as a current liability, and a reduction of deferred income taxes.

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

      In March 1999, the Company amended and restated its credit facility with The Chase Manhattan Bank, as Administrative Agent (“Chase”) (together with the LCC Europe Credit Facility, the “Credit Facility”) which was established in 1996. The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the “LCC Europe Credit Facility”). The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company’s receivables which are deemed “eligible” as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajendra Singh, Board member of the Company and Chairman of Telcom Ventures, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. An amendment was made to the credit facility, dated as of August 9, 1999, to, among other things, add a provision that requires the Company to prepay debt outstanding under the credit facility if it receives cash proceeds from the issuance of capital stock. The aggregate amount available under the facility wll be reduced by amounts prepaid from the cash proceeds received from capital stock issuance. As of June 30, 1999 Dr. Singh, through Eurofon De Portugal, Inc. (a Singh affiliated Company), had provided sufficient collateral for LCC to draw $5.0 million of the $12.5 million portion of the Credit Facility that requires collateralization. The revolving loan commitment will expire in March 2000. The Company is currently engaged in discussions to secure additional funding sufficient to satisfy working capital and other business requirements in addition to and/ or to replace the existing Credit Facility.

      Telcom Ventures has assured the Company that it intends to provide the Company with funding to cover any cash shortfalls the Company may have during 1999 in an amount not to exceed $12.5 million less the sum of: (1) amounts drawn under the Credit Facility in excess of $10 million, plus (2) amounts received through additional financings or the sale of the Products Businesses. These assurances are subject to the satisfaction of certain conditions, including the parties reaching agreement on applicable financing documents, and will apply only as long as Telcom Ventures directly or indirectly owns at least 40% of the Company’s outstanding common stock, other excluding any stock issued to MCI upon conversion of the MCI notes.

      The Company borrowed a total of $12.0 million under the Credit Facility during the six months ended June 30, 1999. Borrowings were made to fund construction of telecommunications towers and operations of the Company. In addition, approximately $2.3 million was outstanding under the LCC Europe Credit facility at June 30, 1999, and is included in net assets of discontinued operations in the accompanying consolidated balance sheet. Outstanding letters of credit were approximately $0.7 million at June 30, 1999. The Company has not drawn $7.5 million of its $20.0 million revolving loan and credit facility at June 30, 1999.

      In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest at a rate of 9.0% is due on April 30, 2000, or upon the occurrence of certain events such as the sale of all or substantially all of the assets of the Company. At anytime from August 1, 1999 either Telcom Ventures or the Company may convert the then outstanding principal and accrued, but unpaid interest into shares of the Company’s Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events.

Impact of the Year 2000 Issue

      The year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year (the “Year 2000 Issue”). Software, hardware or firmware may recognize a date using “00” as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with “20” could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      The Company has undertaken a program to address the Year 2000 Issue with respect to the following: (i) the Company’s information technology and operating systems; (ii) the Company’s non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (iii) certain systems of the Company’s major vendors and material service providers (insofar as they relate to the Company’s business activities with such parties); and (iv) the Company’s material clients (insofar as the Year 2000 Issue relates to the Company’s ability to provide services to such clients). The Company believes that it has substantially completed its Year 2000 modifications on mission critical applications.

      Internal Systems. The Company has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Company to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Company’s internal systems have already been certified as Year 2000 compliant through testing or other mechanisms and the Company has not delayed any systems projects due to the Year 2000 Issue. Management believes that the future costs associated with Year 2000 Issues for its internal systems will be insignificant and therefore not impact the Company’s business, financial condition and results of operations.

      Company Products. The Company’s technical personnel have completed their assessment of the impact of the Year 2000 Issue on the Company’s products and determined that all active products determined to be non-compliant will be modified to be Year 2000 compliant or placed on the Company’s list of discontinued products. However, there can be no guarantee that the systems of other companies on which the Company’s systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company’s systems, would not have a material adverse effect on the Company.

      Third Party Systems. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the company is vulnerable to those third parties’ failure to remediate their own Year 2000 Issue. The Company has received responses regarding Year 2000 compliance from some of such third parties. The third parties that responded have indicated that their hardware and/or software is or is expected to be Year 2000 compliant.

      Contingency Plans. The Company has received and analyzed responses to substantially all of its inquires it has made of third parties. To address potential year 2000 failure, the Company has developed a contingency plan and will continue to work with its vendors to incorporate their updates into the Company’s general plan.

      Costs. The Company utilized both internal and external resources to reprogram, or replace, and test software for the Year 2000 modifications. The Company has not separately tracked the costs incurred in connection with the Year 2000 effort, however, total cost associated with the required modifications and conversions is not material to the Company’s consolidated results of operations and financial position. The total costs of the program is being funded through operating cash flows.

      Risks. Although the Company’s Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 Issue on the Company’s business and operations, the actual effects of the issue and the success or failure of the Company’s efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors, other material service providers and material clients to address adequately their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company’s business, results of operations and financial condition.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

      Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the Class B Shareholders of Microcell Management, Inc. filed a Verified Complaint against LCC International, Inc., Microcell Management, Inc. and the individual defendants, Rich Hozik, Donald Rose, Peter Deliso and Stuart Lawson (as members of Microcell’s Board of Directors), seeking rescission of the Shareholder’s Agreement, the appointment of a custodian or receiver pendente lite, unspecified monetary damages, attorney fees and interest. On February 16, 1999, the plaintiffs filed a motion to expedite and a motion for appointment of a receiver or custodian. The Complaint and related motions allege that the defendants (i) breached their fiduciary duty to ensure Microcell’s financial health, to refrain from usurping corporate opportunities from Microcell, and to not waste Microcell’s corporate assets; (ii) tortiously interfered with Microcell’s prospective business relations, and (iii) violated the Shareholders’ Agreement between LCC and Microcell’s minority shareholders. On May 6, 1999, the Chancery Court ruled that the plaintiff’s had served a demand letter on the Board of Directors and therefore, all of the plaintiff’s derivative claims were stayed pending the Board’s review and consideration of the derivative claims. The Board of Directors has retained advisory counsel, and is awaiting the receipt of counsel’s findings, as part of its consideration of the derivative claims. On May 12, 1999, the Chancery Court dismissed plaintiff’s motion for the appointment of a custodian or receiver pendente lite. Plaintiffs filed an amended complaint on June 9, 1999, asserting that their claims for rescission and breach of the shareholders’ agreement and for the appointment of a custodian or receiver are direct claims. Defendants have filed a motion to dismiss these claims. Plaintiffs also filed on June 9, 1999, a motion for a preliminary injunction on Microcell’s redemption of certain shares and a motion for leave to file a supplemental complaint. On July 27, 1999, the Court denied both motions. Plaintiffs filed a motion for reargument or reconsideration which was denied on August 11, 1999. LCC believes it has a meritorious defense.

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 25, 1999. All of the proposals presented for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

      Proposal 1 — Election of Directors

	Term		Votes	Broker
Elected Director	Expires	Votes For(1)	Withheld(1)	Non-Votes(1)

Dr. Rajendra Singh	2000	6,344,121(A)	18,500(A)	0(A)
		84,609,840(B)	0(B)	0(B)

Neera Singh	2000	6,344,121(A)	18,500(A)	0(A)
		84,609,840(B)	0(B)	0(B)

Mark Ein	2000	6,344,121(A)	18,500(A)	0(A)
		84,609,840(B)	0(B)	0(B)

Dr. Arno Penzias	2000	6,344,121(A)	18,500(A)	0(A)
		84,609,840(B)	0(B)	0(B)

Steven Gilbert	2000	6,344,121(A)	18,500(A)	0(A)
		84,609,840(B)	0(B)	0(B)

      Proposal 2 — Ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ended December 31, 1999.

Votes	Votes	Votes	Broker
For(1)	Against(1)	Abstaining(1)	Non-Votes(1)

6,359,521(A)	1,400(A)	1,700(A)	0(A)
8,460,984(B)	0(B)	0(B)	0(B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class "A” Common Stock having one vote and each share of the Company’s "B” Common Stock having ten votes.

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11  — Calculation of Net Income Per Share

           27.1 — Financial Data Schedule

           27.2 — Financial Data Schedule

      (b) Reports on Form 8-K

      On May 24, 1999 the Company filed a current report on Form 8-K which reported that, on May 25, 1999, the Company announced the appointment of C. Thomas Faulders, III as its President, Chief Executive Officer and Chairman of the Board and the resignation of Richard Hozik, Senior Vice President, Treasurer and Chief Financial Officer, and President of Microcell Management, Inc. and of Stuart P. Lawson, Vice President, Controller and Assistant Secretary of LCC. On June 1, 1999 the Company filed a current report on Form 8-K which reported that on June 1, 1999, the Company announced the appointment of David N. Walker as its Chief Financial Officer. On July 13, 1999, the Company filed a current report on Form 8-K which reported that on July 13, 1999, the Company received notice of conversion of its subordinated debt.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Date: August 13, 1999	Signed: /s/ DAVID N. WALKER David N. Walker Senior Vice President, Treasurer and Chief Financial Officer