Form 10-Q
period 1999-09-30
LCC INTERNATIONAL INC
filed 1999-11-12
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 1999, the registrant had outstanding 11,110,910 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,460,984 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended September 30, 1999

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,

	1998		1999	1998	1999

REVENUES:

Services		$21,988	$17,437	$66,083	$50,561

Tower ownership and management		248	805	576	1,485

		22,236	18,242	66,659	52,046

COST OF REVENUES:

Services		17,675	13,257	49,291	37,218

Tower ownership and management		143	276	325	801

		17,818	13,533	49,616	38,019

GROSS PROFIT		4,418	4,709	17,043	14,027

OPERATING EXPENSES:

Sales and marketing		870	1,259	2,656	4,058

General and administrative		8,145	4,045	17,017	13,557

Non-cash compensation		35	—	253	(12)

Depreciation and amortization		679	790	1,702	2,329

		9,729	6,094	21,628	19,932

OPERATING LOSS		(5,311)	(1,385)	(4,585)	(5,905)

OTHER INCOME (EXPENSE):

Interest income		151	207	656	427

Interest expense		(574)	(428)	(1,720)	(2,023)

Other expense		(104)	(54)	(356)	(1,398)

		(527)	(275)	(1,420)	(2,994)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(5,838)	(1,660)	(6,005)	(8,899)

BENEFIT FOR INCOME TAXES		(2,312)	(500)	(2,378)	(2,680)

LOSS FROM CONTINUING OPERATIONS		(3,526)	(1,160)	(3,627)	(6,219)
LOSS FROM DISCONTINUED OPERATIONS

NET OF TAX BENEFITS		(3,553)	—	(5,349)	—

NET LOSS		$(7,079)	$(1,160)	$(8,976)	$(6,219)

NET LOSS PER SHARE:
CONTINUING OPERATIONS

Basic	$	(0.22)	$(0.06)	$(0.23)	$(0.38)

Diluted	$	(0.22)	$(0.06)	$(0.23)	$(0.38)

DISCONTINUED OPERATIONS

Basic		$(0.23)	—	$(0.35)	—

Diluted		$(0.23)	—	$(0.35)	—

NET LOSS PER SHARE

Basic		$(0.45)	$(0.06)	$(0.58)	$(0.38)

Diluted		$(0.45)	$(0.06)	$(0.58)	$(0.38)

WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF NET LOSS PER SHARE:

Basic		15,574	18,133	15,472	16,487

Diluted		15,574	18,133	15,472	16,487

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	September 30,
	1998	1999

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$4,240	$3,047

Short-term investments	113	113

Receivables, net of allowance for doubtful accounts of $10,453 and $8,043 at December 31, 1998 and September 30, 1999, respectively:

Trade accounts receivable	13,028	13,521

Due from related parties and affiliates	611	1,205

Unbilled	6,078	4,263

Deferred income taxes, net	12,050	10,286

Prepaid expenses and other current assets	3,072	2,957

Net assets of discontinued operations	9,139	11,165

Total current assets	48,331	46,557

Property and equipment, net	22,132	36,250

Deferred income taxes, net	12,705	8,286

Other assets	1,036	2,176

	$84,204	$93,269

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Line of credit	$—	$13,577

Accounts payable	4,637	3,391

Note payable	—	1,100

Accrued expenses	8,153	11,337

Accrued employee compensation and benefits	9,702	9,804

Deferred revenue	277	6,736

Income taxes payable	7,894	6,895

Obligations under incentive plans	55	—

Other current liabilities	3,142	2,816

Total current liabilities	33,860	55,656

Convertible subordinated debt	50,000	—

Other liabilities	115	656

Total liabilities	83,975	56,312

Preferred stock:

10,000 shares authorized; -0- shares issued and outstanding	—	—

Class A common stock, $.01 par value:

70,000 shares authorized; 7,180 and 11,012 shares issued and outstanding at December 31, 1998 and September 30, 1999, respectively	72	110

Class B common stock, $.01 par value:

20,000 shares authorized; 8,461 shares issued and outstanding at December 31, 1998 and September 30, 1999	85	85

Paid-in capital	37,130	80,291

Accumulated deficit	(33,590)	(39,809)

Note receivable from shareholder	(2,100)	(2,100)

Subtotal	1,597	38,577

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,368)	(1,620)

Total shareholders’ equity	229	36,957

	$84,204	$93,269

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	1998	1999

Cash flows from operating activities:

Loss from continuing operations	$(3,627)	$(6,219)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:

Depreciation and amortization	1,702	2,495

Provision for doubtful accounts	2,481	—

Non-cash compensation	265	(14)

Loss from investments in joint ventures, net	267	—
Changes in operating assets and liabilities

Trade, unbilled, and other receivables	(5,962)	(231)

Accounts payable and accrued expenses	7,626	2,280

Other current assets and liabilities	(6,577)	8,008

Other non-current assets and liabilities	1,962	(7,654)

Net cash used in operating activities	(1,863)	(1,335)

Cash flows from investing activities:

Decrease in short term investments, net	8,552	—

Purchases of property and equipment	(13,034)	(14,659)

Investment in joint ventures and affiliates	289	(1,100)

Net cash used in investing activities	(4,193)	(15,759)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	588	361

Proceeds from exercise of options	2,620	108

Proceeds from notes payable/line of credit	—	25,161

Payment on line of credit	—	(5,484)

Net cash provided by financing activities	3,208	20,146

Net increase (decrease in) cash and cash equivalents — continuing operations	(2,848)	3,052

Net decrease in cash and cash equivalents — discontinued operations	(5,395)	(4,245)

Net decrease in cash and cash equivalents	(8,243)	(1,193)

Cash and cash equivalents at beginning of period	14,878	4,240

Cash and cash equivalents at end of period	$6,635	$3,047

Supplemental disclosures of cash flow information:

Cash paid during the nine months for:

Interest	$1,164	$1,573

Income taxes	1,314	$2,760

Supplemental disclosures of non-cash investing and financing activities:

In July 1999, the Company issued approximately 2.8 million shares of Class “A” common stock in exchange for its 4.4% convertible subordinated notes. As a result, both long-term debt and long-term deferred tax assets were reduced by $50.0 million and $12.6 million, respectively, and shareholders’ equity increased $37.4 million.

In August 1999, the Company issued approximately 0.9 million shares of Class “A” common stock in exchange for its 9.0% convertible notes payable. As a result, current debt was reduced by $5.0 million, accrued interest $0.2 million, and shareholders’ equity increased $5.2 million.

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:  Description of Operations

      LCC International, Inc. and subsidiaries (also referred to as the “Company”) is one of the world’s largest independent suppliers of integrated end to end infrastructure consulting services relating to the design, engineering and build-out of wireless communications systems. The Company’s businesses are as follows:

Services

      Engineering and design services — The Company provides engineering and design services for cellular phone system operators, personal communication system (PCS) operators and other wireless communication system providers.

      Program management services — The Company provides network deployment services (including program management, site acquisition, zoning, regulatory compliance, construction and construction management services) related to the build-out of wireless communications systems.

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

Note 3:  Other  Comprehensive Income (loss)

      During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at September 30, 1998 and 1999. Comprehensive income (loss), for the three and nine month periods ended September 30, 1998 and 1999 is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1998	1999	1998	1999

Net income (loss)	$(7,079)	$(1,160)	$(8,976)	$(6,219)

Other comprehensive income (loss), before tax	809	(160)	317	(360)

Income tax provision (benefit) related to items of comprehensive income	284	(48)	130	(108)

Other comprehensive income (loss), net of tax	525	(112)	187	(252)

Comprehensive income (loss)	$(6,554)	$(1,272)	$(8,789)	$(6,471)

Note 4:  Investment in Tecnosistemi

      In September 1999, the Company, through its wholly owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company, and is a recently spun off division of the Italtel Group whose major shareholders were Siemens and Telecom Italia. Tecneudosia, a market leader in the design and manufacturing of shelters for fixed and mobile telecom operators and suppliers acquired 22% of Tecnosistemi, and the right to acquire the 30% interest retained by the Italtel Group. The Italtel Group will maintain a 30% interest in Tecnosistemi for a period of one year from the closing at which time Tecneudosia intends to assume such interest. In connection with the transaction, the Italtel Group undertook to: (1) repay all losses reflected on Tecnosistemi’s financial statements for the fiscal year ending December 31, 1999, (2) pay to Tecnosistemi up to Lire 95 billion, as necessary, during the years 2000, 2001 and 2002, to cover costs incurred by Tecnosistemi to reorganize its operations, and (3) purchase from Tecnosistemi, on an exclusive basis, those services required by the Italtel Group and offered by Tecnosistemi in Italy.

Note 5:  Line of Credit

      In March 1999, the Company amended and restated its credit facility, originally established in 1996, with The Chase Manhattan Bank, as Administrative Agent (“Chase”) (together with the LCC Europe Credit Facility, as defined below, the “Credit Facility”). The Credit Facility, during the quarter, consisted of a revolving loan and letter of credit facility in an aggregate amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the “LCC Europe Credit Facility”). The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company’s receivables which are deemed “eligible” as a basis for obtaining credit and (2) an aggregate amount, not to exceed $12.5 million, which is secured by a collateralized guaranty of Dr. Rajendra Singh, Board member of the Company and Chairman of Telcom Ventures, the Company’s largest shareholder, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. On October 19, 1999, in connection with the issuance of Chase’s consent for the Company to sell the assets of its discontinued operations (See Note 9: Subsequent Events) the Credit Facility was amended to eliminate that portion of the facility related to the discontinued operations, the $2.5 million LCC Europe Credit Facility, and to reduce the revolving credit facility by $2.0 million (reducing the $12.5 million available under (2) above), providing an aggregate credit facility of $18.0 million. The revolving loan commitment will expire in March 2000. The Company does not currently use interest rate derivative instruments to manage its exposure to interest rate changes. During the quarter, Dr. Singh, through Eurofon De Portugal, Inc. (a Singh affiliated Company), had provided sufficient collateral for LCC to draw $9.9 million of the $12.5 million portion of the Credit Facility that requires collateralization, and $5.9 million as of September 30, 1999. This collateral was withdrawn as borrowings were reduced following the Company’s receipt of proceeds from the sale of its discontinued operations. The Company is engaged in negotiations with Chase to eliminate the need for further collateral requirements under the Credit Facility.

Note 6:  Note Payable

      On July 13, 1999, the Company received notice of conversion from MCI Worldcom of its convertible subordinated notes in the aggregate principal amount of $50.0 million. The notes were converted into 2,841,099 shares of the Company’s Class A common stock on July 27, 1999. The conversion of the subordinated note had a tax impact of $12.6 million. The Company had sufficient net operating loss carryforwards to meet this tax obligation. The conversion of the subordinated notes increased stockholders’ equity by $37.4 million, net of tax.

      In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, anytime after August 1, 1999, the entire principal balance and accrued interest thereon at a rate of 9.0 percent could be converted into shares of the Company’s Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events. On August 24, 1999 Telcom Ventures elected to convert its note into 845,087 shares of LCC Class A common stock.

      On September 10, 1999 the Company entered into a $1.1 million promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest thereon is due on September 1, 2000. The interest is initially established at 10.5%, with increments in the interest rate of 1.5% every 3 months beginning at March 1, 2000. The proceeds of the note were used to finance the Company’s investment in Tecnosistemi. This note was prepaid in full by the Company on November 9, 1999 (See Notes 4 and 9).

Note 7:  Contingencies

      On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. The suit alleges, inter alia, breach of a fiduciary duty, usurpation of corporate opportunities, waste of Microcell’s corporate assets, tortious interference with Microcell’s prospective business relations, and violations of the shareholders’ agreement. On May 6, 1999, the Court ruled that the plaintiffs had served a demand letter on the Board of Directors and therefore, all the plaintiff’s derivative claims were stayed pending the Board’s review and consideration of the derivative claims. The Board of Directors retained advisory counsel in March 1999. On May 12, 1999, the Court dismissed plaintiff’s motion for the appointment of a custodian or receiver. Plaintiffs filed an amended complaint on June 9, 1999, asserting that their claims for rescission and breach of the shareholders’ agreement and for the appointment of a custodian or receiver are direct claims. Defendants filed a motion to dismiss these claims which is pending. Plaintiffs also filed on June 9, 1999, a motion for a preliminary injunction on Microcell’s redemption of certain shares and a motion for leave to file a supplemental complaint. On July 27, 1999, the Court denied both motions. Plaintiffs then filed a motion for reargument or reconsideration which was denied on August 11, 1999. In late September 1999, advisory counsel to the Board of Directors presented its report, finding among other things, that all of the claims raised by the plaintiffs in their demand letter lacked legal merit. The Company continues to believe that the case is without merit, and intends to continue to contest the action vigorously. Since the Board’s receipt of advisory counsel’s report, the parties have been engaged in discussions regarding an amicable resolution of their differences, and no further material action has been taken with respect to the litigation.

Note 8:  Segment Information

      The Company’s operating segments include Services (Engineering and Design Services and Program Management Services) and Tower ownership and management. Engineering and Design Services provides engineering and design services for cellular phone system operators, personal communication system (“PCS”) operators and other wireless communication systems providers. Program Management Services provides network deployment services (including program management, site acquisition, zoning, regulatory compliance, construction and construction management services) related to the build-out of wireless communication systems. Tower ownership and management acquires, builds, owns and manages telecommunications towers. Segment assets are not allocated between the Engineering and Design and Program Management segments. All assets related to these two segments are included as part of the Engineering and Design segment in the tables below.

      Segment detail is summarized as follows (in thousands):

					Tower Ownership
	Engineering and		Program		and
	Design		Management		Management		Segment Total

	1998	1999	1998	1999	1998	1999	1998	1999

Nine Months Ended September 30,

Revenues:

From external customers	$52,101	$39,597	$13,982	$10,964	$576	$1,485	$66,659	$52,046

Inter-segment revenue	1,100	283	—	61	—	—	1,100	344

Total revenue	$53,201	$39,880	$13,982	$11,025	$576	$1,485	$67,759	$52,390

Net income (loss)	$6,259	$4,860	$3,884	$911	$(2,657)	$(3,357)	$7,486	$2,414

Total assets	$32,850	$22,372	$—	$—	$14,986	$30,796

					Tower Ownership
	Engineering and		Program		and
	Design		Management		Management		Segment Total

	1998	1999	1998	1999	1998	1999	1998	1999

Three Months Ended September 30,

Revenues:

From external customers	$16,486	$12,731	$5,502	$4,706	$248	$805	$22,236	$18,242

Inter-segment revenue	195	32	—	10	—	—	195	42

Total revenue	$16,681	$12,763	$5,502	$4,716	$248	$805	$22,431	$18,284

Net income (loss)	$(350)	$1,078	$1,233	$577	$(1,135)	$(1,120)	$(252)	$535

Total assets	$32,850	$22,372	$—	$—	$14,986	$30,796

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1998	1999	1998	1999

Segment total	$(252)	$535	$7,486	$2,414

Unallocated Corporate Expenditures	(3,248)	(1,693)	(11,019)	(8,388)

Eliminations	(26)	(2)	(94)	(245)

Loss from Continuing Operations	(3,526)	(1,160)	(3,627)	(6,219)

Loss from Discontinued Operations, net of tax benefits	(3,553)	—	(5,349)	—

Net loss	$(7,079)	$(1,160)	$(8,976)	$(6,219)

Note 9:  Subsequent Events

      On October 22, 1999, the Company sold its products businesses, which consist of the design, development, manufacture, marketing, sale and servicing of field testing and measurement products (and related software) and network planning software for the wireless communications industry (the “Products Businesses”), to Ericsson Radio Systems AB, a Swedish corporation, and certain of its affiliates (“Ericsson”), pursuant to an Asset Purchase Agreement, dated as of August 25, 1999.

      Pursuant to the Agreement, the Company transferred substantially all of the assets of the Products Businesses for a purchase price of approximately $22.5 million, which is subject to a post-closing adjustment to be made based upon any differences in the net asset value of the Products Businesses as of March 31, 1999 and as of the closing date (the “Post-Closing Purchase Price Adjustment”) as well as post-closing collection of certain accounts receivable of the Products Business sold to Ericsson as part of the transaction. The purchase price was determined by negotiation between the Company and Ericsson. In addition, Ericsson assumed certain of the liabilities of the Products Businesses, including, among others, certain liabilities arising with respect to the Products Businesses in the ordinary course of business consistent with past practice and certain liabilities arising under assumed contracts. As part of the transaction, the Company entered into product supply agreements and a software license and related support agreement with Ericsson pursuant to which the Company will purchase or license certain of the products which were sold to Ericsson.

      To date, the Company has received cash proceeds from the transaction of approximately $18.5 million. These proceeds were applied to the Company’s outstanding balance under its credit facility ($17.0 million), with the balance used as current working capital. Additional cash proceeds may be payable upon completion of the Post-Closing Purchase Price Adjustment, which is expected to occur by December 1, 1999, and post-closing collections of certain of the accounts receivable sold to Ericsson. The Company expects to realize a one-time pre-tax gain from the transaction of approximately $4.0 million, subject to any adjustments arising out of the Post-Closing Purchase Price Adjustment and the actual post-closing accounts receivable collections. The transaction will be recorded as part of the Company’s fourth quarter results.

      On November 9, 1999, the Company prepaid, in full, the $1.1 million promissory note issued to Telcom Ventures to fund the Company’s investment in Tecnosistemi (See Note 6: Note Payable).

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 1998 and 1999

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

Overview

      The Company is one of the world’s largest independent suppliers of integrated end to end infrastructure consulting services (including radio frequency (“RF”) engineering, program management, site acquisition, zoning, construction and construction management services to the wireless telecommunications industry. The Company has provided many of these services to operators of more than 200 wireless systems in more than 50 countries. In 1996 the Company entered the tower ownership and management business which consists of acquiring, developing and managing telecommunications towers.

      The Company’s revenues are generated through contracts for RF engineering and program management services and lease revenue from its tower ownership and management business. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides program management services on a time and materials or fixed price basis. The Company’s revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites.

      In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its software and hardware segments (the “Products Businesses”). Software products develops software and data which support the design and operation of wireless communications systems. Hardware products are used in the implementation, testing and maintenance of wireless communications systems. The sale of the product segments was completed in October 1999.

      Service revenues consist of revenues from engineering design services and program management services. Tower ownership and management revenues consist of lease revenue from the leasing of space on telecommunications towers to wireless communication carriers. The leases generally have initial terms of 5 to 11 years and generally include multiple options to renew upon similar terms at the option of the lessee. In general, the lease terms include periodic adjustments to base rent. The Company derives a significant portion of its total revenues from its international customers. To date, its tower ownership and management revenues have come exclusively from the leasing of RF transmission towers in the United States.

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

      The key drivers of the Company’s growth have historically been (i) the issuances of new or additional wireless telecommunications licenses by governmental authorities to wireless operators, (ii) increases in the number of cell sites operated and the number of subscribers served by wireless network operators, (iii) the introduction of new services or technologies, (iv) the increasing complexity of the systems deployed by wireless network operators, and (v) the expansion and optimization of existing systems by wireless network operators.

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

	Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1998	1999	1998	1999

Revenues:

Services	98.9%	95.6%	99.1%	97.1%

Tower ownership and management	1.1	4.4	0.9	2.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	80.1%	74.2%	74.4%	73.0%

Gross profit	19.9%	25.8%	25.6%	27.0%

Operating expenses:

Sales and marketing	3.9	6.9	4.0	7.8

General and administrative	36.6	22.2	25.5	26.0

Non-cash compensation	0.2	0.0	0.4	0.0

Depreciation and amortization	3.1	4.3	2.6	4.5

Total operating expenses	43.8%	33.4%	32.5%	38.3%

Operating loss	(23.9)%	(7.6)%	(6.9)%	(11.3)%

Other income (expense):

Interest income	.7	1.1	1.0	0.8

Interest expense	(2.6)	(2.3)	(2.6)	(3.9)

Other	(0.5)	(0.3)	(0.5)	(2.7)

Total other income (expense)	(2.4)	(1.5)	(2.1)	(5.8)

Loss from continuing operations before income taxes	(26.3)	(9.1)	(9.0)	(17.1)

Benefit for income taxes	(10.4)	(2.7)	(3.6)	(5.2)

Loss from continuing operations	(15.9)%	(6.4)%	(5.4)%	(11.9)%

Three Months Ended September 30, 1998

Compared to
Three Months Ended September 30, 1999

      Revenues. Revenues for the three months ended September 30, 1999 were $18.2 million compared to $22.2 million for the prior year, a decrease of $4.0 million or 18.0%. Engineering and design services revenue constituted $3.8 million of the revenue decline, with $3.3 million (87%) attributed to the softened market conditions in Asia Pacific and Brazil.

      Cost of Revenues. Cost of revenues for the three months ended September 30, 1999 was $13.5 million compared to $17.8 million for the prior year, a decrease of $4.3 million or 24.0%. As a percentage of total revenues, cost of revenues was 74.2% and 80.1% for 1999 and 1998, respectively. The 1998 contract costs for the three months ended September 30, 1998 contained a large amount of non-billable expenditures making cost of revenue as a percent of revenue significantly higher in 1998 than 1999.

      Gross Profit. Gross profit for the three months ended September 30, 1999 was $4.7 million compared to $4.4 million for the prior year, an increase of $0.3 million or 6.6%. As a percentage of total revenues, gross profit was 25.8% and 19.9% for 1999 and 1998, respectively. Gross profit as a percentage was higher in 1999 compared to 1998 as a result of the increased Cost of Revenue in 1998 discussed above.

      Sales and Marketing. Sales and marketing expenses were $1.3 million for the three months ended September 30, 1999 compared to $0.9 million for the prior year, an increase of $0.4 million. The increase is due primarily to business development efforts related to the Company’s Europe/ Middle East/ Africa regional office.

      General and Administrative. General and administrative expenses were $4.0 million for the three months ended September 30, 1999 compared to $8.1 million for the prior year, a decrease of $4.1 million or 50.3%. General and administrative expenditures in 1998 were unusually high, driven by several large accounting transactions. The 1998 costs include a large increase in the allowance for doubtful accounts, $2.5 million, attributed to the Company’s Asia-Pacific customers and costs of unsuccessful merger and acquisition activity. The 1999 general and administrative costs also received a one-time benefit of $0.3 million relative to restructure reserves recorded in 1998 that were not required.

      Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for the three months ended September 30, 1999 compared to $0.7 million for the prior year, an increase of $0.1 million or 16.3%. The increase is a result of increased depreciation related to the Company’s tower ownership and management business.

      Interest Expense. Interest expense was $0.4 million for the three months ended September 30, 1999 compared to $0.6 million for the prior year, a decrease of $0.2 million or 25.4%. The decrease in interest was caused by a reduction of $0.4 million attributable to MCI Worldcom converting its $50.0 million convertible note into equity on July 27, 1999. This savings was offset by additional interest expense on the borrowings under the Company’s credit facility with Chase during the quarter.

      Benefit for Income Taxes. The benefit for income taxes was $0.5 million for the three months ended September 30, 1999 compared to a benefit of $2.3 million for the prior year. The benefit for income taxes was recorded for the three months ended September 30, 1999 using an effective tax rate of 30.1%, compared to 39.6% in 1998. The difference in the effective tax rates reflects both a valuation reserve for tax benefits related to losses from foreign operations and a permanent difference arising from the deductibility of interest expense from the MCI Worldcom convertible note. The decreased tax benefit in 1999 is largely attributable to the decline in the loss from continuing operations.

      Loss from Continuing Operations. The loss from continuing operations was $1.2 million for the three months ended September 30, 1999 compared to $3.5 million for the same period in the prior year. The reduction of the 1999 loss compared to 1998 was the result of the unusually high general and administrative expenditure level in 1998 caused by receivable reserves in Asia-Pacific and costs of unsuccessful merger and acquisition activity.

Nine months Ended September 30, 1998

Compared to
Nine months Ended September 30, 1999

      Revenues. Revenues for the nine months ended September 30, 1999 were $52.1 million compared to $66.7 million for the prior year, a decrease of $14.6 million or 21.9%. The 1999 revenue decline reflects the slowdown in contract awards in late 1998 for new network deployment contracts. The 1998 revenue remained high as several large contracts were completed from existing backlog. Engineering and design services revenue constituted $12.5 million of the revenue decline, with $7.9 million (63%) of this decline attributable to the softened market conditions in Asia Pacific and Brazil. Program management revenue declined $3.0 million offset by rental revenue growth of $.9 million from tower ownership and management.

      Cost of Revenues. Cost of revenues for the nine months ended September 30, 1999 was $38.0 million compared to $49.6 million for the prior year, a decrease of $11.6 million or 23.4%. As a percentage of total revenues, cost of revenues was 73.0% and 74.4% for 1999 and 1998, respectively. The reduction in the cost of revenue corresponds to the reduction of revenue.

      Gross Profit. Gross profit for the nine months ended September 30, 1999 was $14.0 million compared to $17.0 million for the prior year, a decrease of $3.0 million or 17.7%. As a percentage of total revenues, gross profit was 27.0% and 25.6% for 1999 and 1998, respectively.

      Sales and Marketing. Sales and marketing expenses were $4.0 million for the nine months ended September 30, 1999 compared to $2.7 million for the prior year, an increase of $1.3 million. The increase is due primarily to business development efforts related to the Company’s Europe/ Middle East/ Africa regional office.

      General and Administrative. General and administrative expenses were $13.6 million for the nine months ended September 30, 1999 compared to $17.0 million for the prior year, a decrease of $3.5 million or 20.3%. General and administrative expenditures in 1998 were unusually high, driven by several large accounting transactions. The 1998 costs include a large increase in the allowance for doubtful accounts, $2.5 million, attributed to the Company’s Asia-Pacific customers and costs of unsuccessful merger and acquisition activity.

      Depreciation and Amortization. Depreciation and amortization expense was $2.3 million for the nine months ended September 30, 1999 compared to $1.7 million for the prior year, an increase of $ 0.6 million or 36.8%. The increased depreciation is related to the Company’s tower ownership and management business, reflecting the increased number of towers that are constructed and placed-in-service. The Company completed construction of 149 microcell towers as of September 30, 1999 compared to 57 as of September 30, 1998.

      Interest Expense. Interest expense was $2.0 million for the nine months ended September 30, 1999 compared to $1.7 million for the prior year, an increase of $ 0.3 million or 17.6%. The increase is due to interest expense on borrowings under the Company’s credit facility with Chase during the nine months as well as interest associated with the $5.0 million convertible promissory note with Telcom Ventures. The interest from the increased borrowings was partially offset by a reduction in interest expense of $ .4 million attributable to MCI Worldcom converting its $50.0 million convertible note into equity on July 27, 1999.

      Other (Expense). Other expense was $1.4 million for the nine months ended September 30, 1999 compared to $0.4 million for the prior year, an increase of $1.0 million. The increase is due primarily to foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin American operations. The majority of the losses were from the Company’s Brazilian operations as a result of the devaluation of the Brazilian Real in the first quarter of 1999.

      Benefit for Income Taxes. The benefit for income taxes was $2.7 million for the nine months ended September 30, 1999 compared to a benefit of $2.4 million for the prior year. The benefit for income taxes was recorded for the nine months ended September 30, 1999 using an effective tax rate of 30.1%, compared to 39.6% in 1998. The difference in the effective tax rates reflects both a valuation reserve for tax benefits related to losses from foreign operations and a permanent difference arising from the deductibility of interest expense from the MCI Worldcom convertible note. The increased tax benefit in 1999 is largely attributable to the increase in the loss from continuing operations.

      Loss from Continuing Operations. The loss from continuing operations was $6.2 million for the nine months ended September 30, 1999 compared to $3.6 million for the prior year. The loss was primarily driven by the $3.0 million reduction in gross profit associated with the decline in revenues.

Liquidity and Capital Resources

      Cash and cash equivalents, were $3.0 million at September 30, 1999 compared to $4.2 million at December 31, 1998 a decrease of $1.2 million. Net cash used by operations was $1.3 million for the nine months ended September 30, 1999. Net cash used in investing activities was $15.8 million, consisting primarily of cash paid for additions to property and equipment. Approximately $13.7 million of this balance was used for the construction of telecommunications towers. Net cash provided by financing activities was $20.1 million, which largely was cash received from the Company’s line of credit. Net cash used in discontinued operations was $4.2 million.

      Net cash used in operations was $1.9 million for the nine months ended September 30, 1998. Net cash used by investing activities was $4.2 million, consisting primarily of a decrease in short term investments ($8.6 million) offset by cash paid for additions to property and equipment ($13.0 million). Net cash provided by financing activities was $3.2 million, largely reflecting cash received from the exercise of stock options. Net cash used by discontinued operations was $5.4 million.

      Working capital was $(9.1) million at September 30, 1999 versus $14.5 million at December 31, 1998, a decrease of $23.6 million. The decrease in working capital was primarily due to an increase of borrowings under the credit facility of $13.6 million, an increase in accrued expenses of $3.2 million, and an increase in deferred revenue of $6.5 million.

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

      In March 1999, the Company amended and restated its credit facility with The Chase Manhattan Bank, as Administrative Agent (“Chase”) (the “Credit Facility”) which was established in 1996. The Credit Facility, as presently in effect, consists of a revolving loan and letter of credit facility in an aggregate amount not to exceed $18.0 million for the Company. The maximum amount available for drawing under the Credit Facility is the sum of (1) the lesser of $10.0 million or 85% of the amount of the Company’s receivables which are deemed “eligible” as a basis for obtaining credit and (2) an aggregate amount, not to exceed $8.0 million, which is secured by a collateralized guaranty of Dr. Rajendra Singh, Board member of the Company and Chairman of Telcom Ventures, to the extent that Dr. Singh has deposited the required collateral with Chase. Dr. Singh is not contractually committed to provide any collateral to Chase. The revolving loan commitment will expire in March 2000. The Company is currently engaged in discussions with Chase to modify the existing credit facility to eliminate the requirement for Dr. Singh to collateralize his guarantee of the $8.0 million portion of the loan facility.

      In October 1999, the Company sold its discontinued products businesses. To date the Company has received cash proceeds from the transaction of $18.5 million. Additional cash proceeds may be payable upon completion of a post-closing purchase price adjustment, which is expected to occur by December 1999. Post-closing collections of certain of the accounts receivable sold as part of the sale of the discontinued business will also provide additional proceeds. The proceeds from the sale of the discontinued business was used to reduce the line of credit ($17.0 million) and fund current operating activities.

      The Company borrowed a total of $19.1 million under the Credit Facility during the nine months ended September 30, 1999. Borrowings were made to fund construction of telecommunications towers and operations of the Company. In addition, approximately $2.3 million was outstanding under the portion of the Credit Facility for LCC Europe AS at September 30, 1999, and is included in net assets of discontinued operations in the accompanying consolidated balance sheet. Outstanding letters of credit were approximately $0.6 million at September 30, 1999. As of October 31, 1999, $1.7 million was outstanding under the Credit Facility.

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

      The Company has undertaken a program to address the Year 2000 Issue with respect to the following (i) the Company’s information technology and operating systems; (ii) the Company’s non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (iii) certain systems of the Company’s major vendors and material service providers (insofar as they relate to the Company’s business activities with such parties); and (iv) the Company’s material clients (insofar as the Year 2000 Issue relates to the Company’s ability to provide services to such clients). The Company believes that it has substantially completed its Year 2000 modifications on mission critical applications.

      Internal Systems. The Company has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Company to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Company’s internal systems have already been certified as Year 2000 compliant through testing or other mechanisms, and the Company has not delayed any systems projects due to the Year 2000 Issue. Management believes that the future costs associated with Year 2000 Issues for its internal systems will be insignificant and therefore not impact the Company’s business, financial condition and results of operations.

      Third Party Systems. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties’ failure to remediate their own Year 2000 Issues. The third parties that responded have indicated that their hardware and/or software is or is expected to be Year 2000 compliant.

      Contingency Plans. To address potential year 2000 failure, the Company has developed a contingency plan and will continue to work with its vendors to incorporate their updates into the Company’s general plan.

      Costs. The Company utilized both internal and external resources to reprogram, or replace, and test software for the Year 2000 modifications. The Company has not separately tracked the costs incurred in connection with the Year 2000 effort; however, total cost associated with the required modifications and conversions is not material to the Company’s consolidated results of operations and financial position. The total costs of the program is being funded through operating cash flows.

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

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

      Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. The suit alleges, inter alia , breach of a fiduciary duty, usurpation of corporate opportunities, waste of Microcell’s corporate assets, tortious interference with Microcell’s prospective business relations, and violations of the shareholders’ agreement. On May 6, 1999, the Court ruled that the plaintiffs had served a demand letter on the Board of Directors and therefore, all the plaintiff’s derivative claims were stayed pending the Board’s review and consideration of the derivative claims. The Board of Directors retained advisory counsel in March 1999. On May 12, 1999, the Court dismissed plaintiff’s motion for the appointment of a custodian or receiver. Plaintiffs filed an amended complaint on June 9, 1999, asserting that their claims for rescission and breach of the shareholders’ agreement and for the appointment of a custodian or receiver are direct claims. Defendants filed a motion to dismiss these claims which is pending. Plaintiffs also filed on June 9, 1999, a motion for a preliminary injunction on Microcell’s redemption of certain shares and a motion for leave to file a supplemental complaint. On July 27, 1999, the Court denied both motions. Plaintiffs then filed a motion for reargument or reconsideration which was denied on August 11, 1999. In late September 1999, advisory counsel to the Board of Directors presented its report, finding among other things, that all of the claims raised by the plaintiffs in their demand letter lacked legal merit. The Company continues to believe that the case is without merit, and intends to continue to contest the action vigorously. Since the Board’s receipt of advisory counsel’s report, the parties have been engaged in discussions regarding an amicable resolution of their differences, and no further material action has been taken with respect to the litigation.

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits

4 —	Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated as of July 27, 1999

*10 —	Contract for Engineering and Construction of Terrestrial Repeater Network System, by and between XM Statellite Radio Inc. and LCC International, Inc. dated as of August 18, 1999

           11  — Calculation of Net Income Per Share

           27.1 — Financial Data Schedule

           27.2 — Financial Data Schedule

      (b) Reports on Form 8-K

      On July 5, 1999, the Company filed a current report on Form 8-K which reported that on July 13, 1999, the Company received notice of conversion of its subordinated debt. On November 8, 1999, the Company filed a current report on Form 8-K which reported the sale of the Company’s products businesses on October 22, 1999.

_______________
*  Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Date: November 12, 1999	Signed: /s/ DAVID N. WALKER David N. Walker Senior Vice President, Treasurer and Chief Financial Officer