Form 10-K405
period 1999-12-31
LCC INTERNATIONAL INC
filed 2000-03-30
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number: 0-21213

LCC INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1807038 (I.R.S. Employer Identification No.)
7925 Jones Branch Drive McLean, VA (Address of Principal Executive offices)	22102 (Zip Code)

Registrant’s telephone number, including area code: (703) 873-2000

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      Based upon the closing price of the registrant’s common stock as of March 23, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant is $252,193,874.*

      As of March 23, 2000, the registrant had outstanding 11,841,331 shares of Class A Common Stock, par value $.01 per share, (the “Class A Common Stock”) and 8,449,984 shares of Class B Common Stock, par value $.01 per share (the “Class B Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1)  Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 16, 2000 (the “Proxy Statement”) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10 — 13 of this Form 10-K.

*  Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

      This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. Unless the context indicates or requires otherwise, references in this Form 10-K to the “Company” are to (1) the combined operations of the Company’s predecessor, LCC, L.L.C., a Delaware limited liability company, and its subsidiaries (the “Limited Liability Company”) prior to the date of the merger of the Limited Liability Company into LCC International, Inc., a Delaware corporation formed in June 1996 (“LCC International”), as described below (the “Merger”) and (2) LCC International and its subsidiaries, after the Merger. Definitions of technical and other terms are set forth in the Glossary appearing elsewhere herein. References herein to wireless telecommunications or similar terms are not intended to include satellite transmission, which some consider to be a “wireless” technology.

PART I

Item 1.  Business

General

      The Company is one of the world’s largest independent providers of RF engineering and program management services to the wireless telecommunications industry. The Company provides end-to-end services solutions to operators of a wide range of wireless networks, incorporating all major wireless technologies available today, including W-CDMA, LMDS, MMDS, TDMA (which includes IS-54 and IS-136), GSM, CDMA, and iDEN. The Company provides services for operators involved in all four phases of wireless system development: (i) Phase 1 — strategic planning and bidding for the licenses necessary to build and operate the system; (ii) Phase 2 — design and build-out of the system; (iii)  Phase 3 — optimization and enhancement of the system to meet the requirements of an increasing subscriber base and to provide increased quality and coverage; and (iv)  Phase 4 — achievement of greater efficiencies in providing service in order to compete in areas where there are multiple system operators. In Phase 1, the Company will assist in the development of an operators’ business case planning, licensing strategy, technical requirements (both short term and long range), and vendor selection. In Phase 2, the Company offers a full range of integrated network deployment services including radio frequency engineering, site acquisition, construction management and related services designed to take the operator from concept to commercial launch. To address Phases 3 and 4, the Company offers benchmarking, optimization, technical evaluation and operations and maintenance services.

      The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international operators, including British Telecom, France Telecom, Misrfone (a Vodafone Airtouch affiliate) and Mannesmann; companies building PCS systems, including Sprint PCS, AT&T Wireless Services, Bell South Cellular Corporation, Lucent Technologies and Pacific Bell Mobile Services; operators of iDEN systems, including Nextel Communications; and operators of two-way messaging systems, such as SkyTel. The customers listed above each contributed approximately 5% or more of the Company’s consolidated revenues during one or more of fiscal years 1992 through 1999. In August 1999, the Company secured a contract from XM Satellite Radio, Inc. (“XM Satellite”) to complete, on a turn-key basis, the design and deployment of XM Satellite’s nationwide terrestrial repeater network. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis. The Company derives a significant portion of its revenues from its international customers (approximately 47.0% in 1999).

      In October 1999, the Company completed the sale of its software tools and field test measurement equipment business (“Products Business”) to Ericsson Radio Systems AB. In March 2000, the Company announced, and completed the initial closing with respect to, the sale of up to 197 telecommunication towers to Pinnacle Towers Inc., which towers were owned or being constructed by the Company’s subsidiary, Microcell Management, Inc. In connection with the sale of its towers, the Company was awarded a contract by Pinnacle to site audit, perform capital improvements (when necessary), and maintain a portion of Pinnacle’s telecommunication towers. The sale of the Company’s products business, and the conversion of the Company’s tower business from asset ownership to an operations and maintenance business, have allowed the Company to focus on its core strengths and on expanding its end-to-end services offerings.

      A substantial number of new wireless network licenses have been awarded worldwide over the last several years, and the Company expects a significant number of additional wireless licenses to be awarded in the next few years. Many of the new systems are being designed to deploy “3G” data capabilities, which the Company believes it is uniquely positioned to address given its experience in designing and deploying wireless systems. The Company has already performed work with respect to the design and deployment of fixed and mobile wireless data networks for more than eight customers in the United States and Europe. In addition, many existing systems are continuing to grow. Furthermore, competition among operators of wireless networks is generating greater requirements for operational quality and efficiency. Construction of new networks, and expansion and optimization of existing networks, require substantial amounts of RF engineering, system development, and ongoing maintenance services.

Company Background

      The Company’s business commenced in 1983 in a corporation named LCC Incorporated formed by Dr. Rajendra and Neera Singh. In 1994, entities formed by The Carlyle Group, a Washington, D.C.-based investment group (the “Carlyle Investors”) acquired a 25% indirect interest in LCC Incorporated. LCC International was formed in June 1996 in connection with the Company’s initial public offering.

      The Company issued 3,162,500 shares of Class A Common Stock in the Offering at an initial public offering price of $16.00 per share. The total proceeds of the Offering, net of underwriting discounts and offering expenses, were approximately $44.8 million.

      In June 1994, the Company’s predecessor entered into a Note Purchase Agreement with a then unrelated third party, MCI Telecommunications Corporation (now MCI/Worldcom, Inc.; “MCI/Worldcom”). These notes were convertible, under certain circumstances, into 2,841,099 shares of Class A Common Stock (see note 12 to the Consolidated Financial Statements). In July 1999, MCI/Worldcom converted these notes in their entirety into 2,841,099 shares of Class A Common Stock, and both notes were cancelled.

Recent Developments

      In October 1999, the Company completed the sale of its Products Business to Ericsson Radio Systems AB in consideration for an aggregate cash purchase price of $22.3 million, subject to a holdback of $1.9 million payable upon the collection of certain accounts receivable (see note 3 to the Consolidated Financial Statements).

      In March 2000, the Company announced, and completed an initial closing on 134 towers with respect to, the sale of up to 197 telecommunication towers owned or to be constructed be the Company’s subsidiary, Microcell Management, Inc., for an aggregate purchase price of $80 million, assuming all 197 towers are conveyed. At the initial closing, the Company conveyed 134 towers in consideration for cash proceeds of approximately $56.3 million. In connection with the sale of its towers, the Company entered into a five year Tower Service Agreement with Pinnacle Towers Inc., whereby the Company was engaged to provide site audit, program management and site maintenance services with respect to an initial 204 towers owned or managed by Pinnacle.

      Concurrent with the initial closing of its sale of 134 towers to Pinnacle, the Company prepaid, in full, its outstanding revolving credit facility with The Chase Manhattan Bank. The Company paid approximately

$14.4 million to Chase, and Chase cancelled the notes in full. The Company is currently in negotiations to obtain a new credit facility. The Company believes the proceeds from the Pinnacle transaction will satisfy its capital requirements until a new facility is secured.

      In July 1999, MCI/ Worldcom elected to convert its convertible subordinated notes, in the aggregate principal amount of $50 million, into 2,841,099 shares of Class A Common Stock.

      In August 1999, Telcom Ventures elected to convert its convertible subordinated note, in the principal amount of $5 million into 845,087 shares of Class A Common Stock (see note 5 to the Consolidated Financial Statements).

      In August 1999, the Company entered into a turn-key network deployment contract of approximately $124 million with XM Satellite pursuant to which the Company was engaged to design and deploy XM Satellite’s nationwide terrestrial repeater network.

      In October 1999, the Company (through its wholly-owned subsidiary, LCC Egypt, Ltd.) was awarded a contract of approximately $16.5 million by Misrfone Telecommunications Company S.A.E (“Misrfone”) with respect to the deployment of a minimum of 180 telecommunications cell sites in Egypt.

      In November 1999, the Company was awarded a master professional services contract by Cisco Systems, Inc. whereby the Company may be engaged to provide services with respect to the development and support of broadband fixed wireless internet services. In particular, the Company will assist in the design and deployment of wireless internet networks based on Cisco’s Orthogonal Frequency Division Multiplexing (“OFDM”) technology and equipment. On March 8, 2000, the Company entered into an agreement with Nucentrix Broadband Networks, Inc. to provide technical engineering and design support in connection with its efforts to deploy a Cisco powered network using Cisco’s OFDM based WT2700 wireless technology suite, and with its efforts to obtain permanent licenses from the Federal Communication Commission (“FCC”).

Industry Background

  Overview

      Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data. Wireless telecommunications networks include two-way voice and data applications, such as cellular, wide band and narrow band PCS and iDEN networks, and various high speed data applications. Each application operates within a distinct radio frequency block. These technologies all require radio frequency engineering and system deployment services for system design, build-out and optimization. Once operational, they require ongoing technological evaluation, auditing, competitive benchmarking, operations and maintenance services.

  Types of Wireless Communications

      The wireless communications industry encompasses a broad range of technologies and applications from traditional voice to high speed data applications. These radio signals operate within portions of the spectrum designated by the government specifically for each technology. The key technologies in the communications industry today are as follows:

      Cellular. A cellular network is a telephone system based on a grid of “cells” deployed primarily at 800 and 900 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment. As the cellular market migrates from an analog based transmission technology to a digital based transmission technology, demand has increased as prices decline. Demand for design and deployment services continues to increase both in the US and the rest of the world as carriers role out services in new areas and improve coverage in existing areas. Analog network demand is stagnating or declining as subscribers are switching to digital service. Over the next 5 to 10 years, it is anticipated that digital service will replace analog service.

      PCS. In 1993, the FCC allocated a portion of the radio spectrum for the provision of a new wireless communications service, commonly known as PCS. The principal difference between PCS and traditional cellular service is that PCS systems operate at a higher frequency range and have a more limited transmission range requiring more cell sites than cellular to obtain equivalent geographic coverage. Licenses to operate PCS networks were awarded in the United States through auctions conducted during 1995, 1996 and 1997. Carriers are still expanding their network coverage.

      iDEN. iDEN is a mobile communication service that relies on specialized mobile radio frequencies that have been historically limited to two-way voice communications in small local networks (such as for taxi or messenger dispatch). As a result of advances in digital technology, iDEN operators have begun to design and deploy digital mobile networks that increase the frequency capacity of iDEN systems to a level that is competitive with that of cellular and PCS systems. Companies such as Nextel Communications (in the U.S.) have acquired licenses for iDEN two-way radio channels in their respective operating areas and are offering wireless voice services over their networks. A derivative SMR technology known as “TETRA” or “Terrestrial Trucking Radio” is becoming an increasingly popular technology in Europe.

      Third Generation (3G). 3G is the general term for the next generation of wireless services offering enhanced voice and data services, improved spectrum efficiency, high speed data, and superior voice quality as well as lower operating costs for the wireless service providers. 3G licenses are being auctioned in Europe, with Finland and Spain leading the auction calendar followed by the United Kingdom and Germany. Within the next three years, the Company expects that more than 80 new 3G licenses will be auctioned in Europe alone. In Europe, usually one of the new licenses in each country is reserved for a new carrier while the remaining licenses are awarded to the existing wireless carriers.

      Fixed Wireless High-speed Data and other Services. Local Multipoint Distribution System (“LMDS”) and Multichannel Multipoint Distribution System (“MMDS”) are fixed broadband point-to-multipoint systems which provide an alternative for offering local exchange service, wireless telephony, data, internet access, video and other broadband services. LMDS services and MMDS services can provide a wireless local loop (a system that eliminates need for a wire loop connecting users to the public switched telephone network) bridging the “last mile” gap enabling competitive local exchange carriers (“CLECs”) to offer a full array for telecommunications services to business and residential customers in a fast, timely, and cost-effective manner. Digital audio radio satellite systems (“DARS”), direct satellite broadcasting, and other wireless high-speed data services represent segments of the wireless communications industry being developed by operators in the U.S. and abroad. XM Satellite currently is in the process of deploying a terrestrial repeater network to improve its coverage in densely populated metropolitan areas. In the United States, Teligent, Winstar and ARTS are operating the first stages of their LMDS networks. Nucentrix Broadband Networks is among a group of other providers that are beginning to deploy MMDS networks, and who plans to construct fixed wireless networks in the near future. Similar opportunities exist throughout the world, especially in Europe, where new spectrum for fixed wireless is being auctioned.

  Wireless Technologies

      Most traditional cellular systems historically transmitted voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with enhancements in digital protocols (discussed below), allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or “find me”) service, and more data transmission features, such as “mobile office” applications (including facsimile, electronic mail and connecting notebook computers with computer/data networks).

      Digital signal transmission is accomplished through the use of frequency management technologies, or “protocols.” Two common protocols used in cellular and other networks “manage” the radio channel either by dividing it into distinct time slots (a method known as Time Division Multiple Access, or “TDMA”) or by assigning specific coding instructions to each packet of digitized data that comprises a signal (a method known as Code Division Multiple Access, or “CDMA”). In the U.S., the FCC has intentionally avoided mandating a universal digital signaling protocol, and three principal digital signal protocols (which are incompatible with each other) are currently being used in the U.S. for PCS networks: GSM, CDMA and TDMA. European

Union countries have adopted GSM as a common standard protocol for cellular and PCS transmission and approximately 60 countries, including virtually all countries in Western Europe, have issued GSM 900 and 1800 MHz licenses. The universal GSM standard is designed to allow subscribers to roam throughout Europe and wherever else GSM technology has been adopted. Other wireless technologies are also presently in use for a variety of different types of transmission. The Company has expertise in all these technologies.

      With the convergence of wireless and internet technologies, wireless carriers are beginning to deploy high speed data capabilities. As an interim measure, carriers are rolling out intermediary solutions generally referred to as “2.5G”, in particular GPRS and EDGE, which provide high speed data capabilities in conjunction with current digital networks. GPRS is being implemented as a software upgrade to existing GSM and TDMA networks enabling them to provide data services with speeds up to 128 kbps. The next step of 2.5G solutions, such as EDGE, allows for speeds up to 384 kbps, requiring hardware upgrades and engineering services. The Company also has experience in these technologies.

      The International Telecommunications Union (“ITU”) has agreed on an umbrella 3G standard combining WCDMA, cdma2000 and UWC-136 into a set of interoperable standards. This allows all existing carriers to choose a 3G standard that will allow them to reuse their existing infrastructure while making global roaming possible. 3G capabilities will include wireline quality voice service, collaborative working between multimedia and high speed data, user customization allowing the subscriber better control over features such as voicemail routing, announcements and call screening, mobility-enabled services such as vehicular navigation and emergency services, wireless local loop capabilities, seamless global roaming, zone identification and billing and satellite interworking. The Company also has experience in these technologies.

  Operation of Two-Way Wireless Systems

      Two-way mobile wireless service areas are divided into multiple regions called “cells,” each of which contains a base station consisting of a transmitter, a receiver and signaling equipment, located on a telecommunications tower. The cells are typically configured on a grid pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. Cellular system cells generally have a radius ranging from two miles to 25 miles. PCS system cells have a radius ranging from approximately one-quarter mile to approximately 12 miles, depending on the PCS technology being used and the terrain. The base station in each cell is connected by microwave, fiber optic cable or telephone wires to a switch, which uses computers and specially developed software to control the operation of the wireless telephone system for its entire service area. The switch controls the transfer of calls from cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Since each cell site requires engineering and site acquisition services, growth in the number of cell sites is one of the key drivers of demand for the Company’s telecommunications services and telecommunications towers.

      Unlike cellular and PCS systems, which are designed principally to serve voice calls, 3G systems have been conceived to serve integrated voice, data, and multimedia applications. The typical range of coverage from a 3G cell is less than 1 mile depending on the environment and the applications being served. Due to the increased need for high speed mobile data and multimedia services, the range of coverage is expected to be within less than  1/2 mile in dense urban core areas, which renders a 3 to 4 fold increase in the number of base stations required to deploy 3G systems compared to PCS.

      Wireless transmission requires a certain signal strength for the parties to hear each other or for data to be received. The signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, so the switch and the base stations monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switch may “hand off” the call to another base station that can establish a stronger signal with the handset. Hand-off to an adjacent system must be effected through an appropriate technical interface when a handset leaves the service area of the wireless service provider. The quality of wireless transmission depends in part on signal strength, limitations imposed by the terrain and interference from other uses of radio signals. Transmission quality is measured in the field at various locations so that adjustments can be made to enhance quality.

      Each wireless network is designed to meet a certain level of subscriber density and traffic demand and to provide a certain geographic coverage. Each transmission over the wireless network requires a certain amount of radio frequency, so a system’s capacity is limited by the amount of frequency that is available. The same frequency can be reused by each separate transmitter, subject to certain interference limitations. The design of each wireless system involves placement of transmission equipment in locations that will make optimal use of available frequency based upon projected subscriber usage patterns, subject to availability of such locations and ability to use them for wireless transmissions under applicable zoning requirements.

      After a wireless system has been installed, the system’s capacity can be increased in various ways, by (i) adding available frequency capacity to cells as required, if such capacity is available, (ii) using directional antennae to divide a cell into discrete multiple sectors or coverage areas, thereby reducing the required distance between cells using the same frequency, or (iii) “cell splitting” (i.e., dividing a single cell into a number of smaller cells served by lower-power transmitters, thereby increasing the ability to reuse radio frequencies and increasing the number of calls that can be handled in a given area). Additional solutions are being designed to increase network capacity and coverage, including (i) the introduction of microcells, which can be placed very close together to increase frequency reuse and the total capacity of the wireless network and which can be placed within buildings, train stations and other structures to provide coverage where none was available before and (ii) the introduction of digital technologies, which increase the number of conversations which can be transported on a single radio carrier from two to potentially more than ten times, depending on the type of digital technology deployed.

  Wireless System Life Cycle

      Set forth below is a description of the life cycle of a typical wireless system.

      Phase 1. In Phase 1, the operator is developing its business strategy and pursuing the licenses necessary to build and operate the system. Technical planning and a rough engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the system.

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

  Services for the Wireless Industry

      The planning, geographic layout, build out and operation of a wireless network requires significant RF engineering work. The RF engineers must design the wireless network to meet the operator’s requirements for transmission over the wireless network, which requirements are based upon a projected level of subscriber density and traffic demand and the coverage area specified by the operator’s license or cost-benefit decisions. In addition to meeting basic transmission requirements, the RF network design must make optimal use of available radio frequency and result in the highest possible signal quality for the greatest portion of projected subscriber usage within existing constraints. These constraints may be imposed by cost parameters, terrain, limitations in the license, interference with other operators, availability of cells, applicable zoning requirements and other factors. Based on these initial technical guidelines, desired cell site locations are identified. This process is known as identifying “search rings.”

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

      Following the site acquisition process, cell site construction commences. This involves securing the necessary permits, installing the necessary equipment, antenna and shelters, and competing the initial cell site acceptance testing procedures. During this phase of development, construction budgets and schedules are prepared, sub-contractors are hired where necessary and construction begins. Construction involves, in the case of a tower site, clearing the site, laying foundations, bringing in utility lines (including interconnection with a local telephone provider) and constructing the multi-tenant tower, and, in some cases, shelters or buildings to house electronic equipment and, in the case of a rooftop site, assembling the necessary equipment.

End-to-End Telecommunications Services

      RF Engineering and System Deployment Services. The Company provides a variety of RF engineering and system deployment services over the four phases of the life cycle of a wireless telecommunications system, as follows:

Phase 1 Services. The Company’s engineers help in the preparation of strategic plans, business plans and applications for network system operators seeking licenses in formal government license grant processes. The Company also has assisted foreign governments in preparing Requests for Proposals (“RFPs”) and analyzing responses thereto. The Company has assisted in preparing winning applications in several (approximately nine) license tender processes worldwide, including the second nationwide cellular license in Germany, the first cellular license in Bombay, India and a license in Belgium. The Company’s involvement in successful tenders has generally led to follow-on contracts with winning applicants as they implement new systems. The introduction of wireless data necessitates additional planning for wireless operators. The Company assists operators in 2G to 3G migration planning, technology and service evaluation, and end to end dimensioning of wireless networks to carry voice and data traffic.

Phase 2 Services. The Company offers a full range of deployment services including analysis of customer expectations for network coverage, capacity and other requirements, analysis of interference and other technical factors affecting coverage, capacity and performance, identification and rank of desirable cell sites, preparation of regulatory filings (FCC, FAA, zoning, land use and others) required for system deployment and attendance at regulatory hearings, turn-key systems deployment, including identification and site acquisition and construction management services, measurement of network performance and optimization of systems.

Phase 3 Services. The Company’s services are used by existing system operators to plan system expansions to accommodate subscriber growth, incorporate improvements in technology, improve system performance and achieve efficient use of available radio spectrum. The Company also assists in capacity expansion planning and technology changeovers, such as conversion from analog to digital technology and the implementation of 2.5G solutions.

Phase 4 Services. As multiple service providers offer competing services in the same service area, network operators will require additional engineering services focusing on the achievement of cost savings and quality enhancements within the existing coverage area. These services include system analysis and network management, including redistribution or elimination of cell sites, cost management, measurement of network performance, including “benchmarking” performance against that of competitors, and technology and network upgrades.

      The Company is one of the world’s largest independent providers of RF engineering and wireless network design services. (The Company maintains regional headquarters in Mission Viejo, California, London (UK), Cairo (Egypt), Sao Paulo (Brazil), and Singapore, in addition to its worldwide headquarters in McLean, Virginia.) The Company believes that its large number of RF engineers enables it to respond quickly to customers who may require the Company to staff a major project on a timely basis. In addition, the Company believes that the wide-ranging experience of its RF engineers, including exposure to and participation in the standards-setting process for new digital and wireless internet technologies, helps the Company understand the changing marketplace for wireless communications and for end-to-end services to support the wireless industry. Since a large number of its professionals work on customer sites, the Company is able to develop an understanding of many of the issues of importance to its customers and uses this information in planning. The Company also believes that the various nationalities of its professionals provides the Company with an understanding of different practices in business and wireless telephony in many countries around the world that will assist the Company in continuing to pursue international opportunities.

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

      The Company offers its customers a “one stop shopping” approach to Phase 2system build-outs and Phase 3 network expansions by packaging system deployment services in a customized plan for each client. The Company provides these services on a contract basis, on a time and materials basis or for a fixed price per cell site.

  Cellular Institute

      The Company provides training services, for its employees and clients, through the Cellular Institute. The Cellular Institute started in 1991 as the Company’s corporate university and has become one of the premier training schools for the wireless industry. The Cellular Institute has taught more than 2,000 employee and client classes worldwide in a variety of languages.

  Tower Service and Tower Management

      The Company recently launched a tower service and tower management business pursuant to which it will offer site audit, maintenance and project management services to telecommunications tower owners.

Customers and Backlog

  Customers

      The Company has provided services and products to seven of the ten largest U.S. cellular system operators; large international cellular operators, including British Telecom, France Telecom, Misrfone (a Vodafone Airtouch affiliate) Mannesmann and Korea Mobile Telecom; companies building or proposing to build PCS systems, including Sprint PCS, AT&T Wireless Services and Pacific Bell Mobile Services; operators of iDEN systems, including Nextel Communications; operators of two-way messaging systems; and operators of emerging technologies such as XM Satellite. The Company also has established working relationships with two major telecommunications equipment vendors, pursuant to which the Company provides services and products on a subcontract basis.

      In 1999, XM Satellite and Sprint PCS accounted for approximately 13.6% and 11.2% respectively, of the Company’s revenues and were the only customers accounting for 10% or more of the Company’s revenues.

      The Company’s existing and targeted customer base includes operators and vendors of all forms of wireless communications services, operating a variety of different network platforms and access technologies in diverse geographic markets. The Company’s experience includes the following projects:

•	In the U.S., the Company is assisting its cellular customers in implementing the North American digital cellular standards ( i.e., TDMA, CDMA and others).

•	The Company has designed, or is currently designing, GSM digital cellular networks in the U.S., Germany, The Netherlands, Belgium, France, Italy, Portugal, Malaysia and other nations.

•	In Asia, the Company has designed and developed GSM and CDMA networks in Korea, Malaysia, and Australia.

•	The Company has designed, or is currently designing, iDEN systems throughout the U.S. and in Brazil, Canada, Mexico and China.

•	In the U.S., the Company has supported narrowband PCS clients with INFLEXION™ and REFLEX™ standards.

•	In the US, the Company is supporting design and deployment of wireless broadband networks including LMDS and MMDS.

•	Currently, the Company is assisting in one of the first UMTS designs in the UK.

      In March, 2000, the Company entered into a Tower Services Agreement with Pinnacle Towers, Inc. to launch its new tower services and tower management business. The Company will provide the following services to Pinnacle: (i) site audit services, including field inspections, preparation of due diligence reports, provide deficiency summaries of the owner’s existing towers and new towers, complete site upgrade work, (ii) maintenance services, including routine inspections and maintenance and preparation of tower management reports, and (iii) project management services, including program management and implementation of new tower construction, zoning and land use services, lease re-negotiation and site evaluations. The agreement with Pinnacle provides for a monthly maintenance fee for maintenance services. The site audit and project management services are provided on a time and materials basis. The Company intends to market and provide similar services to other telecommunications owners.

  Backlog

      The Company has entered into long-term contracts with customers for the provision of the Company’s services. As of December 31, 1999, the Company had a total backlog of $135 million relating to professional services. In March 2000, the Company secured an additional $50 million in backlog relating to its newly-launched tower services and tower management business. The Company includes in its backlog only committed fees or purchase prices specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue.

      The principal portion of the Company’s present backlog arises from XM Satellite, which represents approximately $114 million (or 62.0%) of the overall backlog. Since the Company’s backlog is subject to significant timing uncertainties, the Company cannot accurately predict the portion of the backlog that will be filled within the current year, but expects that it will not fill at least $85.0 million of its overall backlog in 2000. There can be no assurance that the contracts included in the backlog will actually generate the specified revenues or that actual revenues will be generated within any particular period. Our contracts typically have provisions that permit customers to terminate their contracts under various circumstances, which include our nonperformance for customer convenience. With respect to the Company’s Tower Services Agreement with Pinnacle Tower Inc., the contract provides that on an annual basis, either party may request a renegotiation of the pricing and scope of services. Therefore, there are no guarantees the current contract will generate the specified revenues or the minimum payments of $10.0 million per year over the next five years.

Sales and Marketing

      The Company markets its telecommunications services to operators of wireless telecommunications networks in North America, Europe, the Middle East, Africa, Asia-Pacific and Latin America. The Company markets primarily through its executives, project managers and RF engineers and other technical professional staff. Customers generally have engineers involved in their procurement decisions, and the Company’s engineers work closely with the customer’s engineers to help them understand the Company’s services and their advantages compared to those of the competition. The Company also utilizes independent distributors and sales agents to supplement its sales force outside the U.S. where business practices or customs make it most effective to proceed through local companies. The Company utilizes the offices of its British subsidiary to lead its European sales efforts and the offices of its Brazilian subsidiary to lead its Latin American sales efforts and has established a regional sales office in the Asia-Pacific region.

      Additional business from existing customers is pursued through the joint efforts of both the project manager, the RF engineers and other technical staff who have developed a service relationship and worked closely with the customer’s engineers. This combination gives the Company an advantage in pursuing follow-on business.

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

      Purchases of the Company’s services by customers often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with selecting the Company’s services. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the Company’s services do not meet the customer’s particular needs. Therefore, large procurements of the Company’s services involve lengthy selling cycles, often as long as nine months.

Competition

      The current market for wireless network design and network deployment, and network optimization & maintenance services is highly competitive. Many companies offer such services and the Company believes that the number of other independent firms providing a combination of these services and products to wireless network operators throughout the world is increasing.

      Engineering Services. The Company’s competition in the provision of RF engineering services consists of (i) companies such as Wireless Facilities, Inc., Metapath Software International, Inc., DETECON, Teleworx, Inc. and SAFCO, Inc., which provide a full range of RF engineering services, (ii) companies that provide only a portion of the engineering services, which generally act as a supplement to a wireless operator’s in-house engineering staff, (iii) telecommunications equipment vendors, which provide RF engineering services through subcontractors as part of larger turnkey projects, and (iv) the internal staffs of wireless network operators. The Company believes that it is able to compete effectively against competitors in RF engineering services procurements based upon its leadership position, pricing, reputation, experience, ability to provide its customers “one-stop-shopping,” ability to deploy quickly a large number of RF engineers to a project and its relationships with major wireless operators. In particular, the Company believes that its existing customer and industry relationships give it a significant advantage in obtaining additional business for its existing and new services. The Company has been less successful in competing where the customer has a strong internal staff of wireless network operators or where RF engineering services are packaged with large equipment procurements supported by vendor financing.

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

Regulatory Matters Affecting the Telecommunications System Deployment Business

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

      The Telecommunication Act of 1996 (the “Telecom Act”) amended the Communications Act of 1934 by giving state and local zoning authorities jurisdiction over the construction, modification and placement of towers. The new law preserves local zoning authority but clarifies preemption of such authority by the FCC. The Telecom Act prohibits any action that would (i) discriminate between different providers of personal wireless services or (ii) ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecom Act requires the federal government to help licensees for wireless communication services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

      All telecommunication sites must comply with the National Environmental Policy Act of 1969 as well as OSHA and other federal environmental statutes. The FCC’s environmental rules place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the licensing of a particular tower site.

  Local Regulation

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

International Operations

      The development of the Company’s international operations will require the Company to obtain the necessary approvals and remain compliant with the applicable local regulations.

Research and Development

      The Company’s R&D group keeps pace with the rapidly changing technology developments in the wireless industry. Ongoing development of expertise in emerging technologies allows the Company to modify service offerings as well as create new services to meet client needs. Such services include 3G network design and dimensioning, engineering packet switched backbones, and design and testing of location based services (E911). The R&D group also provides strategic consulting to assist wireless data clients in issues such as business case planning, technology and vendor evaluation, CAPEX and OPEX evaluation and due diligence.

Risk Factors

  We depend on our professional staff

      The success of our business depends on our ability to attract, train and retain professional staff. Moreover, to achieve our present plans, we need to attract additional RF engineers and other system deployment professionals. There are a limited number of RF engineers, and many RF engineering companies and wireless network operators want to hire them. Intense competition for such personnel has at times made it difficult to recruit and retain qualified technical personnel to properly staff customer projects. In addition to recruitment difficulties, when staffing customer projects, the Company must (i) fully and properly train its employees to insure they are trained with respect to the customer’s technology requirements, (ii) deploy the employee to the customer’s project site which may require relocation and relocation expenses, and (iii) fully integrate the employee into the project. This training and deployment process requires time and resources. We may experience difficulties in, attracting, training, retaining and increasing our professional staff.

  We depend on key personnel

      Our success depends to a significant degree upon the contribution of our executive officers and other key personnel. With the exception of our Chief Executive Officer, none of our executive officers has an employment agreement with us, other than agreements terminable at will or that provide modest severance benefits. We may not be able to retain our key managerial and other key personnel or to attract suitable replacements or additional personnel if required.

  We experience significant fluctuations in our quarterly results and uncertainties relating to backlog

      Our quarterly revenues and operating results have varied considerably in the past and are likely to vary considerably from quarter to quarter in the future. Fluctuations in our revenues depend on a number of factors, some of which are beyond our control. These factors include, among others:

•	the timing of receipt of new licenses or financing by potential customers;

•	the length of sales cycles;

•	changes in pricing policy by us or our competitors;

•	the timing of contracts; and

•	customer budget changes.

      Even after contracts are entered into, the timing of delivery of services depends in part on our customer’s readiness to receive the services and the pace of the build-out of our customer’s network. The timing of build-

out in turn depends on many business decisions by our customer and provision of services and equipment by providers other than us. We generally establish our expenditure levels for other operating expenses based in large part on our expected future revenues. If revenues fall below our expectations, our operating results likely would be adversely affected.

  An increasing percentage of our revenue is contracted on a fixed price basis which could cause our quarterly results to fluctuate

      We use the percentage-of-completion method to recognize revenue on our fixed priced contracts. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. The portion of our revenue from fixed price contracts has grown significantly as a percentage of revenues. We are relatively inexperienced at estimating total project costs, particularly on a quarterly basis. To the extent that our estimates fluctuate over time or differ from actual requirements, gross margins in subsequent quarters may vary significantly from our estimates and could harm our business.

  Demand for telecommunications services may decrease

      The wireless telecommunications industry is undergoing significant changes that has reduced, and may continue to reduce, the demand for our services. Those changes include:

•	operators of mature wireless networks may use their own engineers instead of hiring us; and

•	equipment vendors may offer design services and financing bundled with their equipment.

      Operators of mature wireless networks may use their own engineers instead of hiring us. Over the last few years, operators of several mature wireless networks have reduced the amount of engineering services they buy from us and have been using their own engineers. We expect this trend to continue and to affect other types of wireless networks in the U.S. and internationally.

      Equipment vendors may offer design services and financing bundled with their equipment. Wireless network operators, particularly new operators and new licensees, depend increasingly on wireless telecommunications equipment vendors to supply and to finance entire wireless networks. Frequently, those vendors only make financing available for services or products that the vendors do not provide directly if they have the right to select the providers of those services and products, including RF engineering and network design.

  Fluctuations from our international operations may have an adverse result on our business

      Approximately 47% of our revenues for 1999 were generated outside of the United States, and we expect this segment of our business to increase as a percentage of our revenues. Selling services in foreign countries are subject to various risks inherent in international business activities. Risks include:

•	the general economic and political conditions in each country;

•	the effect of applicable foreign tax structures;

•	tariff and trade regulations;

•	difficulties in obtaining local business licenses;

•	management of a geographically diverse organization; and

•	difficulties in complying with a variety of foreign laws and regulations.

      In addition, changes in the regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators, affect the level and timing of the demand for our services and products.

      Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries. We try to address these issues at the onset of an agreement and establish proper reserves. In addition, when entering into agreements with foreign customers, many of those customers will not agree to US style payment terms or payment in US dollars.

  We face intense competition

      We face intense competition in the market for wireless network design and system deployment services. Many other companies offer these services, and we believe that the number of other independent firms providing these services to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors are also developing capabilities competitive with those we provide.

      Some of our competitors have greater resources than ours. Also, some of our competitors have been founded by or have recruited senior engineering executives from our current or potential customers and may have better relationships with those customers than we may be able to develop. The intense competition may continue to adversely affect our business.

  We depend on significant customers and large contracts

      We derived approximately 66% of our revenues from our ten largest customers in the year ended December 31, 1999. Although our major customers generally have differed from year to year as we complete work under existing contracts and begin providing services under new contracts, we depend on having large contracts from some customers each year to meet our expected revenues. We may not continue to receive large contracts from customers. In addition, our contracts typically have provisions that permit customers to terminate their contracts under various circumstances, which include our nonperformance or unsatisfactory performance. Customers under long-term contracts may attempt to cancel or renegotiate those contracts.

  Our lengthy sales cycles result in high costs for new business generation

      Purchases of our services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision as well as the risks faced by the customer if the services do not meet the customer’s particular needs. Therefore, large procurements of our services involve lengthy selling cycles, resulting in a relatively high cost of new business generation.

  We will depend on proprietary technology of others

      Following the sale of our Products Businesses, we do not own proprietary software and field test measurement equipment products used to perform RF engineering services. Instead, we will license these technologies from third parties pursuant to agreements which may not be perpetual in duration. While these products are available from multiple sources, the termination of one or more of these licenses, their renewal on terms materially less favorable to us or any other loss of the right to use such technologies (including loss of intellectual property rights by a licensor) could adversely affect our business.

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

  RF Investors’ voting control may result in the taking of certain unilateral actions

      RF Investors owns all of the outstanding shares of our Class B Common Stock, which represents 87% of the combined voting power of both classes of common stock. These shares may be sold without your participation in the sale. Accordingly, RF Investors, its parent company Telcom Ventures and its equity holders are able, without your approval, to control our management and operations and the outcome of virtually all matter submitted for a stockholder vote.

      RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock (41% of the total outstanding shares of Class A Common Stock on March 23, 2000) to influence the outcome of any vote on which the holders of Class A Common Stock are entitled to vote together as a class.

      Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly own 75% of Telcom Ventures, are directors or executive officers. Gregory Ledford, a designee of the Carlyle Investors, 25% owners of Telcom Ventures, is also one of our directors.

      The Telcom Ventures and RF Investors limited liability company agreements provide that, for as long as the Carlyle Investors collectively owns at least 5% of the total membership interests of Telcom Ventures, Telcom Ventures and RF Investors must vote their stock in us:

•	to elect as our directors up to two persons recommended by the Carlyle Investors, upon the request of the Carlyle Investors; and

•	not to take any of the following actions without the consent of the Carlyle Investors:

(a)	approve any amendment to our certificate of incorporation or bylaws;

(b)	approve our incurrence of any debt (or the granting of security relating to the incurrence of debt) if as a result of the debt incurrence, our debt to equity ratio exceeds 6:1 or, if as a result of the debt incurrence, our total outstanding debt exceeds $50 million plus or minus, as the case may be, our cumulative net income or our net losses after January 1994;

(c)	approve any new affiliated party transactions between us and RF Investors, Telcom Ventures or the Singh family in excess of $150,000 or modifications to existing transactions, subject to certain limited exceptions;

(d)	approve the appointment as our independent accountants of a firm other than one of the “big five” accounting firms; or

(e)	approve certain events relating to our bankruptcy or insolvency.

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

  Our relationship with Telcom Ventures may result in potential conflicts of interest

      Telcom Ventures, RF Investors’ parent company, is principally engaged in making investments in wireless system operators and emerging wireless and internet technologies. Directors of Telcom Ventures and its subsidiaries who are also our directors or officers have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also our directors and officers may be subject to conflicts of interest in transactions concerning us.

      We have entered, and will enter, into arrangements with Telcom Ventures and certain of Telcom Ventures’ subsidiaries which provide for transactions and relationships between the parties or which otherwise affect us. Our company, RF Investors, Telcom Ventures, and the Telcom Ventures owners (the Singh family (including companies they own) and the Carlyle Investors) have entered into an intercompany agreement, by which, among other things, (i) the Singh Family group is limited in its ability to compete with us in our traditional lines of business and (ii) Telcom Ventures is limited in its ability to invest in entities whose primary business is to compete with us in our traditional lines of business, in each case until the earlier of

(i) the date on which those owners no longer possess 51% or more of the outstanding voting power of our company or (ii) the occurrence of certain termination events specified in the intercompany agreement.

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

Employees

      As of December 31, 1999, the Company employed approximately 570 full-time employees. The Company believes that relations with its employees are good. None of its employees is part of any collective bargaining unit. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

Item 2.  Properties

      As of December 31, 1999 the Company had leased approximately 155,000 square feet of office space in McLean, Virginia pursuant to a lease entered into in May 1996, with an initial annual rent of approximately $2.9 million. The term of this lease is ten years, with two five-year renewal options. The company subleases approximately 58% of this space to third parties. The Company entered into another lease in May 1996, for approximately 10,000 square feet of office space in McLean, Virginia, with an initial annual rent of approximately $153,700. The term of this lease is five years with three five-year renewal options. In January 1997 and June 1998 the Company signed amendments to the lease to expand into additional office space, bringing the total space leased at this property to approximately 35,500 square feet, with an annualized rent in 1998 of approximately $600,900. In February 1999, the Company agreed to return approximately 6000 square feet of leased space to the landlord, bringing the total space leased to approximately 29,500 square feet, with an annualized rent in 1999 of approximately $504,000. The Company has occupied a portion of the overall space at this location since May 1996 and since October 1997 has subleased additional portions thereof to other tenants. During December 1998, the Company entered into a lease for approximately 2,000 square feet in London, England with an approximate initial annual rent of $100,000. In July 1999, the Company leased approximately 1,400 square feet in Pittsburgh, Pennsylvania with an initial annual rent of approximately $18,000. In August 1999, the Company entered into a lease of approximately 1,500 square feet with an initial annual rent of approximately $14,400 in Boston, Massachusetts. During September 1999, the Company leased approximately 4,600 square feet in Chicago, Illinois with an annual rent of approximately $84,000. In October 1999, the Company entered into a lease for approximately 1,400 square feet in Seattle, Washington with an initial annual rent of approximately $16,800. The Company entered into another lease in October 1999 in Los Angeles, California for approximately 12,000 square feet with an initial annual rent of approximately $131,000. During November 1999, the Company entered into a lease in New York, New York for approximately 6,700 square feet with an initial annual rent of approximately $140,400. Also, during November 1999, the Company entered into another lease in Philadelphia, Pennsylvania for approximately 1,000 square feet with an initial annual rent of approximately $17,000. In December 1999, the Company entered into a lease in Atlanta, Georgia for approximately 3,500 square feet with an initial annual rent of approximately $43,000. The Company believes that its facilities will be adequate for its needs for the foreseeable future.

Item 3.  Legal Proceedings

      The Company is party to various non-material legal proceeding and claims incidental to its business.

      Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. In connection with the sale of the Company towers to Pinnacle Towers, Inc., the parties settled all pending litigation, and all claims were dismissed with prejudice on March 7, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      Since completion of the Offering in September 1996, the Class A Common Stock has been quoted on the Nasdaq National Market under the trading symbol “LCCI.” As of March 23, 2000, there were 127 stockholders of record of the Class A Common Stock and, in excess of 3,000 beneficial holders thereof, and two stockholders of record of the Class B Common Stock. The following table summarizes the high and low closing sale prices of the Class A Common Stock by fiscal quarter for 1998 and 1999 as reported on the Nasdaq National Market:

Quarter Ended:	1998

March 31.	$8.063 to $20.625

June 30.	$14.625 to $22.50

September 30.	$4.75 to $17.25

December 31.	$3.00 to $4.8125

Quarter Ended:	1999

March 31.	$3.781 to $6.00

June 30.	$3.50 to $5.969

September 30.	$4.188 to $7.813

December 31.	$5.50 to $19.938

      The Company has never paid any cash dividends on Common Stock and the Company does not anticipate paying dividends on the Common Stock, cash or otherwise, in the foreseeable future. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

      Set forth below are (i) selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1999, which have been derived from the Company’s audited Consolidated Financial Statements and (ii) unaudited pro forma net income (loss) and net income (loss) per share data prepared as if the Company was treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1995. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and the Consolidated Financial Statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.

	Years Ended December 31,

	1995(2)	1996(2)	1997(2)	1998(2)	1999

	(in thousands, except per share data)

Revenues:

Service	$64,016	$93,156	$91,289	$86,328	$73,289

Tower ownership and management	—	—	—	860	2,504

Total revenues	64,016	93,156	91,289	87,188	75,793

Cost of revenues:

Service	45,682	61,581	62,263	66,238	53,080

Tower ownership and management	—	—	—	521	1,176

Total cost of revenues	45,682	61,581	62,263	66,759	54,256

Gross profit	18,334	31,575	29,026	20,429	21,537

Operating expenses:

Sales and marketing	446	1,200	2,466	3,843	5,464

General and administrative	7,139	13,030	18,314	22,063	18,128

Special charge (credit)	—	28,920	(3,894)	—	—

Restructuring charge	—	—	—	1,256	—

Non-cash compensation	4,362	6,831	514	362	(12)

Depreciation and amortization	2,003	2,330	3.410	2,409	3,628

Total operating expenses	13,950	52,311	20,810	29,933	27,208

Operating income (loss)	4,384	(20,736)	8,216	(9,504)	(5,671)

Other income (expense)

Interest, net	(2,193)	(2,125)	(2,553)	(1,397)	(1,827)

Other	1,027	2,385	1,275	(618)	(1,391)

Total other income (expense)	(1,166)	260	(1,278)	(2,015)	(3,218)

Income (loss)from continuing operations before income taxes	3,218	(20,476)	6,938	(11,519)	(8,889)

Provision (benefit) for income taxes	(1,283)	(8,745)	1,548	(4,561)	(2,677)

Income (loss) from continuing operations	1,935	(11,731)	5,390	(6,958)	(6,212)

Income (loss) from discontinued operations net of tax provision (benefit)	2,805	447	2,185	(17,785)	—

Gain on disposal of discontinued operations net of tax provision	—	—	—	—	803

Net income (loss)	$4,740	$(11,284)	$7,575	$(24,743)	$(5,409)

Income (loss) per share:

Continuing operations:

Basic			$0.37	$(0.45)	$(0.36)

Diluted			$0.34	$(0.45)	$(0.36)

Discontinued operations:

Basic			$0.15	$(1.15)	$0.05

Diluted			$0.14	$(1.15)	$0.05

	Years Ended December 31,

	1995(2)	1996(2)		1997(2)	1998(2)	1999

	(in thousands, except per share data)

Net income (loss) per share:

Basic				$0.51	$(1.60)	$(0.31)

Diluted				$0.47	$(1.60)	$(0.31)

Unaudited Pro Forma Data:

Pro forma income (loss) from continuing operations	$1,931(1)	$(18,693	)(1)

Pro forma income (loss) from discontinued operations	$2,798(1)	$(2,076	)(1)

Pro forma net income (loss)	$4,729(1)	$(20,769	)(1)

Pro forma income (loss) per share:

Continuing operations:

Basic	$0.17	$(1.53)

Diluted	$0.19	$(1.53)

Discontinued operations:

Basic	$0.25	$(0.17)

Diluted	$0.20	$(0.17)

Pro forma net income (loss)

Basic	$0.42(1)	$(1.70	)(1)

Diluted	$0.39(1)	$(1.70	)(1)

Consolidated Balance Sheet Data (at year-end):

Working capital	$22,808	$49,840		$59,155	$14,471	$(8,039)

Intangibles, net	—	354		368	572	430

Total assets	55,325	89,363		95,420	84,204	82,868

Long term obligations	28,627	50,807		50,210	50,115	1,006

Equity (deficit)	(244)	8,477		20,202	229	42,426

(1)	Unaudited pro forma net income (loss) has been adjusted to reflect the pro forma effects as if the Company was a Subchapter C Corporation in 1995. Unaudited pro forma net income (loss) is net of a provision (benefit) for income taxes at an assumed effective income tax rate of 40%. The total amount of the pro forma provision (benefit) for income taxes was $3,153,000 and ($1,886,000) for the years ended December 31, 1995 and 1996, respectively. Weighted average shares used in the computation of pro forma net income per share was as follows:

	Basic	Diluted

1995	11,364	14,205

1996	12,211	12,211

(2)	In March 1999, the Company’s Board of Directors adopted a Plan to dispose of the operations comprising its hardware and software segments (see note 3 to the Consolidated Financial Statements) which were sold to Ericsson Radio Systems AB in October 1999. Prior year balances have been restated to reflect these segments as discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

      The Company is one of the world’s largest independent providers of Radio Frequency (“RF”) engineering and program management services to the wireless telecommunications industry. In 1996 the Company entered the tower ownership and management business which consists of acquiring, developing and managing telecommunications towers. The telecommunication towers were sold in March 2000, and the Company repositioned this operation to provide tower site audit, operations and management services.

      The Company’s revenues are generated through contracts for RF engineering and system deployment services, and lease revenue from its tower ownership and management business. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides system deployment program management services on a time and materials or fixed price basis. The Company’s revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites.

      In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its software and hardware segments (the “Products Businesses”). Software products develops software and data which support the design and operation of wireless communications systems. Hardware products are used in the implementation, testing and maintenance of wireless communications systems. The Company engaged an investment banking firm to assist in the marketing and sale of these segments. The sale of the product segments was completed in October 1999.

      Service revenues consist of revenues from engineering design services and system deployment services. Tower ownership and management revenues consist of lease revenue from the leasing of space on telecommunications towers to wireless communication carriers. The leases generally have initial terms of 5 to 11 years and generally include multiple options to renew upon similar terms at the option of the lessee. In general, the lease terms include periodic adjustments to base rent. The Company derives a significant portion of its total revenues from its international customers. To date, its tower ownership and management revenues have come exclusively from the leasing of RF transmission towers in the United States.

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

      To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design, system deployment and tower operations and management services.

Results of Operations

  Continuing Operations

      The following table sets forth certain items as a percentage of revenues from the Company’s audited consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999. The table and discussion which follows provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Years Ended December 31,

	1997	1998	1999

Revenues:

Service	100.0%	99.0%	96.7%

Tower ownership and management	—	1.0	3.3

Total revenues	100.0	100.0	100.0

Cost of revenues	68.2	76.6	71.6

Gross profit	31.8	23.4	28.4

Operating expenses:

Sales and marketing	2.7	4.4	7.2

General and administrative	20.1	25.3	23.9

Special credit	(4.3)	—	—

Restructuring charge	—	1.4	—

Non-cash compensation	0.6	0.4	—

Depreciation and amortization	3.7	2.8	4.8

Total operating expenses	22.8	34.3	35.9

Operating income (loss)	9.0	(10.9)	(7.5)

Other income (expense):

Interest income	0.8	1.0	0.4

Interest expense	(3.6)	(2.6)	(2.8)

Other	1.4	(0.7)	(1.8)

Total other income (expense)	(1.4)	(2.3)	(4.2)

Income (loss) from continuing operations before income taxes	7.6	(13.2)	(11.7)

Provision (benefit) for income taxes	1.7	(5.2)	(3.5)

Income (loss) from continuing operations	5.9%	(8.0)%	(8.2)%

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Revenues for the twelve months ended December 31, 1999 were $75.8 million compared to $87.2 million for the prior year, a decrease of $11.4 million or 13.1%. The 1999 revenue decline reflects the slowdown in contract awards in late 1998 for new network deployment contracts. The 1998 revenue remained high as several large contracts were completed from existing backlog. Engineering and design services revenue constituted $13.0 million of the revenue decline, with $10.8 million (83%) of this decline attributable to the softened market conditions in Asia Pacific and Brazil. The decline in service revenue was offset by other revenue growth, included in tower ownership and management revenues, of $1.6 million.

      Cost of Revenues. Cost of revenues for the twelve months ended December 31, 1999 was $54.3 million compared to $66.8 million for the prior year, a decrease of $12.5 million or 18.7%. As a percentage of total revenues, cost of revenues was 71.6% and 76.6% for 1999 and 1998, respectively. The 1998 contract costs contained a large amount of non-billable expenditures making cost of revenue as a percent of revenue significantly higher in 1998 than 1999.

      Gross Profit. Gross profit for the twelve months ended December 31, 1999 was $21.5 million compared to $20.4 million for the prior year, an increase of $1.1 million or 5.4%. As a percentage of total revenues, gross profit was 28.4% and 23.4% for 1999 and 1998, respectively. Gross profit was significantly higher in 1999, due to reductions on non-billable expenditures, including an increase in utilization of professional staff.

      Sales and Marketing. Sales and marketing expenses were $5.5 million for the twelve months ended December 31, 1999 compared to $3.8 million for the prior year, an increase of $1.7 million. The increase is due primarily to business development efforts related to the Company’s Europe/ Middle East/ Africa regional office.

      General and Administrative. General and administrative expenses were $18.1 million for the twelve months ended December 31, 1999 compared to $22.0 million for the prior year, a decrease of $3.9 million or 17.8%. General and administrative expenditures in 1998 were unusually high, driven by a large increase in the allowance for doubtful accounts of approximately $2.0 million, largely attributed to the Company’s Asia-Pacific customers and costs associated with the growth of the Company’s tower ownership and management business, which declined approximately $1.0 million in 1999.

      Restructure Charge. In October 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million. The restructure charge contained $1.3 million relative to the Company’s discontinued operations and $1.2 million relative to the continuing operations. Approximately $0.3 million of these revenues were not required in 1999 and were recovered.

      Depreciation and Amortization. Depreciation and amortization expense was $3.6 million for the twelve months ended December 31, 1999 compared to $2.4 million for the prior year, an increase of $1.2 million or 50.6%. The increased depreciation is largely related to the Company’s tower ownership and management business, reflecting the increased number of towers that are constructed and placed-in-service. The company completed construction of 169 microcell towers as of December 31, 1999 compared to 65 as of December 31, 1998.

      Interest Expense. Interest expense was $2.2 million for the twelve months ended December 31, 1999 compared to $2.3 million for the prior year, a decrease of $ 0.1 million or 6.1%. Interest expense was reduced $1.0 million attributable to MCI Worldcom converting its $50.0 million convertible note into equity on July 27, 1999. This savings was offset by increased borrowings under the Company’s credit facility with Chase during the twelve months as well as interest associated with the $5.0 million convertible promissory note with Telcom Ventures.

      Other Income (Expense). Other expense was $1.4 million for the twelve months ended December 31, 1999 compared to $0.6 million for the prior year, an increase of $0.8 million. The increase is due primarily to foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin American operations. The majority of the losses were from the Company’s Brazilian operations as a result of the devaluation of the Brazilian Real in the first quarter of 1999.

      Benefit for Income Taxes. The benefit for income taxes was $2.7 million for the twelve months ended December 31, 1999 compared to a benefit of $4.6 million for the prior year, a reduction of $1.9 million. The benefit for income taxes was recorded for the twelve months ended December 31, 1999 using an effective tax rate of 30.1%, compared to 39.6% in 1998. The difference in the effective tax rate reflects both a valuation reserve for tax benefits related to the losses from foreign operations and a permanent difference arising from the deductibility of interest expense from the MCI Worldcom convertible note. The decreased tax benefit in 1999 is attributable to the decrease in loss from continuing operations and the difference in the effective tax rates.

      Loss from Continuing Operations. The loss from continuing operations was $6.2 million for the twelve months ended December 31, 1999 compared to $7.0 million for the prior year, a reduction of $0.8 million. The largest reduction in loss was driven by the decline of operating expenses of $2.7 million, primarily general and administrative expenses. Offsetting the increase in pre-tax earnings was a reduction of tax benefit of $1.9 million.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Revenues for 1998 were $87.2 million compared to $91.3 million for 1997, a decrease of $4.1 million or 4.5%. The decrease is primarily the result of a $13.8 million or 16.9% decrease in engineering design services revenue offset by a $8.8 million or 91.3% increase in program management services revenue and a $0.9 million increase in tower ownership and management revenue. The decrease in engineering design services revenue is primarily due to a decrease in billable hours between years as a result of increased competition, a slowdown in network deployment in the United States and a lack of effective sales and marketing efforts. North American and Asian revenue decreased, but were partially offset by increases in Europe and Latin America. The increase in Latin America is the result of new system deployment and the increase in Europe is the result of an increased Company presence in the region. The decrease in program management services revenues is primarily a result of ceasing all work from Pocket and NextWave during the first quarter of 1997 as well as an increased volume of work in Latin America in 1998.

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

      Sales and Marketing. Sales and marketing expenses were $3.8 million, compared to $2.5 million for the prior year, an increase of $1.3 million or 55.8%. The increase was due primarily to increased business development costs year over year as a result of the continued regionalization of the Company’s business on a world wide basis.

      General and Administrative. General and administrative expenses were $22.1 million compared to $18.3 million for the prior year, an increase of $3.8 million or 20.5%. The increase was primarily due to costs associated with the growth of the Company’s tower ownership and management business ($2.2 million), unsuccessful merger & acquisition activities, including the Company’s proposed exchange of its hardware products business, and costs related to the office of the former Chief Executive of the Company and related changes thereto during 1998.

      Special (credit). During September 1997, the Company recognized an approximate $3.9 million recovery of the special charge recorded in December 1996 related to Pocket Communications, Inc. and NextWave Telecom, Inc.

      Restructuring Charge. In October 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to continuing operations. The restructuring charge included $0.1 million related to the Company’s services business, $1.1 million related to corporate general and administrative expenses, and $1.3 million related to the Company’s products businesses. The charge was taken to cover the one-time costs associated with the closure of the Company’s office in Dusseldorf, Germany, a reduction of approximately 70 non-billable full and part-time employees and the termination of approximately 30 contractors.

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

      Interest Income. Interest income was $0.9 million for 1998 compared to $0.7 million for the prior year, an increase of $0.2 million or 22.0%. The increase is due primarily to earnings on funds held by the Company’s overseas operations, offset by a decrease in earnings on funds held domestically.

      Interest Expense. Interest expense was $2.3 million for 1998 compared to $3.3 million for the prior year, a decrease of $1.0 million or 30.2%. The decrease is due primarily to a reduction in interest rates on the MCI convertible subordinated debt. On October 23, 1997, the Company announced that it had agreed with MCI to defer the Company’s option to convert the notes in 1997. As part of the agreement, interest payable under the notes was reduced from 6.8% to 4.4% per annum.

      Other Income (Expense). Other income (expense) was $(0.6) million for 1998 compared to other income of $1.2 million for the prior year. The decrease is due primarily to foreign currency transaction losses in 1998, the expiration of the 24-month distribution rights arrangement granted with the sale of the Company’s 50.0% interest in Telemate S.A. in January 1996 and a reduction in income recognized from the Company’s 33.3% joint venture with KTS. In July 1998, the Company acquired the remaining 66.7% membership interest in KTS, bringing its total membership interest to 100.0%.

      Provision (Benefit) for Income Taxes. The (benefit) for income taxes was $(4.6) million for 1998 compared to a provision of $1.5 million for the prior year. The benefit for income taxes was recorded in 1998 using a consolidated effective income tax rate of approximately 39.6%. The provision for income taxes was recorded in 1997 based on a consolidated effective income tax rate of approximately 22.3%. The reduced rate in 1997 is a result of a reduction in valuation reserves previously established as it was determined that the reserve was no longer required.

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

Discontinued Operations

      In March 1999, the Company’s Board of Directors adopted a plan to discontinue the operations comprising its products businesses. Included in the assets of discontinued operations was a loss of $8.9 million on 1999 discontinued operations revenue of $19.5 million. On October 22, 1999, the Company closed on the sale of the products businesses for $22.3 million. The gain on disposal in 1999 was $0.8 million, which was net of the loss from discontinued operations and includes $1.9 million of certain accounts receivable to be remitted to the Company upon collection. (see note 3 to the Consolidated Financial Statements).

      Product revenues for 1998 were $33.8 million compared to $64.0 million for 1997, a decrease of $30.2 million or 47.2%. The decrease is primarily a result of customer spending constraints due to cost cutting measures in the face of increased competition, the continued economic downturn in the Asia-Pacific region and softness in the U.S. domestic market. In addition, release of the Company’s next generation network propagation modeling tool has been delayed resulting in a significant reduction in software sales. Product gross profit was $11.4 million compared to $32.4 million for the prior year, a decrease of $21.0 million or 64.8%. The decrease in gross profit is due primarily to the decrease in volume between years. Operating losses were $24.8 million compared to income of $6.0 million in the prior year, a decrease of $30.8 million. The decrease was due primarily to the shortfall in revenue discussed above as well as a write-off of software development costs. The loss from discontinued operations was $17.8 million in 1998 compared to income of $2.2 million in 1997.

Liquidity and Capital Resources

      Cash and cash equivalents were $2.0 million and $4.2 million at December 31, 1999 and 1998, respectively. Net cash used from operations was $4.2 million and $8.9 million for the twelve months ended December 31, 1999 and 1998. Cash used from operations was primarily attributed to the loss from continuing operations of $6.2 million and $7.0 million in each of the respective years. Net cash used in investing activities was $10.0 million and $7.9 million in 1999 and 1998, respectively. The largest use of funds from investment activities is increases in property and equipment of $17.1 million and $16.7 million, in 1999 and 1998, the largest component of which is construction of telecommunications towers. Approximately, $15.2 million in 1999 and $14.9 million in 1998 was spent on telecommunications towers. The investment in property and equipment was offset by investment proceeds of $8.2 million from the sale of assets from discontinued operations in 1999 and from security sales of $8.5 million in 1998. Net cash provided by financing activities was $14.6 million and $4.2 million in 1999 and 1998, respectively. Financing activity was largely derived from the Company’s line of credit in 1999 of $9.5 million and from the exercise of stock options and from the issuance of shares under the Company’s Employee Stock Purchase Plan of $4.2 million and $3.4 million in 1999 and 1998, respectively.

      Working capital was $(8.0) million at December 31, 1999, compared to $14.5 million at December 31, 1998, a decrease of $22.5 million. The decrease in working capital was primarily a result of losses from continuing operations ($5.3 million pre-tax and excluding depreciation and amortization) and funds used to build telecommunications towers. Capitalized cost resulting from telecommunications tower development was $15.2 million during 1999. During 1999 the Company’s working capital requirements were provided from cash proceeds from the sale of its discontinued products business as well as borrowings under the Company’s credit facility. During 1999, the Company maintained a credit facility with the Chase Manhattan Bank, as Administrative Agent (“Chase”). This credit facility consisted of a revolving loan and letter of credit facility in the aggregate not to exceed $18.0 million for the Company. Approximately $4.5 million was outstanding under the Credit Facility at December 31, 1999. On March 3, 2000 the Company completed the initial closing of the sale of its telecommunications tower portfolio to Pinnacle Towers, Inc. (see note 21 to the Consolidated Financial Statements). The Company used the proceeds from this transaction to repay all of its obligations under its credit facility. The credit facility was terminated and all of the lender’s liens and security interests in the Company’s assets were released.

      Several events have significantly improved the Company’s liquidity. In July 1999, the Company received notice of conversion from MCI Worldcom of its convertible subordinated notes in the principal amount of $50.0 million. In August 1999, the Company received notice of conversion from Telcom Ventures of its convertible subordinated note in the principal amount of $5 million. In October 1999, the Company sold its discontinued products operations, which reduced the Company’s borrowings and disposed of an unprofitable operation. Lastly, the proceeds from the sale of the Company’s tower portfolio in March 2000, has eliminated the Company’s debt and has provided sufficient working capital for the next year.

Foreign Currency

      During the two month period ended February 28, 1999, the Company recognized total foreign currency transaction losses of approximately $2.1 million related to its Latin American operations. The majority of the losses were from the Company’s 1998 Brazilian operations as a result of the devaluation of the Real in 1999. The Company is in the process of exploring its options to limit any future exposure from further exchange rate fluctuations.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

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

      The Company undertook a program to address the Year 2000 Issue with respect to the following: (i) the Company’s information technology and operating systems; (ii) the Company’s non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of the Company’s major vendors and material service providers (insofar as they relate to the Company’s business activities with such parties); and (iv) the Company’s material clients (insofar as the Year 2000 Issue relates to the Company’s ability to provide services to such clients).

      No public infrastructure problems or any problems with respect to any of the areas listed in the previous paragraph were encountered during the rollover to the year 2000. After extensive system verification and testing, the Company’s systems are operating normally. The Company is not aware of any significant issues related to the Year 2000 Issue.

      The Company continues to monitor the status of its operations, major vendors, material service providers and material clients to ensure that no significant business interruptions occur.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

LCC International, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the “Company”) as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Washington, D.C.

February 7, 2000, except for notes 16 and 21
which are as of March 7, 2000

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1997, 1998, 1999

(In thousands, except per share data)

	1997	1998	1999

Revenues (notes 5 and 7):

Service	$91,289	$86,328	$73,289

Tower ownership and management	—	860	2,504

Total revenues	91,289	87,188	75,793

Cost of revenues:

Service	62,263	66,238	53,080

Tower ownership and management	—	521	1,176

Total cost of revenues	62,263	66,759	54,256

Gross profit	29,026	20,429	21,537

Operating expenses:

Sales and marketing	2,466	3,843	5,464

General and administrative	18,314	22,063	18,128

Special credit (note 7)	(3,894)	—	—

Restructuring charge (note 8)	—	1,256	—

Non-cash compensation (note 14)	514	362	(12)

Depreciation and amortization	3,410	2,409	3,628

Total operating expenses	20,810	29,933	27,208

Operating income (loss)	8,216	(9,504)	(5,671)

Other income (expense):

Interest income	736	898	327

Interest expense	(3,289)	(2,295)	(2,154)

Other	1,275	(618)	(1,391)

Total other income (expense)	(1,278)	(2,015)	(3,218)

Income (loss) from continuing operations before income taxes	6,938	(11,519)	(8,889)

Provision (benefit) for income taxes (note 10)	1,548	(4,561)	(2,677)

Income (loss) from continuing operations	5,390	(6,958)	(6,212)

Discontinued Operations (note 3):

Income (loss) from discontinued operations net of tax	2,185	(17,785)	—

Gain on disposal of discontinued operations, including operating losses during phase out period of $8,866 (net of tax expense of $346)	—	—	803

Net income (loss)	$7,575	$(24,743)	$(5,409)

Net income (loss) per share:
Continuing Operations

Basic	$0.37	$(0.45)	$(0.36)

Diluted	$0.34	$(0.45)	$(0.36)

Discontinued Operations

Basic	$0.15	$(1.15)	$0.05

Diluted	$0.14	$(1.15)	$0.05

Net income (loss) per share:

Basic	$0.51	$(1.60)	$(0.31)

Diluted	$0.47	$(1.60)	$(0.31)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,

	1998	1999

ASSETS:

Current assets:

Cash and cash equivalents (note 4)	$4,240	$1,951

Short-term investments (note 2)	113	86
Receivables, net of allowance for doubtful accounts of $10,453, and $7,860 at December 31, 1998 and 1999, respectively

Trade accounts receivable (note 7)	13,028	15,052

Due from related parties and affiliates (note 5)	611	836

Unbilled receivables (note 7)	6,078	5,187

Deferred income taxes, net (note 10)	12,050	5,083

Prepaid expenses and other current assets	3,072	3,202

Net assets of discontinued operations (note 3)	9,139	—

Total current assets	48,331	31,397

Property and equipment, net (note 6)	22,132	37,762

Deferred income taxes, net (note 10)	12,705	11,562

Other assets (notes 9)	1,036	2,147

	$84,204	$82,868

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Line of credit	$—	$4,535

Accounts payable	4,637	4,565

Accrued expenses (note 7)	8,153	7,567

Accrued employee compensation and benefits	9,702	13,516

Deferred revenue	277	780

Income taxes payable (note 10)	7,894	5,844

Other current liabilities (note 8)	3,197	2,629

Total current liabilities	33,860	39,436

Convertible subordinated debt (note 12)	50,000	—

Other liabilities	115	1,006

Total liabilities	83,975	40,442

Commitments and contingencies (notes 1, 9, 11, 14, 15 and 16)

Shareholders’ Equity:

Preferred Stock:

10,000 shares authorized; -0- shares issued and outstanding	—	—

Class A common stock; $.01 par value:

70,000 shares authorized; 7,180 shares and 11,630 shares issued and outstanding at December 31, 1998 and 1999, respectively	72	116

Class B common stock; $.01 par value:

20,000 shares authorized; 8,461 shares issued and outstanding at December 31, 1998 and 1999.	85	85

Paid-in capital	37,130	85,846

Accumulated deficit	(33,590)	(38,999)

Notes receivable from shareholders (note 5)	(2,100)	(3,025)

Subtotal	1,597	44,023

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,368)	(1,597)

Total shareholders’ equity	229	42,426

	$84,204	$82,868

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 1997, 1998 and 1999

(In thousands)

							Accumulated
							Other
		Common Stock			Comprehensive		Comprehensive
	Preferred			Paid-in	Income	Accumulated	Income
	Stock	Class A	Class B	Capital	(Loss)	Deficit	(Loss)

Balances at December 31, 1996.	—	$61	$85	$28,353		$(16,422)	$(100)

Payment from shareholder	—	—	—	261		—	—

Exercise/issuance of stock options	—	5	—	4,148		—	—

Issuance of common stock	—	—	—	448		—	—

Net income	—	—	—	—	$7,575	7,575	—

Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(1,412)	—	(1,412)

Comprehensive loss	—	—	—	—	$6,163	—	—

Balances at December 31, 1997.	—	66	85	33,210		(8,847)	(1,512)

Payment from shareholder	—	—	—	209		—	—

Exercise/issuance of stock options	—	4	—	3,012		—	—

Issuance of common stock	—	2	—	699		—	—

Net (loss)	—	—	—	—	$(24,743)	(24,743)	—

Other comprehensive income — foreign currency translation adjustments	—	—	—	—	144	—	144

Comprehensive loss	—	—	—	—	$(24,599)	—	—

Balances at December 31, 1998.	—	72	85	37,130		(33,590)	(1,368)

Payment from shareholder	—	—	—	164		—	—

Loan to shareholder	—	—	—	—		—	—

Conversion of debt	—	37	—	46,484		—	—

Exercise/issuance of stock options	—	7	—	1,833		—	—

Issuance of common stock	—	—	—	235		—	—

Net (loss)	—	—	—	—	$(5,409)	(5,409)	—

Other comprehensive income — foreign currency translation adjustments	—	—	—	—	(229)	—	(229)

Comprehensive loss	—	—	—	—	$(5,638)	—	—

Balances at December 31, 1999.	—	$116	$85	$85,846		$(38,999)	$(1,597)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes
	Receivable
	from
	Shareholders
	(note 5)	Total

Balances at December 31, 1996.	$(3,500)	$8,477

Payment from shareholder	700	961

Exercise/issuance of stock options	—	4,153

Issuance of common stock	—	448

Net income	—	7,575

Other comprehensive loss — foreign currency translation adjustments	—	(1,412)

Comprehensive loss	—	—

Balances at December 31, 1997.	(2,800)	20,202

Payment from shareholder	700	909

Exercise/issuance of stock options	—	3,016

Issuance of common stock	—	701

Net (loss)	—	(24,743)

Other comprehensive income — foreign currency translation adjustments	—	144

Comprehensive loss	—	—

Balances at December 31, 1998.	(2,100)	229

Payment from shareholder	700	864

Loan to shareholder	(1,625)	(1,625)

Conversion of debt	—	46,521

Exercise/issuance of stock options	—	1,840

Issuance of common stock	—	235

Net (loss)	—	(5,409)

Other comprehensive income — foreign currency translation adjustments	—	(229)

Comprehensive loss	—	—

Balances at December 31, 1999.	$(3,025)	$42,426

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1997, 1998, and 1999

(In thousands)

	1997	1998	1999

Cash flows from operating activities:

Income (loss) from continuing operations	$5,390	$(6,958)	$(6,212)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization	3,410	2,409	3,628

Provision for doubtful accounts	3,206	2,047	—

Non-cash compensation	514	362	(12)

Special credit	(3,894)	—

Loss from investments in joint ventures, net	350	267	—

Gain on sale of discontinued operations	—	—	803

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(643)	(869)	(1,527)

Accounts payable and accrued expenses	(6,953)	7,426	3,396

Other current assets and liabilities	10,513	(2,780)	5,395

Other noncurrent assets and liabilities	528	(10,796)	(9,639)

Net cash (used in) provided by operating activities	12,421	(8,892)	(4,168)

Cash flows from investing activities:

Proceeds from sales of investment securities	—	8,506	27

Purchase of investment securities	(1,685)	—	—

Purchases of property and equipment	(6,684)	(16,735)	(17,100)

Investment in joint ventures	—	289	(1,100)

Disposal of discontinued operations, net	—	—	8,164

Net cash used in investing activities	(8,369)	(7,940)	(10,009)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	448	701	235

Proceeds from exercise of options	3,573	2,655	4,006

Proceeds from line of credit/note	—	—	32,961

Payments on line of credit/note	—	—	(23,426)

Repayment of loan to shareholder	961	909	864

Net cash provided by financing activities	4,982	4,265	14,640

Net increase (decrease) in cash and cash equivalents — continuing operations	9,034	(12,567)	463

Net (decrease) increase in cash and cash equivalents — discontinued operations	(7,469)	1,929	(2,752)

Net increase (decrease) in cash and cash equivalents	1,565	(10,638)	(2,289)

Cash and cash equivalents at beginning of period	13,313	14,878	4,240

Cash and cash equivalents at end of period	$14,878	$4,240	$1,951

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$3,286	$2,250	$2,154

Income taxes	1,317	1,995	3,540

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years ended December 31, 1997, 1998, and 1999

(In thousands)

      Supplemental disclosures of non-cash investing and financing activities:

In July 1999, the Company issued approximately 2.8 million shares of Class A Common Stock to MCI/ Worldcom in exchange for its 4.4% convertible subordinated notes. As a result, both long-term debt and long-term deferred tax assets were reduced by $50.0 million and $12.6 million, respectively, and shareholders’ equity increased $37.4 million.

In August 1999, the Company issued approximately 0.9 million shares of Class A Common Stock to Telcom Ventures in exchange for its 9.0% convertible notes payable. As a result, current debt was reduced by $5.0 million, accrued interest $0.2 million, and shareholders’ equity increased $5.2 million.

In December 1999, the Company issued approximately 0.108 million shares of Class A Common Stock in exchange for a $1.625 million note receivable from the Company’s President and Chief Executive Officer. As a result, common stock and paid-in capital increased, offset by an increase in notes receivable from shareholders.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1997, 1998 and 1999

(1) Description of Operations

      LCC International, Inc. and subsidiaries (also referred to herein as the “Company”) is a leading provider of end to end services relating to the design, engineering, deployment and operation of wireless communications systems.

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

(2) Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

      Cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

Short-Term Investments

      Short-term investments consist primarily of municipal bonds with maturity dates of more than three months from the date of acquisition. The portfolio of municipal bonds held by the Company has been classified based on management’s intentions as to future investment activity. Such investments are not intended to be held to maturity and are classified as “available for sale” and carried at market value with temporary unrealized gains (losses) charged directly to shareholders’ equity. At December 31, 1999 and 1998, the market value of the municipal bonds held by the Company approximated its cost. Other short-term investments are carried at cost plus accrued interest which approximates their market value. All short-term investments have maturity dates of one year or less.

Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 1998 and 1999:

	1998	1999

	(In thousands)

Latin America	$3,887	$1,086

Europe	4,776	5,412

Middle East	29	2,245

Asia-Pacific	1,675	583

      The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments (see notes  7 and  18).

      Revenues generated from one customer were approximately $15.4 million or 16.8% of total revenues for 1997. Revenues generated from another customer were approximately $16.0 million and $15.0 million, or 17.5% and 17.2% of total revenues for 1997 and 1998, respectively. In addition, revenues from another customer were approximately $13.9 million or 15.9% of revenues in 1998. Revenues generated from another customer were approximately $10.3 million or 13.6% of total revenues for 1999. Revenues generated from another customer were approximately $8.5 million or 11.2% of 1999 revenues.

Property and Equipment

      Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

      Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Furniture and equipment are depreciated over useful lives which range from eighteen months to seven years. RF transmission towers are depreciated over a useful life of 25 years (see note 21). The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the respective leases.

Recovery of Long-Lived Assets

      The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

Investments in Joint Ventures

      The Company uses the equity method of accounting for its investments in, advances to and equity in the earnings and losses of its joint ventures.

Revenue Recognition

      The Company’s principal sources of revenues are engineering and design services, program management and system deployment services, and lease revenues from its tower business (see note 21). The Company recognizes revenues from long-term fixed price contracts using the percentage-of-completion method, based on individual contract costs incurred to date compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Lease revenues from the tower business are recognized over the term of the related lease. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

Income Taxes

      Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Under this statement, temporary differences arise as a result of the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

35.1

      Certain of the Company’s international operations are subject to local income taxation. Currently, the Company is subject to taxation on income from certain operations in Europe, Latin America, the Far East, the Middle East and the non-U.S. portions of North America where the Company has subsidiaries, has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes. Foreign taxes account for a significant portion of the provision for income taxes as reflected in the Company’s consolidated statements of operations (see note 10). The foreign taxes paid or accrued by the Company represent a potential credit for the Company against its Federal income taxes.

Foreign Currency Translation

      Gains and losses on translation of the accounts of the Company’s foreign operations where the local currency is the functional currency are accumulated and included in other comprehensive loss within the accompanying consolidated statement of shareholders’ equity. Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

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

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans. This statement establishes a fair value based method of accounting for stock based compensation plans.

      The Corporation will continue to account for stock-based compensation plans using the method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation will make pro-forma disclosures of net income as if the fair value based method of accounting as defined in SFAS No. 123 had been applied (see note 14).

Other Comprehensive Income (Loss)

      During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed in equal prominence as other financial statements. Comprehensive income is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss) consists solely of foreign currency translation adjustments in 1997, 1998 and 1999. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands).

	1997			1998			1999

	Pretax	Tax Expense	Net	Pretax	Tax Expense	Net	Pretax	Tax Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation adjustments	$(2,179)	$(767)	$(1,412)	$222	$78	$144	$(327)	$(98)	$(229)

Reclassification of Prior Years’ Balances

      Prior years’ balances have been reclassified to conform with the current-year presentation.

(3) Discontinued Operations

      In March 1999, the Company’s Board of Directors adopted a plan to discontinue the operations comprising its software and hardware products segments. On October 22, 1999, the Company sold its products businesses, which consist of the design, development, manufacture, marketing, sale and servicing of field testing and measurement products (and related software) and network planning software for the wireless communications industry (the “Products Businesses”), to Ericsson Radio Systems AB, a Swedish corporation, and certain of its affiliates (“Ericsson”), pursuant to an Asset Purchase Agreement, dated as of August 25, 1999.

      Pursuant to the Asset Purchase Agreement, the company transferred substantially all of the assets of the Products Businesses for a purchase price of approximately $22.3 million, which included an estimate of approximately $1.9 million for the collection of certain accounts receivable of the Products Businesses sold to Ericsson. In addition, Ericsson assumed certain of the liabilities of the Products Businesses, including, among others, certain liabilities arising with respect to the Products Businesses in the ordinary course of business consistent with past practice and certain liabilities arising under assumed contracts. As part of the transaction, the Company entered into product supply agreements and a software license and related support agreement with Ericsson pursuant to which the Company will purchase or license certain of the products which were sold to Ericsson.

      Revenues from the Products Businesses were approximately $64.0 million and $33.8 million for the years ended December 31, 1997 and 1998, respectively, and approximately $19.5 million for the period from January 1, 1999 to October 22, 1999. Net income (loss) was approximately $2.2 million and $(17.8) million for the years ended December 31, 1997 and 1998, respectively. The gain on disposal in 1999 was approximately $0.8 million, net of losses during the phase out period of approximately $8.9 million, and related tax expense of approximately $0.3 million and includes $1.9 million of receivables to be remitted to the Company upon collection.

      The components of net assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1998 were as follows (in thousands):

1998

Receivables, net:

Trade accounts receivable	$9,429

Due from related parties	56

Unbilled receivables	801

Inventory	6,841

Prepaid expenses and other current assets	190

Property and equipment, net	3,170

Software development costs, net	1,168

Other noncurrent assets, net	3,432

Note payable	(2,368)

Accounts payable	(2,593)

Accrued expenses	(4,379)

Deferred revenue	(4,721)

Other liabilities	(1,887)

$9,139

(4) Cash and Cash Equivalents

      At December 31, cash and cash equivalents consisted of the following (in thousands):

	1998	1999

Cash in banks	$2,120	$1,644

Overnight repurchase agreements	1,082	307

Short-term commercial paper	1,000	—

Short-term money market funds	38	—

	$4,240	$1,951

      The fair value of overnight repurchase agreements, short-term commercial paper and short-term money market funds approximate their carrying value.

(5) Related Party Transactions

      During 1997, 1998, and 1999 the Company provided services to Telcom Ventures and various other companies owned, in part, by Telcom Ventures or its members. Telcom Ventures owns the Class B Common Stock shares outstanding, which has preferential voting rights over the Class A Common Stock shares outstanding of ten-to-one representing approximately 88% of voting control. Revenues earned during 1997, 1998 and 1999 for services provided to these customers were approximately $1.1 million, $0.8 million, and $1.6 million, respectively. Receivables from these related parties were $119,000 and $299,000 at December 31, 1998 and 1999, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $381,000 and $291,000 at December 31, 1998 and 1999, respectively. During calendar 1997 and through July 22, 1998, program management services were provided to the Company by Koll Telecommunications Services L.L.C. (“Koll”) (see note 9), a joint venture of the Company.

      During 1998, the Company made certain payments on behalf of Telcom Ventures and its members which consisted primarily of payroll services, fringe benefit payments, facility related charges, business insurances, interest and foreign tax payments. During 1999, the Company made certain payments on behalf of Telcom Ventures which consisted primarily of fringe benefit payments. At December 31, 1998 and 1999, outstanding amounts associated with these payments totaling $111,000, and $246,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see note 12). The note is payable over five years with equal annual principal payments over the term. Interest accrues at the rate of LIBOR plus 1.75% and is payable annually. In November 1997, the Company received a payment of approximately $1.0 million from Telcom Ventures representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the note. In October 1998, the Company received a payment of approximately $0.9 million from Telcom Ventures representing payment of $0.7 million principal and approximately $0.2 million interest. In November 1999, $0.7 million of principal and approximately $0.2 million of interest were offset against the Company’s $1.1 million promissory note with Telcom Ventures (see below). The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

      On January 30, 1997, a significant customer of the Company acquired 81% of the outstanding shares of Wireless Ventures of Brazil, Inc. (“WVB”), an operator of specialized mobile radio systems in Brazil, for $186 million in the customer’s stock. WVB was principally owned by Telcom Ventures.

      In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, anytime after August 1, 1999, the entire principal balance and accrued interest thereon at a rate of 9.0 percent could be converted into shares of the Company’s Class A Common

Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events. On August 24, 1999 Telecom Ventures elected to convert its note into 845,087 shares of the Company’s Class A Common Stock.

      On September 10, 1999 the Company entered into a $1.1 million promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest thereon would be due on September 1, 2000. The interest was initially established at 10.5%, with increments in the interest rate of 1.5% every 3 months beginning March 1, 2000. The proceeds of the note were used to finance the Company’s investment in Italtel Sistemi (see note 9). In November 1999, the Company paid the note and accrued interest thereon.

      In December 1999, the Company issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.625 million note receivable from the Company’s President and Chief Executive Officer. The note is payable in December 2004 or the date he is no longer the Company’s President and Chief Executive Officer. Upon the event of a change in control of ownership of the Company, the note will be forgiven. Interest accrues at the federal mid-term rate on the date of the note and is payable quarterly. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

(6) Property and Equipment

      At December 31, 1998 and 1999, property and equipment consisted of the following:

	1998	1999

	(In thousands)

Computer equipment	$8,756	$12,964

Furniture and office equipment	3,533	6,371

Purchased computer software	4,696	1,248

Leasehold improvements	3,019	3,152

RF transmission towers	17,461	32,785

Vehicles	129	380

	37,594	56,900

Less accumulated depreciation and amortization	(15,462)	(19,138)

	$22,132	$37,762

(7) Special Charge

      In March 1996, the Company made investments in Pocket Communications, Inc. (“Pocket”, formerly known as DCR Communications, Inc.) and NextWave Telecom, Inc. (“NextWave”) of $6.5 million and $5.0 million, respectively. The $6.5 million investment in Pocket consists of loans convertible into shares of non-voting common stock upon the satisfaction of certain conditions. In connection with this investment, the Company obtained a commitment from Pocket for the purchase of services and products aggregating $65.0 million over the subsequent five-year period. The $5.0 million investment in NextWave consists of an equity investment of approximately 1.7 million shares. In connection with this investment, the Company obtained a commitment from NextWave for the purchase of services and products aggregating $50.0 million over the subsequent five-year period. Through December 31, 1996, revenues recognized under the commitments with Pocket and NextWave were approximately $2.2 million and $11.3 million, respectively, and related amounts receivable were approximately $2.2 million and $9.6 million, respectively. Included in the amounts receivable are notes receivable from Pocket and NextWave of approximately $950,000 and $5.9 million, respectively. The notes bear interest at prime plus 2%, and were payable upon maturity of the notes on March 31, 1997. Both customers were development stage enterprises pursuing the buildout and operation of networks pursuant to licenses obtained in the auction of C-Block licenses by the FCC and subject to risks typically associated with start-up entities, such as (i) the uncertainty of securing sufficient financing,

(ii) competition from other providers of telecommunications services, (iii) dependence on key vendors and strategic partners, and (iv) delays encountered in the development and successful operation of their PCS networks.

      On March 31, 1997, Pocket failed to pay interest due the Company under the $6.5 million convertible loan agreement and failed to pay principal and interest due the Company under the $950,000 note agreement. Also on March 31, 1997, NextWave failed to pay principal and interest due under the $5.9 million note agreement. In addition, on April 1, 1997, Pocket announced that it had voluntarily sought court protection under Chapter 11 of the U.S. Bankruptcy Code. Given these developments and the uncertainty related to Pocket’s and NextWave’s ability to meet their future obligations under the agreements outlined above, the Company fully reserved its exposure with these customers and consequently recorded a special charge of $28.9 million pre-tax ($23.8 million after tax or $1.95 per share) at December 31, 1996. The $28.9 million special charge consisted of a reserve against the Company’s aggregate receivable exposure at December 31, 1996 of $12.1 million (net of payments of $0.4 million received in January 1997), the recognition of an other than temporary impairment of the Company’s investments of $11.5 million and accruals of approximately $5.3 million related to loss contracts under which the Company was obligated to perform at December 31, 1996.

      On April 15, 1997, the Company and NextWave agreed to a revised payment schedule for amounts outstanding under the note receivable and other receivables due from NextWave to the Company. Under the terms of the agreement, the Company was to receive approximately $1.0 million per month from May 15, 1997 through May 15, 1998. In addition, under certain circumstances, in the event of the sale or issuance of any debt or equity instruments/securities or the sale of any assets by NextWave, the Company would be entitled to a prepayment equal to 30% of the gross proceeds from such transaction(s). In May and June 1997, the Company agreed to defer NextWave’s obligations to prepay the foregoing obligations out of the proceeds of NextWave’s debt or equity financing to August 20, 1997. Payments of $2.0 million were received under the revised payment schedule through June 30, 1997. NextWave failed to make the $1.0 million monthly payments which were due July 15, 1997 through October 15, 1997, as well as any payment that would have been due on August 20, 1997 related to any debt or equity financing.

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

      Pocket has filed a plan of reorganization, which is still under consideration, but provides for little if any recovery for the Company. NextWave has filed a plan of reorganization that has not been confirmed pending the resolution of certain litigation between NextWave and the Federal Communication Commission (“FCC”) involving the FCC’s right to reauction NextWave’s licenses in July, 2000.

(8) Restructuring Charge

      On October 20, 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to continuing operations. The restructuring charge included $0.1 million related to the Company’s Services businesses, $1.1 million related to corporate general and administrative expenses and $1.3 million related to the Company’s products businesses. The charge was taken to cover the one-time costs associated with the closure of the Company’s office in Dusseldorf, Germany, a reduction in non-billable positions of approximately 70 full and part-time employees and approximately 30 contractors. As of December 31, 1999, a total liability of approximately $0.1 million remained, after the recovery of approximately $0.3 million of reserves recorded in 1998 that were not required. The $0.8 million is included in other current liabilities in the accompanying consolidated 1999 balance sheet.

(9) Investments in Joint Ventures

      The Company’s investment in joint ventures at December 31, 1997 consisted of a 33.3% interest in Koll, which was formed in October 1994 with two other unrelated entities. Koll provides site acquisition and construction management services to operators of wireless communications systems in the United States. Operating costs and expenses of the Company include services provided by Koll, in the amount of $37,000 in 1997.

      The unaudited condensed financial statements of Koll as of and for the year ended December 31, 1997:

1997

(In thousands)

Condensed Statements of Operations

Revenues	$8,422

Cost and expenses	8,982

Net loss	$(560)

Condensed Balance Sheets

Current assets	$3,826

Noncurrent assets	2,608

Current liabilities	2,799

Stockholders’ equity	3,635

      On July 20, 1998, the Company acquired the remaining 66.7% membership interest in Koll bringing its total membership interest to 100.0%. Prior to the acquisition, the Company owned 33.3% of the membership interest, Castle Rock Telecommunications Co., LLC (CRT) held approximately 36.7% of the membership interest, and Koll Management Services, Inc. (KMS), held the remaining 30.0%. In the transaction, Koll redeemed the ownership interests of KMS in exchange for KMS’s assumption of certain contract rights and associated assets and liabilities. Koll also redeemed the membership interests of CRT in exchange for an earn-out agreement entitling CRT to 40.0% of the pre-tax income, after certain adjustments, derived by Koll from certain contracts with specified customers.

      During 1996, the Company entered into master service, convertible note and stock option agreements with Communication Consulting Services, Inc. (“CCS”), a provider of radio frequency engineering services in connection with the design, optimization and operation of wireless systems. Under the master service agreement, CCS provided the Company with radio frequency engineers effective November 1, 1996. Under the convertible note agreement, the Company lent CCS a total of approximately $602,000 which, at December 31, 1996, was included in long-term notes receivable in the accompanying consolidated balance sheet. Interest accrued on the loan at a variable rate equal to the prime rate plus 1.5%. Interest was payable in arrears on the last day each of March 1997, June 1997, September 1997, and December 1997. The entire principal balance, together with any unpaid interest, was due January 2, 1998. The loan was convertible, at the Company’s option, into shares representing 50% of the authorized capital stock and/or equity securities of CCS. The stock option agreement gives the Company an option to purchase an additional 10% of the common stock of CCS for a total purchase price of $150,000. On April 7, 1997, the Company exercised both the conversion right in the convertible note and the 10% purchase right set forth in the stock option agreement.

      On September 30, 1998, the Company sold its interest in CCS to CCS Management for $1.2 million. The $1.2 million is payable in two installments consisting of (i) $600,000 due on May 31, 1999 and (ii) $600,000 due on November 30, 1999. CCS’s management failed to make either payment during 1999 and is currently in default of the note. Interest, equal to 9%, is due monthly on the first day of each month, beginning January 1, 1999. The initial interest payment is for the period from October 1, 1998 to January 1, 1999. As of December 31, 1999, the Company has recorded a reserve of approximately $557,000 related to the transaction.

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company, and is a recently spun off division of the Italtel Group whose major shareholders were Siemens and Telecom Italia. Tecneudosia, a market leader in the design and manufacturing of shelters for fixed and mobile telecom operators and suppliers acquired 22% of Tecnosistemi; and the right to acquire the 30% interest retained by the Italtel Group. The Italtel Group will maintain a 30% interest in Tecnosistemi for a period of one year from the closing at which time Tecneudosia intends to assume such interest. In connection with the transaction, the Italtel Group undertook to: (1) repay all losses reflected on Tecnosistemi’s financial statements for the fiscal year ending December 31, 1999, (2) pay to Tecnosistemi up to Lire 95 billion, as necessary, during the years 2000, 2001, and 2002, to cover costs incurred by Tecnosistemi to reorganize its operations, and (3) purchase from Tecnosistemi, on an exclusive basis, those services required by the Italtel Group and offered by Tecnosistemi in Italy.

(10) Income Taxes

      The provision (benefit) for income taxes from continuing operations consists of the following:

	1997	1998	1999

	(In thousands)

Current:

Federal	$—	$—	$100

State and local	—	—	—

Foreign	1,284	1,582	919

	1,284	1,582	1,019

Deferred:

Federal	(308)	(5,782)	(3,568)

State and local	572	(361)	(128)

Foreign	—	—	—

	264	(6,143)	(3,696)

Total	$1,548	$(4,561)	$(2,677)

      The 1998 and 1999 income tax provision related to continuing operations does not include a $0.4 million tax benefit and a $1.5 million tax benefit, respectively, related to exercising stock options which was recorded directly to paid-in capital. In addition, the 1999 income tax provision related to continuing operations does not include a tax charge of $12.6 million related to the cancellation of indebtedness income from the conversion of the note payable to MCI. The tax charge was recorded directly to paid-in capital.

      Income (loss) before income taxes from continuing operations includes the following components:

	1997	1998	1999

	(In thousands)

Domestic	$1,544	$(16,203)	$(5,248)

Foreign	5,394	4,684	(3,641)

Total	$6,938	$(11,519)	$(8,889)

      A reconciliation of the statutory Federal income tax rate and the effective income tax rate from continuing operations for the years ended December 31, 1997, 1998 and 1999 follows.

	1997	1998	1999

Statutory Federal income tax rate	35.0%	(35.0)%	(35.0)%

Effect of:

State and local income taxes, net of Federal tax benefit	3.1	(2.0)	(1.1)

Foreign	18.2	10.0	14.6

Tax credits	(18.2)	(10.0)	2.6

Non deductible expenses	7.4	9.0	8.5

Other	2.1	1.1	8.3

Valuation Allowance	(25.3)	(12.7)	(28.0)

Effective income tax rate	22.3%	(39.6)%	(30.1)%

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1998 and 1999 are presented below:

	1998		1999

	(In thousands)

Deferred tax assets:

Accounts receivable, principally due to allowance for doubtful accounts		$3,610		$75

Special charge:

Receivables	2,769		924

Investment	1,884		—

Accruals	138	4,791	15	939

Inventory valuation method		1,117		—

Property and equipment		340		225

Non-cash compensation		2,484		265

Accruals:

Vacation	609		365

Incentive compensation	20		—

Accrued expenses	4,997	5,626	4,234	4,599

Deferred revenue		215		73

Net operating loss carry forward		8,061		8,347

Foreign tax credit carry forward		5,739		6,302

Foreign temporary differences		155		155

Research tax credit carryover		108		217

Other		490		506

Total gross deferred tax assets		32,736		21,703

Less valuation allowance		(7,443)		(4,954)

Deferred tax assets net of valuation allowance		25,293		16,749

Deferred tax liabilities:

Software development costs		(440)		—

Other		(98)		(104)

Total gross deferred liabilities		(538)		(104)

Net deferred tax assets		$24,755		$16,645

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 1998 and 1999 as follows:

	1998	1999

Current asset	$12,050	$5,083

Noncurrent asset	12,705	11,562

	$24,755	$16,645

      At December 31, 1999, the Company had $22.1 million of U.S. Federal and state operating loss carryforwards from continuing operations which expire between 2011 and 2019 and foreign tax credits for U.S. tax purposes of $4.6 million which expire between 2001 and 2004.

      The Company also had $3.4 million of foreign operating loss carry forwards from discontinued operations which expire between 2006 and 2008.

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

      Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes.

(11) Note Payable

      In March 1999, the Company amended and restated the credit facility with the Chase Manhattan Bank, as Administrative Agent (“Chase”), (together with the LCC Europe Credit Facility the “Credit Facility”) which was established in 1996. The Credit Facility, consisted of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the “LCC Europe Credit Facility”).

      Approximately $4.5 million was outstanding under the Credit Facility at December 31, 1999. Approximately $2.4 million was outstanding under the LCC Europe Credit Facility at December 31, 1998 and is included in net assets of discontinued operations in the accompanying consolidated balance sheets. Outstanding letters of credit were $5.8 million and $0.8 million at December 31, 1998 and 1999, respectively. In March 2000, the Credit facility was paid-off in its entirety (see note 21).

(12) Convertible Subordinated Debt

      In June 1994, the Company issued to MCI Worldcom (MCI) a $20.0 million convertible Subordinated Note Due 2000 (the “Subordinated Note”). The Subordinated Note bore interest at a rate equal to 6.8%, payable semiannually. The entire principal amount of the Subordinated Note was due in June 2000.

      In June 1994, Telcom Ventures issued a $30.0 million convertible Subordinated Note Due 2000 (the “Telcom Ventures Subordinated Note”) to the same investor. The Telcom Ventures Subordinated Note bore interest at a rate equal to 6.8%, payable semiannually. Effective September 27, 1996, in connection with the Company’s initial public offering of Class A Common Stock, the Company assumed the $30.0 million Telcom Ventures Subordinated Note from Telcom Ventures. As a result of this assumption the Company has the exclusive right to exercise all Telcom Ventures’ rights under the Telcom Ventures Subordinated Note and is solely responsible for the payment of interest and principal thereunder.

      On October 23, 1997, the Company announced it had agreed with MCI to defer the Company’s option to convert the notes in 1997. As per the arrangement, interest payable was reduced from 6.8% to 4.4% per annum.

      On July 13, 1999, the Company received notice of conversion from MCI of its convertible subordinated notes in the aggregate principal amount of $50.0 million. The notes were converted into 2,841,099 shares of the Company’s Class A Common Stock on July 27, 1999.

(13) Health and Retirement Plans

      The Company has a defined contribution profit sharing plan under Section 401(k) of the IRC that provides for voluntary employee contributions of 1.0 to 15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee’s contribution up to 6.0 percent of each employee’s compensation. Company contributions and other expenses associated with the plan were approximately $444,000, $652,000 and $548,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

      The Company is self-insured for group health, life, and short and long-term disability claims up to certain stop losses.

(14) Incentive Plans

      At December 31, 1997, 1998, and 1999 the Company had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), the Company’s income (loss) from continuing operations and income (loss) from continuing operations per share would have been reduced to the pro forma amounts indicated below.

	1997	1998	1999

	(Pro forma)	(Pro forma)	(Pro forma)

	(In thousands, except per share data)
Income (loss) from continuing operations

As reported	$5,390	$(6,958)	$(6,212)

Pro forma	3,262	(9,312)	(7,613)
Income (loss) from continuing operations per share

As reported:

Basic	$0.37	$(0.45)	$(0.36)

Diluted	0.34	(0.45)	(0.36)

Pro forma:

Basic	$0.22	$(0.60)	$(0.44)

Diluted	0.20	(0.60)	(0.44)

      Income (loss) from continuing operations reflects only options granted in 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above as compensation cost is reflected over the options’ vesting period of up to five-years.

      The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $8.41, $10.02 and $3.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	1997	1998	1999

Expected dividend yield	0%	0%	0%

Risk-free interest rate	6.0%	5.0%	6.0%

Expected life	2-8 years	2-8 years	3-5 years

Volatility	65.0%	65.0%	60.0%

      Under the Company’s Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock were available for purchase by eligible employees of the Company beginning in 1997. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company’s Board of Directors. The purchase price for each share is not less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, the Company sold 65,448 shares to employees in 1997, 100,710 shares to employees in 1998, and 55,898 shares in 1999. Compensation cost of approximately $161,000, $175,000, and $54,000, respectively, would have been recognized under SFAS No. 123 for the fair value of the employees’ purchase rights and is included in proforma net income (loss) from continuing operations above. Compensation cost was estimated using the Black Scholes model with the following assumptions.

	1997	1998	1999

Expected dividend yield	0%	0%	0%

Expected life	3 months	3 months	1-3 months

Volatility	65%	65%	60-70%

Risk-free interest rate	3%	2.5-3.0%	3%

      The weighted average fair value of the purchase rights granted in 1997, 1998, and 1999 was $2.46, $1.74, and $0.96, respectively.

      In April 1994, the Company adopted the Phantom Membership Plan (the “Phantom Membership Plan”). Under the Phantom Membership Plan, the Members Committee was authorized to grant awards (“Phantom Membership Awards”) to those employees of the Company whose responsibilities and decisions, in the Members Committee’s opinion, affect the long-term sustained growth and profitability of the Company. Each Phantom Membership Award entitled the recipient thereof to receive, no later than May 1 of each year, an annual award based on a specified percentage of the Company’s net income for the preceding fiscal year. The Phantom Membership Plan also included a long-term award. Under the long-term award, once a Phantom Membership Award was fully vested, the recipient had the right to require the Company to purchase, and the Company had the right to require such recipient to sell, all or any portion of the recipient’s Phantom Membership Award based on the fair market value of the Company as defined under the Phantom Membership Plan. In connection with the Company’s initial public offering, all long-term awards granted under the Phantom Membership Plan were replaced with options granted under the 1996 Employee Stock Option Plan and the annual award feature of the Phantom Membership Plan was terminated. The options vest over the original vesting period of the Phantom Membership Plan awards, generally ratably over, or at the end of, 3 or 5 years.

      Non-cash compensation related to the long-term award feature of the Phantom Membership Plan, including compensation expense for membership awards converted to stock options under the 1996 Employee Stock Option Plan, was $0.5 million, $0.4 million, and $3,000 for 1997, 1998, and 1999, respectively. The liability for which was included in paid-in capital in the accompanying consolidated balance sheets.

      In connection with its initial public offering, the Company established the 1996 Employee Stock Option Plan, which authorized the issuance of up to 3,224,000 shares of Class A Common Stock pursuant to options granted under the plan. An additional 1,501,000 shares of Class A Common Stock were reserved under the 1996 Employee Stock Option Plan in 1998. Options granted pursuant to the plan vest ratably over a period of four years and expire ten years after the date of grant. In July 1999, the Board amended the 1996 Employee Stock Option Plan to provide for accelerated vesting in the event of a change in control of the Company or a sale of all or substantially all of its assets. In late 1999 and early 2000, the Board of Directors adopted amendments to the 1996 Employee Stock Option Plan increasing the total number of shares reserved by 4,100,000 shares so that the aggregate number of shares reserved for issuance is 8,825,000. This increase adopted by the Board of Directors is subject to approval of the Company’s shareholders at the year 2000 annual meeting on May 16, 2000.

      Also in connection with the Company’s initial public offering, the Company established the 1996 Director’s Stock Option Plan. The Director’s Plan provides for the “formula” grant of options, and authorizes the issuance of up to 60,000 shares of Class A Common Stock and 250,000 shares of Class B Common Stock. An additional 80,000 shares of Class A Common Stock were reserved under the Director’s Plan in 1998 and, subject to shareholder approval, an additional 110,000 shares of Class A Common Stock will be reserved under the Director’s Plan in 2000. The option exercise price for options granted under the Director’s Plan is 100% of the fair value of the shares on the date of grant. Each eligible director who is not eligible to hold shares of Class B Common Stock was granted an initial option to purchase 10,000 shares of Class A Common Stock in connection with the offering. Each eligible director who is eligible to hold shares of Class B Common Stock and who was a director as of the offering was granted an initial option to purchase 35,000 shares of Class B Common Stock in connection with the offering, and will be granted additional options to purchase 22,500 shares of Class B Common Stock as of each of the next four annual meetings of the stockholders of the Company if the director continues to be an eligible director. Options granted with respect to Class A Common Stock will become immediately exercisable with respect to directors who were directors of the Company prior to July 1, 1996, and will become exercisable with respect to one-third of the shares of Class A Common Stock that are subject to the options on each of the first three anniversaries of the date of grant subject to acceleration of vesting on a change of control with respect to directors who became directors of the Company after July 1, 1996.

      The Company has reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by The Carlyle Group. The option exercise price for these options are and will be 100% of the fair market value of the Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the Offering, and an additional option was or will be granted to purchase 15,000 shares of Class A Common Stock on each of the next four anniversaries of the initial date of grant. Options granted will vest immediately. The options will expire no later than the fifth anniversary of the date of grant.

      On December 11, 1998, the Company re-priced substantially all options previously granted under the 1996 Employee Stock Option Plan to $5.00 per share which exceeded the fair market value of the stock on that date. Approximately 887,000 share options were subject to re-pricing.

      Changes in stock options outstanding were as follows:

	1997		1998		1999

		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of
	Shares	Exercise Price	Shares	Exercise Price	Shares

			(In thousands)	(per share)	(In thousands)

Balance at beginning of year	2,813	$8.54	2,509	$9.89	2,213

Granted	418	15.54	1,342	18.31	2,078

Exercised	(531)	6.08	(431)	6.74	(584)

Terminated	(191)	13.08	(1,207)	17.95	(908)

Balance at end of year	2,509	9.89	2,213	7.42	2,799

[Additional columns below]

[Continued from above table, first column(s) repeated]

1999

Weighted-
Average
Exercise Price

(per share)

Balance at beginning of year	$7.42

Granted	7.46

Exercised	4.68

Terminated	8.93

Balance at end of year	7.62

      The following table summarizes information about options at December 31, 1999.

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg
Range of	Number at	Remaining	Exercise	Number at	Exercise
Exercise Prices	December 31, 1999	Contractual Life	Price	December 31, 1999	Price

	(In thousands)	(In years)		(In thousands)

$ 3.81- 4.25	427	7.27	$4.08	311	$4.04

$ 5.00- 5.75	1,557	8.80	5.33	313	5.00

$ 7.94-12.13	124	6.33	10.81	82	12.13

$13.56-16.00	621	8.94	13.92	90	16.00

$18.25-20.38	70	5.04	18.71	58	18.61

	2,799	8.39	7.62	854	7.42

      In September 1994, the Company adopted an Incentive Compensation Plan (the “Incentive Compensation Plan”). Under the Incentive Compensation Plan, the Members Committee was authorized to grant awards (“Incentive Awards”) to those employees of the Company whose responsibilities and decisions, in the Members Committee’s opinion, affect the long-term sustained growth and profitability of the Company.

      Each Incentive Award entitles the recipient thereof to receive a cash payment on the date specified in the corresponding award agreement. As of December 31, 1994 and 1995, 20 and 60 employees, respectively, had been granted Incentive Awards under the Incentive Compensation Plan. No new grants were made subsequent to 1995. Compensation expense accrued in connection with the distribution of the value of vested Incentive Awards was $409,000 and $4,000 for the years ended December 31, 1997 and 1998, respectively, which has been included in other current liabilities in the accompanying consolidated balance sheets. As of March 29, 1999, all Incentive Awards granted under the Incentive Compensation Plan were paid in full.

(15) Lease Commitments

      The Company leases office facilities and certain equipment, principally in the United States, under operating leases expiring on various dates over the next eight years. The lease agreements include renewal options and provisions for rental escalations based on the Consumer Price Index and require the Company to pay for executory costs such as taxes and insurance. The lease agreements also allow the Company to elect an early out provision by giving notice and paying certain lease termination penalties.

      Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases which have been terminated (see below), the applicable portion of the benefit has been offset against the lease termination penalty. The total deferred rent benefit was approximately $763,000 and $874,000 at December 31, 1998 and 1999, respectively.

      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental
	Rental	Receivables
	Payable	Under Subleases

	(In thousands)

2000	$4,459	$2,150

2001	4,312	1,650

2002	3,721	263

2003	3,295	—

2004	3,358	—

Thereafter	8,681	—

	$27,826	$4,063

      Rent expense under operating leases was approximately $5.3 million, $6.9 million and $6.2 million for the years ended December 31, 1997, 1998, and 1999, respectively.

      The Company also incurs rent expense for ground leases and receives rental income from its tenants for the use of its RF transmission towers (Subsequently sold, see note 21). Certain ground leases and leases with tenants include renewal options and/or escalation clauses. Future minimum ground/tower leasing expense/revenue under tower leases at December 31, 1999 are as follows:

	Rental	Rental
	Payable	Receivables

	(In thousands)

2000	$540	$712

2001	1,953	—

2002	4,266	—

2003	—	—

2004	—	—

Thereafter	—	—

(16) Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

      Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. In connection with the sale of the Company towers to Pinnacle Towers, Inc., the parties settled all pending litigation, and all claims were dismissed with prejudice on March 7, 2000.

(17) Earnings Per Share

      During 1997 the Company adopted Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, “Earnings per Share” and its related interpretations and promulgates new accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1998 and 1999 are as follows:

	1997			1998			1999

			Per			Per			Per
	Net		Shares	Net		Shares	Net		Shares
	Income	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount

	(In thousands, except per share data)

Basic EPS

Net income (loss) available to common shareholders:

Continuing operations	$5,390			$(6,958)			$(6,212)

Discontinued Operations	2,185			(17,785)			—

Gain on disposal	—			—			803

Total	$7,575	14,740		$(24,743)	15,509		$(5,409)	17,302

Continuing Operations			$0.37			$(0.45)			$(0.36)

Discontinued Operations			0.15			(1.15)			0.05

Total			$0.51			$(1.60)			$(0.31)

Effective of Dilutive Securities

Convertible debt		—			—			—

Stock option plans		1,215			—			—

Dilutive EPS

Net income (loss) available to common stockholders and assumed conversions:

Continuing Operations	$5,390		$0.34	$(6,958)		$(0.45)	$(6,212)		$(0.36)

Discontinued Operations	2,185		0.14	(17,785)		(1.15)	—		—

Gain on disposal	—			—			803		0.05

Total	$7,575	15,955	$0.47	$(24,743)	15,509	$(1.60)	$(5,409)	17,302	$(0.31)

      The Company’s convertible subordinated debt was exchanged into 2.8 million shares of the Company’s Class A Common Stock during 1999. The convertible subordinated debt, was outstanding during calendar 1997 and 1998, but was not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive. Options to purchase 2.2 million and 2.8 million shares of Class A Common Stock were outstanding during 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive.

(18) Segment Reporting

      The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision making group is the Executive Committee which is comprised of the Chief Operating Officer and the lead executives of each of the Company’s operating segments. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct services.

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

Operating Segments:

(In thousands)

		Tower Ownership
		and
	Services	Management	Total

1997

Net revenue from external customers	$91,289	$—	$91,289

Intersegment revenues	397	—	397

Total revenues	$91,686	$—	$91,686

Depreciation and amortization	$1,934	$88	$2,022

Interest income	147	—	147

Interest expense	(14)	122	108

Income tax expense (benefit)	4,721	(256)	4,465

Net income (loss)	16,446	(893)	15,553

Segment assets	26,854	3,735	30,589

Expenditures for property	716	3,048	3,764

1998

Net revenue from external customers	$86,328	$860	$87,188

Intersegment revenues	1,180	—	1,180

Total revenues	$87,508	$860	$88,368

Depreciation and amortization	$1,185	$451	$1,636

Interest income	338	—	338

Interest expense	—	1,016	1,016

Income tax expense (benefit)	4,361	(1,692)	2,669

Net income (loss)	6,650	(2,581)	4,069

Segment assets	26,899	18,250	45,149

Expenditures for property	757	14,860	15,617

1999

Net revenue from external customers	$73,289	$2,504	$75,793

Intersegment revenues	268	—	268

Total revenues	$73,557	$2,504	$76,061

Depreciation and amortization	1,112	1,220	2,332

Interest income	192	—	192

Interest expense	9	1,785	1,794

Income tax expense (benefit)	2,672	(1,238)	1,434

Net income (loss)	8,875	(4,111)	4,764

Segment assets	24,070	31,098	55,168

Expenditures for property	1,691	15,240	16,931

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	1997	1998	1999

Revenues

Revenues for reportable segments	$91,686	$88,368	$76,061

Eliminations	(397)	(1,180)	(268)

Total consolidated revenues	$91,289	$87,188	$75,793

Assets

Total assets for reportable segments		$45,149	$55,168

Unallocated corporate assets		39,055	27,700

Total consolidated assets		$84,204	$82,868

		Unallocated
	Segment	Corporate		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

1997

Depreciation and amortization	$2,022	$1,388	$—	$3,410

Interest income	147	711	(122)	736

Interest expense	108	3,303	(122)	3,289

Income taxes	4,465	(2,895)	(22)	1,548

Expenditures for property	3,764	2,920	6,684

1998

Depreciation and amortization	$1,636	$773	$—	$2,409

Interest income	338	1,576	(1,016)	898

Interest expense	1,016	2,295	(1,016)	2,295

Income taxes	2,669	(7,089)	(141)	(4,561)

Expenditures for property	15,617	1,118	—	16,735

1999

Depreciation and amortization	$2,332	$1,296	$—	$3,628

Interest income	192	1,920	(1,785)	327

Interest expense	1,794	2,145	(1,785)	2,154

Income taxes	1,434	(4,111)	—	(2,677)

Expenditures for property	16,931	169	—	17,100

      Information concerning principal geographic areas was as follows (in thousands):

	1997		1998		1999

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

North America

United States	$61,682	$7,524	$47,065	$21,721	$40,370	$35,353

Canada and Mexico	2,740	—	3,492	—	1,654	—

Total North America	64,422	7,524	50,557	21,721	42,024	35,353

Europe and Middle East

United Kingdom	3,964	—	825	3	1,476	1,896

Belgium	1,230	—	3,384	—	4,261	—

Netherlands	1,443	—	7,113	—	8,718	—

Egypt	—	—	—	—	3,655	182

Italy	—	—	—	—	2,766	—

Other	1,603	2	2,487	1	2,161	15

Total Europe and Middle East	8,240	2	13,809	4	23,037	2,093

Latin America

Brazil	5,513	165	14,516	407	6,685	316

Argentina	258	—	836	—	120	—

Other Latin America	358	—	326	—	522	—

Total Latin America	6,129	165	15,678	407	7,327	316

Asia-Pacific

Malaysia	5,331	—	4,036	—	289	—

Korea	1,569	—	650	—	78	—

China	—	—	—	—	405	—

Phillipines	1,610	—	885	—	1,369	—

Other	3,543	—	1,422	—	1,264	—

Total Asia-Pacific	12,053	—	6,993	—	3,405	—

All other	445	—	151	—	—	—

Total	$91,289	$7,691	$87,188	$22,132	$75,793	$37,762

(19) Quarterly Data (Unaudited)

	1998

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Revenues	$22,633	$21,790	$22,236	$20,529

Operating income (loss)	1,707	(981)	(5,311)	(4,919)

Income (loss) from continuing operations before income taxes	1,211	(1,378)	(5,838)	(5,514)

Income (loss) from continuing operations	731	(832)	(3,526)	(3,331)

Income (loss) from discontinued operations	(432)	(1,364)	(3,553)	(12,436)

Net income (loss)	299	(2,196)	(7,079)	(15,767)

Income (loss) per share:

Continuing operations:

Basic	$0.05	$(0.05)	$(0.23)	$(0.21)

Diluted	$0.05	$(0.05)	$(0.23)	$(0.21)

Discontinued operations:

Basic	$(0.03)	$(0.09)	$(0.23)	$(0.80)

Diluted	$(0.03)	$(0.09)	$(0.23)	$(0.80)

Net income (loss) per share:

Basic	$0.02	$(0.14)	$(0.45)	$(1.01)

Diluted	$0.02	$(0.14)	$(0.45)	$(1.01)

	1999

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Revenues	$17,673	$16,131	$18,242	$23,747

Operating income (loss)	(338)	(4,182)	(1,385)	234

Income (loss) from continuing operations before income taxes	(2,218)	(5,021)	(1,660)	10

Income (loss) from continuing operations	(1,892)	(3,167)	(1,160)	7

Gain on disposal of discontinued operations, net of tax provision	—	—	—	803

Net income (loss)	(1,892)	(3,167)	(1,160)	810

Income (loss) per share	—	—	—	—

Continuing operations:

Basic	$(0.12)	$(0.20)	$(0.06)	$—

Diluted	$(0.12)	$(0.20)	$(0.06)	$—

Discontinued operations:

Basic	$—	$—	$—	$0.04

Diluted	$—	$—	$—	$0.04

Net income (loss) per share:

Basic	$(0.12)	$(0.20)	$(0.06)	$0.04

Diluted	$(0.12)	$(0.20)	$(0.06)	$0.04

See note 8 with respect to the restructuring charge recorded by the company in October 1998. All periods presented have been restated to reflect the hardware and software businesses as discontinued operations (see note 3).

(20) Fair Value Of Financial Instruments

      The following table presents the carrying amount and estimated fair value of the Company’s financial instruments in accordance with SFAS No. 107 “Disclosure about Fair Value of Financial Instruments”.

	1998		1999

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

	(In thousands)

Liabilities:

Convertible subordinated debt	$50,000	$10,654	$—	$—

Shareholders’ Equity:

Notes receivable from shareholder	2,100	2,100	3,025	3,025

Off balance sheet—letters of credit	3,700	3,700	—	—

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts and notes receivable, and accounts payable approximated fair value as of December 31, 1998 and 1999 because of the relatively short duration of these instruments.

      Convertible subordinated debt — the fair value at December 31, 1998 is based on the fair market value of the Class A Common Stock assuming conversion into 2,841,099 shares.

      Notes receivable from shareholders — the carrying value of the notes receivable approximated the fair value as the instruments included a market rate of interest.

      Letters of credit — the fair value of letters of credit was estimated based on fees currently charged for similar agreements or the estimated cost to terminate or settle the obligations.

      Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of unconsolidated affiliates. No such guarantees were outstanding at December 31, 1998 or 1999.

(21) Subsequent Events

      From January 1, 2000 to March 3, 2000 the Company borrowed a total of $9.7 million under its Credit Facility with Chase. In March 2000, the Company used approximately $14.4 million of the proceeds from the sale of its tower portfolio (see below) to repay the Company’s outstanding balance under the Credit Facility. The Credit Facility was then terminated and all of Chase’s liens and security interests in the Company’s assets were released.

      On February 15, 2000, Microcell Management, Inc., a subsidiary of LCC International, Inc., and the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with the minority shareholders of Microcell. Pursuant to the Settlement Agreement, the 16.25% minority shareholder interest was redeemed for approximately $4.2 million. Pursuant also to the Settlement Agreement, the pending litigation involving LCC, Microcell, and the minority shareholders was settled and dismissed with prejudice. As a result of the redemption, Microcell became a wholly-owned subsidiary of the Company.

      On March 3, 2000, Microcell completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. Pursuant to the Asset Purchase Agreement, Microcell agreed to sell up to 197 tower sites owned or to be constructed by Microcell for a total purchase of $80 million in cash payable when the sites are conveyed to Pinnacle. At the initial closing, 134 tower sites were conveyed to Pinnacle for proceeds of $56.7 million. The Company used approximately $14.4 million of the proceeds from the initial closing to repay the Company’s outstanding obligations under the Credit Facility. In addition, approximately $4.0 million was applied to or reserved for transaction costs, $4.2 million was applied to redeem the minority shares under the Settlement Agreement as described above and the balance of $34.1 million held for current operating activities. As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle (see note 15). Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with site audit, maintenance, and program management services regarding site improvements and capacity upgrades for an initial 204 sites and additional sites for which Pinnacle deems the services are necessary. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and site audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Reference is made to the information set forth under the caption “Election of Directors” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation

      Reference is made to the information set forth under the caption “Election of Directors Executive Compensation” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Reference is made to the information set forth under the caption “Election of Directors — Compensation Committee Interlocks and Insider Participation” and — “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

Report of Independent Auditors.

Consolidated Statements of Operations — Years Ended December 31, 1997, 1998, and 1999.

Consolidated Balance Sheets as of December 31, 1998 and 1999.

Consolidated Statements of Shareholders’ Equity— Years Ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Cash Flows — Years Ended December 31, 1997, 1998 and 1999.

Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit
Number	Exhibit Description

3.1	— Restated Certificate of Incorporation of the Company.*
3.2	— Amended and Restated Bylaws of the Company.*
4.1	— Form of Class A and Class B Common Stock certificates.*
4.2	— LCC International, Inc. 1996 Directors Stock Option Plan.*
4.3	— LCC International, Inc. 1996 Employee Stock Option Plan.*
4.4	— LCC International, Inc. 1996 Employee Stock Purchase Plan.*
4.5	— Amendment No. 1 to LCC International, Inc. Employee Stock Purchase Plan**
4.6	— Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997. ********
4.7	— Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998. *****
4.8	— Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated April 16, 1998. *****
4.9	— Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated July 27, 1999. *******
4.10	— Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated December 16, 1999
10.1	— 1994 LCC, L.L.C. Incentive Compensation Plan.*
10.2	— Amended and Restated Service Agreement, dated as of October 1, 1996, by and between TSI, a division of LCC International, Inc., and Nextel Communications, Inc.****
10.3	— Amended and Restated Software License Agreement, dated as of October 1, 1996 by and between LCC, a division of LCC International, Inc., and Nextel Communications, Inc.****
10.4	— Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C.*
10.5	— Letter Agreement dated March , 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.6	— Letter Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.7	— Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.8	— Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.9	— Letter Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.10	— Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102.*
10.11	— Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102.*
10.12	— Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno Penzias.*
10.13	— Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C.*
10.14	— Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation.*

Exhibit
Number	Exhibit Description

10.15	— Form of Indemnity Agreement between LCC International, Inc. and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J. Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose, Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson and Michael S. McNelly.*
10.16	— Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C.*
10.17	— Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc.*
10.18	— Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
10.19	— Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
10.20	— Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees.*
10.21	— Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
10.22	— Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
10.23	— Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996 Employee Option Plan).*
10.24	— Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than Mark D. Ein).*
10.25	— Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
10.26	— Form of Phantom Membership Plan Exchange Agreement.*
10.27	— Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias.*
10.28	— Series D Convertible Debenture Due March 27, 2001 by DCR Communications, Inc. dated March 27, 1996.*
10.29	— Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc. dated May 10, 1996.*
10.30	— [Intentionally omitted]
10.31	— Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999. *******
10.32	— Ericsson Radio Systems AB Asset Purchase Agreement dated dated August 25, 1999. ******
10.33	— Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB. ******
10.34	— Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000. *********
10.35	— Amendment No. 1 to Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management Inc., dated March 2, 2000. *********
10.36	— Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000. *********
11	— Calculation of Pro Forma Net Income (Loss) Per Share.
21	— Subsidiaries of the Company.
23.1	— Consent of KPMG LLP.
27	— Financial Data Schedule.

*	Incorporated by reference to the Exhibits on the Company’s Registration Statement on Form S-1 (Registration No. 333-6067).

**	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-17803) which was filed with the Securities and Exchange Commission on December 13, 1996.

***	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

****	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 27, 1997.

*****	Incorporated by reference to the attachments to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 1998.

******	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 8, 1999.

*******	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 1999.

********	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

*********	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 20, 2000.

†	Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      (b)  Financial Statement Schedules. Schedule II

      Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (b)  Reports on Form 8-K.

      On November 8, 1999 the Company filed a Current Report on Form 8-K which reported that on October 22, 1999, the Company had sold its products businesses to Ericsson Radio Systems AB pursuant to an Asset Purchase Agreement, dated as of August 25,1999, between the Company, LCC Europe AS, a wholly-owned subsidiary of the Company, and Ericsson.

      (c)  Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

      (d)  None.

GLOSSARY OF TERMS

      “A-block auction” — An auction held by the FCC to award 30 MHz PCS licenses for 51 MTAs. The A-block auction, held in conjunction with the B-block auction, was concluded in March 1995, and licenses were awarded on June 23, 1995.

      “alphanumeric” — A message or other type of readout containing both letters (“alphas”) and numbers (“numerics”). In cellular, “alphanumeric memory dial” is a special type of dial-from-memory option that displays both the name of the individual and that individual’s phone number on the cellular phone handset. The name also can be recalled by using the letters on the phone keypad. By contrast, standard memory dial recalls numbers from number-only locations.

      “AMPS” — Advanced Mobile Phone Service. The United States analog cellular standard.

      “analog” — A method of storing, processing and transmitting information through the continuous variation of a signal.

      “antenna” — A device for transmitting and/or receiving signals.

      “B-block auction” — An auction held by the FCC to award 30 MHz PCS licenses for 51 MTAs. The B-block auction, held in conjunction with the A-block auction, was concluded in March 1995, and licenses were awarded on June 23, 1995.

      “base station” — A central radio transmitter/receiver that maintains communications with the mobile phone within a specified range.

      “Broadband PCS” — High frequency, next generation wireless services.

      “BTA” — Basic Trading Area. A service area designed by Rand McNally and adopted by the FCC to promote the rapid deployment and ubiquitous coverage of PCS and providers. There are 493 BTAs in the United States.

      “C-block auction” — An auction held by the FCC to award 30 MHz PCS licenses for 493 BTAs to entrepreneurial businesses having gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million. Bidding credits and installment payment options were granted to small businesses having average gross revenues for the preceding three years of less than $40 million. The C-block auction was concluded in May 1996. Licenses were awarded in late 1996 and early 1997.

      “CDMA” — Code Division Multiple Access. A digital wireless transmission technology for use in wireless telephone communications. CDMA is a spread spectrum technology in which calls are assigned a pseudo random code to encode digital bit streams. The coded signals are then transmitted over the air on a frequency between the end user and a cell site, where they are processed by a base station. CDMA allows more than one wireless user to simultaneously occupy a single RF band.

      “cell” — The basic geographic area covered by a single transmitter/receiver in a wireless phone system.

      “cellular network” — A telephone system based on a grid of “cells” deployed primarily at 800 and 900 MHz. Each cell contains transmitters, receivers and antennas, and is connected to switching gear and control equipment.

      “cell-splitting” — Adding a cell to overlap coverage of an existing site, which adds capacity to the area served by that existing site.

      “channel” — A single path, either RF or voice, for transmitting electrical signals.

      “D-block auction” — An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The D-block auction, held in conjunction with the E-block and F-block auctions, was concluded on January 14, 1997.

      “DCS” — Digital Communications Service. A GSM-based system in the 1800/1900 band.

      “digital” — A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technolo-

gies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

      “digital protocols” — Methodologies that serve to manage the communication for digital signal transmission. CDMA and TDMA are examples of high level digital protocols.

      “E-block auction” — An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The E-block auction, held in conjunction with the D-block and F-block auctions, was concluded on January 14, 1997.

      “ETACS” — Enhanced Total Access Cellular System. The European analog cellular standard.

      “F-block auction” — An auction held by the FCC to award 10 MHz PCS licenses for 493 BTAs. The F-block auction, held in conjunction with the D-block and E-block auctions, was concluded on January 14, 1997.

      “FCC” — Federal Communications Commission. The government agency responsible for regulating telecommunications in the United States.

      “frequency” — The number of cycles per second, measured in hertz, of a periodic oscillation or wave in radio propagation.

      “Global Positioning System” — A satellite-based network provided by the U.S. government which allows the user thereof to pinpoint precisely his or her location at any place in the world.

      “GSM” — Global System for Mobile Communications. A distributed open networking architecture standard for digital wireless systems world-wide. GSM is a TDMA technology which assigns calls into multiple time slots.

      “hand-off” — The act of transferring communication with a mobile unit from one base station to another. A hand-off transfers a call from the current base station to the new base station.

      “hertz” — A measurement of electromagnetic energy, equivalent to one “wave” or cycle per second.

      “iDEN” — Integrated Dispatch Enhanced Network. iDEN is a technology and a network solution for providing communications services in the SMR spectrum.

      “INFLEXION” — A technology for providing voice narrowband PCS developed by Motorola.

      “infrastructure equipment” — Fixed infrastructure equipment consisting of base stations, base station controllers, antennas, switches, management information systems and other equipment making up the backbone of the wireless communication system that receives, transmits and processes signals from and to subscriber equipment and/or between wireless systems and the public switched telephone network.

      “IS-54” — The first U.S. Digital Cellular Standard, based on TDMA and adopted by the CTIA in 1990.

      “IS-136” — North American Interim Standard-digital TDMA system specification.

      “ITU” — International Telecommunications Union

      “KHz” — Kilohertz (one thousand hertz).

      “LMDS” — Local Multipoint Distribution System. A fixed broadband point-to-multipoint system. Initially designed as an alternative multichannel video programming service, LMDS has emerged as an alternative for offering local exchange service, wireless telephony, data, internet access, video and other broadband services.

      “MHz” — Megahertz (millions of hertz).

      “microcells” — Cell sites with small coverage radius. Antenna heights are generally low, being 40 feet in height or less and typically have a service area of 1/4 to 2 miles.

      “microcell site” — comprised of a microcell base station and electrical and transmission termination equipment. This equipment provides the radio interface between the PCS network and the customer’s handset, and differs from the mini base station in its reduced physical dimensions and included integrated antennas. These units are the size of a medium-sized suitcase, allowing mounting on walls and poles.

      “MMDS” — Multichannel Multipoint Distribution System. A fixed broadband point-to-multipoint system. Initially designed as an alternative multichannel video programming service, MMDS has emerged as an alternative for offering local exchange service, wireless telephony, data, internet access, video and other broadband services.

      “MTA” — Major Trading Area. A PCS area designed by Rand McNally and adopted by the FCC. There are 51 MTAs in the United States.

      “MTSO” — Mobile Telephone Switching Office. The central computer that connects a wireless phone call to the public switching telephone network (PSTN). The MTSO controls the entire system’s operations, including monitoring calls, billing and handoffs.

      “Narrowband PCS” — Identifier given by the FCC for PCS spectrum in the 900 MHz frequency range. 50/50 KHz (paired), 50/12.5 KHz (paired) and 50 KHz (unpaired) were recently auctioned by the FCC and purchased by companies such as PageNet, Inc., Mtel, and AT&T Corporation. Narrowband PCS is expected to provide advanced data and voice communications for devices traditionally known as radio pagers, including acknowledgment and two-way paging capability.

      “network equipment” — The fixed infrastructure consisting of base stations, base station controllers, mobile switching centers and related information processing control points that manages communications between the mobile unit and the public switched telephone network.

      “PCS” — Personal Communications Services. FCC terminology describing intelligent, digital wireless, personal two-way communications systems at the 1900 MHz band.

      “PCS 1900” — 1900 MHz GSM-based digital cellular radio technology.

      “Public Switched Telephony Network” — The wireline telephone network.

      “REFLEX ™” — Two way narrowband PCS protocol developed by Motorola.

      “RF” — Radio frequency. Frequencies of the electromagnetic spectrum that are associated with radio wave propagation.

      “SMR” — Specialized Mobile Radio, referring to systems that serve non-public special mobile communication markets (for example, taxi cabs). Recent FCC rulings have permitted these operators to offer cellular-like services to the public.

      “switch” — A central facility capable of routing calls from one point to another. Usually a point of connection to the PSTN.

      “TDMA” — Time Division Multiple Access. A digital wireless transmission technology that converts analog voice signals into digital data and puts more than one voice channel on a single RF channel by separating the users in time.

      “3G” — A single next generation standard for the Americas, Europe, Japan, Korea and China which the ITU and other standard bodies are attempting to develop. This next generation of service will enable carriers to deploy key capabilities that current so-called “2G” wireless technologies such as TDMA, CDMA and GSM are unable to support, provide open standards and architecture and lower cost, higher capacity and improved performance. Anticipated 3G capabilities include wireline quality voice service, collaborative working between multimedia and high speed data, user customization allowing the subscriber better control over features such as voicemail routing, announcements and call screening, mobility-enabled services such as vehicular navigation and emergency services, wireless local loop capabilities, seamless global roaming, zone identification and billing and satellite interworking. The ITU has received numerous proposals from several countries and standards groups recommending specifications for the new standard and has formed an operators’ standards forum for the purpose of forging a consensus with respect to the new standard among operators, vendors and standards groups.

      “UNIX” — A multiuser, multitasking operating system.

      “uplink” — The radio path from a handset or mobile user to the cell site.

      “wireless” — A radio-based system allowing transmission of telephone and/or data signals through the air without a physical connection, such as a metal wire or fiber optic cable.

      “wireless local loop” — A system that eliminates the need for a wire loop connecting users to the public switched telephone network, which is used in conventional wired telephone systems, by transmitting voice messages over radio waves for the “last mile” connection between the location of the customer’s telephone and a base station connected to the network equipment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1999.

LCC INTERNATIONAL, INC.

By:	/s/ C. THOMAS FAULDERS, III

C. Thomas Faulders, III Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	President and Chief Executive Officer and Chairperson of the Board of Directors	March 30, 2000

/s/ DAVID N. WALKER David N. Walker	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 30, 2000

Mark D. Ein	Director	March , 2000

Steven Gilbert	Director	March , 2000

Gregory Ledford	Director	March , 2000

/s/ ARNO PENZIAS Arno Penzias	Director	March 30, 2000

/s/ NEERA SINGH Neera Singh	Director	March 30, 2000

/s/ RAJENDRA SINGH Rajendra Singh	Director	March 30, 2000

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance at	Charged to	Charged to		Balance at
Description	Beginning of period	costs and expenses	other accounts	Deductions	end of period

Year ended December 31, 1997

Allowance for doubtful accounts	13,769	3,206		5,046	11,929
Year ended December 31, 1998

Allowance for doubtfulaccounts	11,929	2,047	—	3,523	10,453
Year ended December 31, 1999

Allowance for doubtful accounts	10,453	—	850	3,443	7,860

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	— Restated Certificate of Incorporation of the Company.*
3.2	— Amended and Restated Bylaws of the Company.*
4.1	— Form of Class A and Class B Common Stock certificates.*
4.2	— LCC International, Inc. 1996 Directors Stock Option Plan.*
4.3	— LCC International, Inc. 1996 Employee Stock Option Plan.*
4.4	— LCC International, Inc. 1996 Employee Stock Purchase Plan.*
4.5	— Amendment No. 1 to LCC International, Inc. Employee Stock Purchase Plan**
4.6	— Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997. ********
4.7	— Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998. *****
4.8	— Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated April 16, 1998. *****
4.9	— Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated July 27, 1999. *******
4.10	— Amendment to LCC International, Inc. 1996 Employee Stock Option Plan, dated December 16, 1999
10.1	— 1994 LCC, L.L.C. Incentive Compensation Plan.*
10.2	— Amended and Restated Service Agreement, dated as of October 1, 1996, by and between TSI, a division of LCC International, Inc., and Nextel Communications, Inc.****
10.3	— Amended and Restated Software License Agreement, dated as of October 1, 1996 by and between LCC, a division of LCC International, Inc., and Nextel Communications, Inc.****
10.4	— Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C.*
10.5	— Letter Agreement dated March , 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.6	— Letter Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.7	— Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.8	— Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.9	— Letter Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.10	— Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102.*
10.11	— Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102.*
10.12	— Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno Penzias.*
10.13	— Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C.*
10.14	— Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation.*
10.15	— Form of Indemnity Agreement between LCC International, Inc. and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J. Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose, Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson and Michael S. McNelly.*

Exhibit
Number	Exhibit Description

10.16	— Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C.*
10.17	— Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc.*
10.18	— Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
10.19	— Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
10.20	— Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees.*
10.21	— Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
10.22	— Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
10.23	— Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996 Employee Option Plan).*
10.24	— Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than Mark D. Ein).*
10.25	— Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
10.26	— Form of Phantom Membership Plan Exchange Agreement.*
10.27	— Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias.*
10.28	— Series D Convertible Debenture Due March 27, 2001 by DCR Communications, Inc. dated March 27, 1996.*
10.29	— Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc. dated May 10, 1996.*
10.30	— [Intentionally omitted]
10.31	— Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999. *******
10.32	— Ericsson Radio Systems AB Asset Purchase Agreement dated dated August 25, 1999. ******
10.33	— Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB. ******
10.34	— Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000. *********
10.35	— Amendment No. 1 to Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management Inc., dated March 2, 2000. *********
10.36	— Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000. *********
11	— Calculation of Pro Forma Net Income (Loss) Per Share.
21	— Subsidiaries of the Company.
23.1	— Consent of KPMG LLP.
27	— Financial Data Schedule.

*	Incorporated by reference to the Exhibits on the Company’s Registration Statement on Form S-1 (Registration No. 333-6067).

**	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-17803) which was filed with the Securities and Exchange Commission on December 13, 1996.

***	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

****	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 27, 1997.

*****	Incorporated by reference to the attachments to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 1998.

******	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 8, 1999.

*******	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 1999

********	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

*********	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 20, 2000.

†	Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.