Form 10-Q
period 2000-03-31
LCC INTERNATIONAL INC
filed 2000-05-11
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2000, the registrant had outstanding 11,938,580 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,449,984 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2000

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three months ended March 31, 1999 and 2000	3

	Condensed consolidated balance sheets as of December 31, 1999 and March 31, 2000	4

	Condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 2000	5

	Notes to condensed consolidated financial statements	6

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	13

ITEM 2:	Changes in Securities	13

ITEM 3:	Defaults Upon Senior Securities	13

ITEM 4:	Submission of Matters to a Vote of Security Holders	13

ITEM 5:	Other Information	13

ITEM 6:	Exhibits and Reports on Form 8K	13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	1999	2000

REVENUES:

Service	$17,445	$29,297

Tower ownership and management	228	849

	17,673	30,146

COST OF REVENUES:

Service	11,705	21,721

Tower ownership and management	225	262

	11,930	21,983

GROSS PROFIT	5,743	8,163

OPERATING (INCOME) EXPENSE:

Sales and marketing	1,552	1,873

General and administrative	3,704	4,046

Tower portfolio sale and administration, net	—	(21,218)

Non-cash compensation	106	—

Depreciation and amortization	719	952

	6,081	(14,347)

OPERATING INCOME (LOSS)	(338)	22,510

OTHER INCOME (EXPENSE):

Interest income	220	230

Interest expense	(701)	(228)

Other	(1,399)	(394)

	(1,880)	(392)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,218)	22,118

PROVISION (BENEFIT) FOR INCOME TAXES	(326)	9,290

NET INCOME (LOSS)	$(1,892)	$12,828

NET INCOME (LOSS) PER SHARE:

Basic	$(0.12)	$0.64

Diluted	$(0.12)	$0.57

WEIGHTED AVERAGE SHARES USED IN CALCULATION

OF NET INCOME (LOSS) PER SHARE:

Basic	15,640	20,160

Diluted	15,640	22,604

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	March 31,
	1999	2000

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$1,951	$19,366

Short-term investments	86	13,643

Receivables, net of allowance for doubtful accounts of $7,860 and $7,124 at December 31, 1999 and March 31, 2000, respectively:

Trade accounts receivable	15,052	14,524

Due from related parties and affiliates	836	1,368

Unbilled receivables	5,187	16,352

Deferred income taxes, net	5,083	3,048

Prepaid expenses and other current assets	3,202	3,191

Total current assets	31,397	71,492

Property and equipment, net	37,762	13,500

Deferred income taxes, net	11,562	7,914

Other assets	2,147	1,463

	$82,868	$94,369

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Line of credit	$4,535	$—

Accounts payable	4,565	4,393

Accrued expenses	7,567	8,263

Accrued employee compensation and benefits	13,516	8,718

Deferred revenue	780	472

Income taxes payable	5,844	5,711

Other current liabilities	2,629	1,643

Total current liabilities	39,436	29,200

Other liabilities	1,006	5,429

Total liabilities	40,442	34,629

Preferred stock:

10,000 shares authorized; 0 shares issued and outstanding	—	—

Class A common stock, $0.01 par value:

70,000 shares authorized; 11,630 and 11,913 shares issued and outstanding at December 31, 1999 and March 31, 2000, respectively	116	119

Class B common stock, $0.01 par value:

20,000 shares authorized; 8,461 and 8,450 shares issued and outstanding at December 31, 1999 and March 31, 2000, respectively	85	85

Paid-in capital	85,846	90,205

Accumulated deficit	(38,999)	(26,171)

Notes receivable from shareholders	(3,025)	(3,025)

Subtotal	44,023	61,213

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,597)	(1,473)

Total shareholders’ equity	42,426	59,740

	$82,868	$94,369

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	1999	2000

Cash flows from operating activities:

Net income (loss)	$(1,892)	$12,828

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization	719	952

Non-cash compensation	106	—

Deferred income taxes	—	8,753

Gain on sale of tower portfolio, net	—	(21,218)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(64)	(11,745)

Accounts payable and accrued expenses	1,423	(4,737)

Other current assets and liabilities	3,434	240

Other non-current assets and liabilities	(2,724)	(9)

Net cash provided by (used in) operating activities	1,002	(14,936)

Cash flows from investing activities:

Increase in short term investments, net	—	(13,557)

Purchases of property and equipment	(7,833)	(1,326)

Proceeds from tower portfolio sale, net of expenses	—	57,655

Redemption of minority shareholders	—	(7,174)

Net cash provided by (used in) investing activities	(7,833)	35,598

Cash flows from financing activities:

Proceeds from issuance of common stock, net	61	—

Proceeds from exercise of options	—	1,288

Proceeds from line of credit	9,211	9,700

Payments on line of credit	—	(14,235)

Net cash provided by (used in) financing activities	9,272	(3,247)

Net increase in cash and cash equivalents — continuing operations	2,441	17,415

Net decrease in cash and cash equivalents — discontinued operations	(2,036)	—

Net increase in cash and cash equivalents	405	17,415

Cash and cash equivalents at beginning of period	4,240	1,951

Cash and cash equivalents at end of period	$4,645	$19,366

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:

Interest	$24	$196

Income taxes	202	413

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

      Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 3:  Other Comprehensive Income (Loss)

      During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at March 31, 1999 and 2000. Comprehensive income (loss), for the three months ended March 31 is as follows (in thousands).

	1999	2000

Net income (loss)	$(1,892)	$12,828

Other comprehensive income (loss), before tax	(12)	(199)

Income tax provision (benefit) related to items of comprehensive income	(16)	(75)

Other comprehensive income (loss), net of tax	4	(124)

Comprehensive income (loss)	$(1,888)	$12,704

Note 4:  Investment in Unconsolidated Affiliate

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company, and is a recently spun off division of the Italtel Group whose major shareholders were Siemens and Telecom Italia. The Company uses the equity method to account for its investment in Tecnosistemi. Tecnosistemi incurred cumulative losses since the date of acquisition through March 31, 2000 of $1.0 million. The Company recorded a loss in other income (expense) of $0.274 million related to the net of its pro-rata share of the loss and the profits on intercompany transactions since the date of acquisition.

Note 5:  Tower Portfolio Sale and Administration

      During March 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. Pursuant to the Asset Purchase Agreement, Microcell agreed to sell up to 197 tower sites owned or to be constructed by Microcell for a total purchase price of $80 million in cash payable as the sites are conveyed to Pinnacle. During March, 139 tower sites were conveyed to Pinnacle for net proceeds of $57.7 million after transaction expenses. Subsequent to March 31, 2000 the Company conveyed 27 towers for net proceeds of $10.3 million. The remaining towers are expected to convey periodically through year-end. As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company has deferred $4.9 million of the gain from the tower sale in March which relates to the maximum lease obligations under the Master Antenna Site Lease. These amounts are included in other long-term liabilities. Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvements and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation.

      On February 15, 2000 Microcell and the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with the minority shareholders of Microcell. Pursuant to the Settlement Agreement, concurrent with the Pinnacle tower sale, the aggregate 16.25% minority shareholder interests were redeemed and other costs paid and/or reimbursed for $7.2 million. The payment was capitalized as part of the Microcell assets and will be expensed as sites are conveyed to Pinnacle. As part of the settlement, all pending claims of the minority shareholders were settled and dismissed with prejudice (see note 6).

Note 6:  Contingencies

      The Company is party to various non-material legal proceeding and claims incidental to its business.

      Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders, the appointment of a custodian or receiver, and unspecified monetary damages. In connection with the sale of the Company towers to Pinnacle Towers, Inc., the parties settled all pending litigation, and all claims were dismissed with prejudice on March 7, 2000.

Note 7:  Segment Information

      The Company’s operating segments include Services (Engineering and Design Services and Program Management Services) and Tower ownership and management. Engineering and Design Services provides engineering and design services for cellular phone system operators, personal communication system (“PCS”) operators and other wireless communication systems providers. Program Management Services provides program and construction management services related to the build-out of wireless communication systems. Tower ownership and management builds, owns and manages telecommunications towers.

      Segment detail is summarized as follows (in thousands):

		Tower
		Ownership
		and	Segment
	Services	Management	Total

Three Months Ended March 31, 1999

Revenues:

Net revenue from external customers	$17,445	$228	$17,673

Inter-segment revenue	86	—	86

Total revenue	$17,351	$228	$17,759

Net income (loss)	$2,859	$(1,057)	$1,802

Total assets	$58,129	$25,350	$83,479

		Tower
		Ownership
		and	Segment
	Services	Management	Total

Three Months Ended March 31, 2000

Revenues:

Net revenue from external customers	$29,297	$849	$30,146

Inter-segment revenue	—	—	—

Total revenue	$29,297	$849	$30,146

Net income (loss)	$2,571	$20,923	$23,494

Total assets	$86,178	$8,191	$94,369

      A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements is as follows:

		Unallocated
	Segment	Corporate		Consolidated
	Total	Expenditures	Eliminations	Total

1999

Net income (loss)	$1,802	$(3,651)	$(43)	$(1,892)

2000

Net income (loss)	$23,494	$(10,666)	$—	$12,828

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three Months Ended March 31, 1999 and 2000

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations include, without limitation, forward-looking statements regarding the Company’s ability to pursue and secure new business opportunities, its tower business, and working capital. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

      The Company is one of the world’s largest independent providers of Radio Frequency (“RF”) engineering and system deployment services to the wireless telecommunications industry. The Company has provided these services to operators of more than 200 wireless systems in more than 50 countries. In 1996 the Company entered the tower ownership and management business which consists of acquiring, developing and managing telecommunications towers. The telecommunication towers were sold in March 2000, and the Company repositioned this operation to provide tower site audits and operation and management services.

      The Company’s revenues are generated through contracts for RF engineering and system deployment services, and lease revenue from its tower ownership and management business. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides system deployment services on a time and materials or fixed price basis. The Company’s revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites.

      Service revenues consist of revenues from engineering design services and system deployment services. Prior to the Pinnacle transaction, tower ownership and management revenues consisted of lease revenue from the leasing of space on telecommunications towers to wireless communication carriers. The Company derives a significant portion of its total revenues from its international customers. To date, its tower ownership and management revenues have come exclusively from the leasing of RF transmission towers in the United States.

      Cost of revenues consists of costs associated with engineering design and system deployment services and directs costs related to the tower ownership and management business. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company’s marketing, sales and customer support plans. General and Administrative expenses consist of the compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems and executive office functions. Non-cash compensation consists of awards under a program for key employees adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company’s initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

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

      To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design, system deployment and tower management services.

Results of Operations

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues
	Three Months Ended
	March 31,

	1999	2000

Revenues:

Service	98.7%	97.2%

Tower ownership and management	1.3	2.8

Total revenues	100.0	100.0

Cost of revenues	67.5	72.9

Gross profit	32.5	27.1

Operating (income) expense:

Sales and marketing	8.8	6.2

General and administrative	21.0	13.4

Tower portfolio sale and administration, net	0.0	(70.4)

Non-cash compensation	0.6	0.0

Depreciation and amortization	4.0	3.2

Total operating expenses	34.4	(47.6)

Operating income (loss)	(1.9)	74.7

Other income (expense):

Interest income	1.2	0.8

Interest expense	(3.9)	(0.8)

Other	(7.9)	(1.3)

Total other income (expense)	(10.6)	(1.3)

Income (loss) from operations before income taxes	(12.5)	73.4

Provision (benefit) for income taxes	(1.8)	30.8

Net income (loss)	(10.7)%	42.6%

Three Months Ended March 31, 1999

Compared to
Three Months Ended March 31, 2000

      Revenues. Revenues for the three months ended March 31, 2000 were $30.2 million compared to $17.7 million for the prior year, an increase of $12.5 million or 70.6%. This increase is driven by the XM Satellite and Misrfone contracts, which together accounted for $14.9 million of the increased revenue. Tower ownership and management revenue also accounted for $0.6 million of the increased revenue. This increase was offset by a decline of $2.1 million attributed to the successful completion of two Brazilian contracts last year without replacement projects.

      Cost of Revenues. Cost of revenues for the three months ended March 31, 2000 were $22.0 million compared to $11.9 million for the prior year, an increase of $10.1 million or 84.3%. As a percentage of total revenues, cost of revenues was 72.9% and 67.5% for 2000 and 1999, respectively. The XM satellite and Misrfone contracts accounted for $11.3 million of the cost increase, corresponding to their growth in contract revenue. This increase was offset by a decrease in costs in Brazil of $1.2 million.

      Gross Profit. Gross profit for the three months ended March 31, 2000 was $8.2 million compared to $5.7 million for the prior year, an increase of $2.4 million or 42.1%. The XM Satellite and Misrfone contracts accounted for $3.6 million of the increase along with $0.6 million generated by tower ownership and management. These increases in gross profit are partially offset by completion of two Brazilian contracts last year without replacement projects ($0.9 million) and increased use of technical resources in business development. As a percentage of total revenues, gross profit was 27.1% and 32.5% for 2000 and 1999, respectively. The reduction in the gross profit percentage reflects the increased revenue derived from large contracts. These large contracts provide lower margin, but are self-contained providing efficiencies in sales and marketing and general and administrative costs.

      Sales and Marketing. Sales and marketing expenses were $1.9 million for the three months ended March 31, 2000 compared to $1.6 million for the prior year, an increase of $0.3 million. As a percentage of total revenues, sales and marketing was 6.2% in 2000 compared to 8.8% in 1999. The increased revenues from large, self-contained contracts enabled sales and marketing costs to increase at a lower rate than revenue growth.

      General and Administrative. General and administrative expenses were $4.0 million for the three months ended March 31, 2000 compared to $3.7 million for the prior year. The increase in expense is primarily caused by increased administrative support costs in Europe. As a percentage of total revenues, general and administrative expenditures were 13.4% in 2000 compared to 21.0% in 1999. The increased revenues from large, self-contained contracts enabled general and administrative costs to increase at a lower rate than revenue growth.

      Tower Portfolio Sale and Administration. During February 2000, the company entered into an agreement for the sale of 197 tower sites owned or to be constructed for a total purchase price of approximately $80.0 million when the sites are conveyed. Through the end of March 2000, 139 towers were successfully conveyed resulting in a net gain of $21.2 million. The remaining towers are expected to convey periodically through year-end.

      Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended March 31, 2000 compared to $0.7 million for the prior year, an increase of $0.2 million or 32.4%. The increased depreciation expense is largely related to purchase of equipment and computers to support revenue and associated staff growth.

      Interest Expense. Interest expense was $0.2 million for the three months ended March 31, 2000 compared to $0.7 million for the prior year, a decrease of $0.5 million or 67.5%. The decrease reflects the cash proceeds from the initial closing of the sale of telecommunication towers. The proceeds from the initial closing, on March 3, 2000, were used to repay the Company’s credit facility.

      Other Expense. Other expense was $0.4 million for the three months ended March 31, 2000 compared to $1.4 million for the prior year, a decrease of $1.0 million. This decrease is largely attributed to a reduction in foreign currency losses of $1.3 million. This reduction was offset by losses using the equity method of accounting for the Company’s 19.9% investment in Tecnosistemi.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $9.3 million for the three months ended March 31, 2000 compared to a benefit of $0.3 million for the prior year. The provision for income taxes was recorded in 2000 using an effective income tax rate of approximately 42.0%. The effective tax in excess of the statutory rate reflects the effect of non-deductible expenses resulting from the tower portfolio sale. The benefit for income taxes was recorded in 1999 based on an effective income tax rate of approximately 15.0%. The change in effective income tax rates is due both to the impact of the sale of the telecommunication tower portfolio and to the conversion of the MCI note during the third quarter of 1999.

      Net Income (Loss). Net income was $12.8 million for the three months ended March 31, 2000 compared to a loss of $1.9 million for the prior year. The increase in net income was due to income generated from the partial sale of the telecommunication towers during the quarter and increase in gross profit generated by the increased revenue.

Liquidity and Capital Resources

      Cash and cash equivalents, were $19.4 million at March 31, 2000 compared to $2.0 million at December 31, 1999 an increase of $17.4 million. The increase in cash was driven by the net cash provided by investing activities of $35.6 million. This increase is primarily a result of the net proceeds from the tower portfolio sale of $57.7 million. Also included in investing activities is $7.2 million paid to minority shareholders to acquire their interest in the tower ownership subsidiary, concurrent with the portfolio sale. Net cash used by operating activities of $14.9 million was primarily driven by an increase in unbilled receivables resulting from substantial revenue growth from a large fixed price contract. Other operating cash was used to pay accounts payable and accrued expenses of $4.7 million. Net cash flow used in financing activities of $3.2 million, includes the net repayment of all of the Company’s obligations under its credit facility of $4.5 million.

      Working capital was $42.3 million at March 31, 2000 versus $(8.0) million at December 31, 1999, an increase of $50.3 million. The increase in working capital was primarily due to the proceeds received to-date from the sale of the Company’s telecommunication tower portfolio. The Company believes it has sufficient working capital for the next year.

PART II  OTHER INFORMATION

Item 1:  Legal Proceedings

      Albert Grimes et al. V LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders, the appointment of a custodian or receiver, and unspecified monetary damages. In connection with the sale of the Company towers to Pinnacle Towers, Inc., the parties settled all pending litigation, and all claims were dismissed with prejudice on March 7, 2000.

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           10.1 — Loan Agreement, dated as of December 22, 1999, by and between LCC International, Inc. and C. Thomas Faulders, III

           10.2 — Note, dated December 22, 1999, of C. Thomas Faulders, III to LCC International, Inc. in the principal amount of $1,625,000

           11  — Computations of Earnings per Common Share

           27.1 — Financial Data Schedule

      (b)  Reports on Form 8-K

      On March 20, 2000 the Company filed a current report on Form 8-K which reported that, on March 3, 2000 Microcell Management, Inc., a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Date: May 11, 2000	Signed: /s/ DAVID N. WALKER David N. Walker Senior Vice President, Treasurer and Chief Financial Officer