Form 10-Q
period 2000-06-30
LCC INTERNATIONAL INC
filed 2000-08-10
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2000, the registrant had outstanding 11,968,819 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,449,984 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2000

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 2000	3

	Condensed consolidated balance sheets as of December 31, 1999 and June 30, 2000	4

	Condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 2000	5

	Notes to condensed consolidated financial statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	14

ITEM 2:	Changes in Securities	14

ITEM 3:	Defaults Upon Senior Securities	14

ITEM 4:	Submission Of Matters to a Vote of Security Holders	14

ITEM 5:	Other Information	15

ITEM 6:	Exhibits and Reports on Form 8-K	15

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

REVENUES:

Services	$15,679	$34,150	$33,124	$63,447

Tower ownership and management	452	134	680	982

	16,131	34,284	33,804	64,429

COST OF REVENUES:

Services	12,256	24,719	23,961	46,438

Tower ownership and management	300	61	525	324

	12,556	24,780	24,486	46,762

GROSS PROFIT	3,575	9,504	9,318	17,667

OPERATING EXPENSES:

Sales and marketing	1,247	2,274	2,799	4,147

General and administrative	5,690	4,807	9,500	8,853

Tower portfolio sale and administration, net	—	(4,088)	—	(25,306)

Depreciation and amortization	820	641	1,539	1,592

	7,757	3,634	13,838	(10,714)

OPERATING INCOME (LOSS)	(4,182)	5,870	(4,520)	28,381

OTHER INCOME (EXPENSE):

Interest income	—	676	220	906

Interest expense	(894)	(115)	(1,595)	(344)

Other expense	55	(169)	(1,344)	(563)

	(839)	392	(2,719)	(1)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(5,021)	6,262	(7,239)	28,380

PROVISION (BENEFIT) FOR INCOME TAXES	(1,854)	2,630	(2,180)	11,920

NET INCOME (LOSS)	$(3,167)	$3,632	$(5,059)	$16,460

NET INCOME (LOSS) PER SHARE:

Basic	$(0.20)	$0.18	$(0.32)	$0.81

Diluted	$(0.20)	$0.16	$(0.32)	$0.72

WEIGHTED AVERAGE SHARES USED IN CALCULATION

OF NET INCOME (LOSS) PER SHARE:

Basic	15,702	20,384	15,671	20,272

Diluted	15,702	22,730	15,671	22,744

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	June 30,
	1999	2000

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$1,951	$13,235

Short-term investments	86	23,426

Receivables, net of allowance for doubtful accounts of $7,860 and $7,002 at December 31, 1999 and June 30, 2000, respectively:

Trade accounts receivable	15,052	23,010

Due from related parties and affiliates	836	1,354

Unbilled receivables	5,187	16,551

Deferred income taxes, net	5,083	2,510

Prepaid expenses and other current assets	3,202	1,984

Total current assets	31,397	82,070

Property and equipment, net	37,762	7,129

Deferred income taxes, net	11,562	7,125

Other assets	2,147	1,723

	$82,868	$98,047

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Line of credit	$4,535	$—

Accounts payable	4,565	3,274

Accrued expenses	7,567	7,278

Accrued employee compensation and benefits	13,516	9,739

Deferred revenue	780	599

Income taxes payable	5,844	6,443

Other current liabilities	2,629	870

Total current liabilities	39,436	28,203

Other liabilities	1,006	6,315

Total liabilities	40,442	34,518

Preferred stock:

10,000 shares authorized; 0 shares issued and outstanding	—	—

Class A common stock, $0.01 par value:

70,000 shares authorized; 11,630 and 11,961 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively	116	119

Class B common stock, $0.01 par value:

20,000 shares authorized; 8,461 and 8,450 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively	85	85

Paid-in capital	85,846	90,675

Accumulated deficit	(38,999)	(22,539)

Notes receivable from shareholders	(3,025)	(3,025)

Subtotal	44,023	65,315

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,597)	(1,786)

Total shareholders’ equity	42,426	63,529

	$82,868	$98,047

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	1999	2000

Cash flows from operating activities:

Net income (loss)	$(5,059)	$16,460

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization	1,539	1,592

Deferred income taxes	—	11,348

Gain on sale of tower portfolio	—	(25,306)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	1,225	(20,728)

Accounts payable and accrued expenses	2,076	(5,820)

Other current assets and liabilities	3,320	81

Other non-current assets and liabilities	(6,142)	(369)

Net cash used in operating activities	(3,041)	(22,742)

Cash flows from investing activities:

Increase in short-term investments, net	—	(23,340)

Purchases of property and equipment	(11,233)	(2,620)

Proceeds from tower portfolio sale, net of expenses	—	69,938

Purchase of minority interest	—	(7,174)

Proceeds from sale of property and equipment	—	209

Net cash provided by (used in) investing activities	(11,233)	37,013

Cash flows from financing activities:

Proceeds from issuance of common stock, net	109	270

Proceeds from exercise of options	222	1,278

Payments on line of credit	—	(14,235)

Proceeds from line of credit	16,961	9,700

Net cash provided by (used in) financing activities	17,292	(2,987)

Net increase in cash and cash equivalents — continuing operations	3,018	11,284

Net decrease in cash and cash equivalents — discontinued operations	(3,399)	—

Net increase in cash and cash equivalents	(381)	11,284

Cash and cash equivalents at beginning of period	4,240	1,951

Cash and cash equivalents at end of period	$3,859	$13,235

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:

Interest	$1,261	$148

Income taxes	1,367	887

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

Note 3:  Other Comprehensive Income (Loss)

      During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at June 30, 1999 and 2000. Comprehensive income (loss), for the three and six month periods ended June 30, 1999 and 2000 is as follows (in thousands).

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Net income (loss)	$(3,167)	$3,632	$(5,059)	$16,460

Other comprehensive loss, before tax	(213)	(540)	(201)	(327)

Income tax benefit related to items of comprehensive income	(69)	(227)	(61)	(138)

Other comprehensive loss, net of tax	(144)	(313)	(140)	(189)

Comprehensive income (loss)	$(3,311)	$3,319	$(5,199)	$16,271

Note 4:  Investments in Unconsolidated Affiliates

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company, and is a recently spun off division of the Italtel Group whose major shareholders were Siemens and Telecom Italia. The Company uses the equity method to account for its investment in Tecnosistemi. Tecnosistemi incurred cumulative losses since the date of acquisition through June 30, 2000 of $2.8 million. The Company recorded a loss in other income (expense) of $0.642 million related to its pro-rata share of the loss and profits on intercompany transactions since the date of acquisition.

      In May 2000, the Company acquired 18.2% of Mobilocity, Inc. (“Mobilocity”) for $500,000. Mobilocity provides mobile-business strategic consulting and implementation services.

Note 5:  Tower Portfolio Sale and Administration

      During March 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. Pursuant to the Asset Purchase Agreement, Microcell agreed to sell up to 197 tower sites owned or to be constructed by Microcell for a total purchase price of up to $80 million in cash payable as the sites are conveyed to Pinnacle. As of June 30, 2000, 170 tower sites were conveyed to Pinnacle for net proceeds of $69.9 million. Subsequent to June 30, 2000, the Company conveyed an additional 7 towers to Pinnacle for net proceeds of $2.2 million. The remaining towers are expected to convey periodically through year-end. As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company has deferred $5.9 million of the gain from the tower sales through June which relates to the maximum lease obligations under the Master Antenna Site Lease. These amounts are included in other long-term obligations. Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvements and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation.

      On February 15, 2000, Microcell and the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with the minority shareholders of Microcell. Pursuant to the Settlement Agreement, concurrent with the Pinnacle tower sale, the aggregate 16.25% minority shareholder interests were redeemed and other costs paid and/or reimbursed for $7.2 million. The payment was capitalized as part of the Microcell assets and will be expensed as sites are conveyed to Pinnacle. As part of the settlement, all pending claims of the minority shareholders were settled and dismissed with prejudice (see note 6).

Note 6:  Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business.

      Albert Grimes et al. v. LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. In connection with the sale of the Company towers to Pinnacle Towers, Inc., the parties settled all pending litigation, and all claims were dismissed with prejudice on March 7, 2000.

Note 7:  Segment Information

      The Company’s operating segments include Services (Engineering and Design Services, System Deployment Services, and Tower Services and Management) and Tower ownership and management. Engineering and Design Services provides engineering and design services for cellular phone system operators, personal communication system (“PCS”) operators and other wireless communication systems providers. System Deployment Services provides program and construction management services related to the build-out of wireless communication systems. Tower Services and Management offers site audit, maintenance and project management services to telecommunications tower owners. Tower ownership and management builds, owns and manages telecommunications towers.

      Segment detail is summarized as follows (in thousands):

			Tower Ownership
	Services		and Management		Segment Total

	1999	2000	1999	2000	1999	2000

Six Months Ended June 30,

Revenues:

From external customers	$33,124	$63,447	$680	$982	$33,804	$64,429

Inter-segment revenue	301	—	—	—	301	—

Total revenue	$33,425	$63,447	$680	$982	$34,105	$64,429

Net income (loss)	$4,116	$6,902	$(2,237)	$15,023	$1,879	$21,925

Total assets	$25,424	$95,783	$28,293	$2,264	$53,717	$98,047

			Tower Ownership
	Services		and Management		Segment Total

	1999	2000	1999	2000	1999	2000

Three Months Ended June 30,

Revenues:

From external customers	$15,679	$34,150	$452	$134	$16,131	$34,284

Inter-segment revenue	215	—	—	—	215	—

Total revenue	$15,894	$34,150	$452	$134	$16,346	$34,284

Net income (loss)	$1,257	$4,667	$(1,180)	$2,413	$77	$7,080

Total assets	$25,424	$95,783	$28,293	$2,264	$53,717	$98,047

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Segment total	$77	$7,080	$1,879	$21,925

Unallocated corporate expenditures	(3,044)	(3,448)	(6,695)	(5,465)

Eliminations	(200)	—	(243)	—

Consolidated net income (loss)	$(3,167)	$3,632	$(5,059)	$16,460

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three and Six Months Ended June 30, 1999 and 2000

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations include, without limitation, forward-looking statements regarding the Company’s ability to pursue and secure new business opportunities, its tower management business and its working capital. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

      The Company is one of the world’s largest independent providers of Radio Frequency (“RF”) engineering and system deployment services to the wireless telecommunications industry. The Company has provided these services, to operators of more than 200 wireless systems in more than 50 countries. In 1996 the Company entered the tower ownership and management business which consists of acquiring, developing and managing telecommunications towers. The telecommunication towers were sold in March 2000, and the Company repositioned this operation to provide telecommunications site audits and operation and management services.

      The Company’s revenues are generated through contracts for RF engineering and system deployment services, and management revenue from its tower ownership and management business. The Company provides engineering design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally provides system deployment services on a time and materials or fixed price basis. The Company’s revenues also include reimbursement for expenses, including the living expenses of engineers on customer sites. The Company derives a significant portion of its total revenues from its international customers. To date, its tower ownership and management revenues have come exclusively from the leasing of RF transmission towers in the United States.

      Cost of revenues consists of costs associated with engineering design and system deployment services and direct costs related to the tower ownership and management business. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company’s marketing, sales and customer support plans. General and administrative expenses consist of the compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems and executive office functions.

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

      To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investment by network system operators over the next few years in design, system deployment and tower services and management.

Results of Operations

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Revenues:

Services	97.2%	99.6%	98.0%	98.5%

Tower ownership and management	2.8	0.4	2.0	1.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:

Services	76.0	72.1	70.9	72.1

Tower ownership and management	1.8	0.2	1.5	0.5

Total cost of revenues	77.8	72.3	72.4	72.6

Gross profit:

Services	21.2	27.5	27.1	26.4

Tower ownership and management	1.0	0.2	0.5	1.0

Total gross profit	22.2	27.7	27.6	27.4

Operating expenses:

Sales and marketing	7.7	6.6	8.3	6.4

General and administrative	35.3	14.0	28.1	13.7

Tower portfolio sale and operations, net	0.0	(11.9)	0.0	(39.3)

Depreciation and amortization	5.1	1.9	4.6	2.5

Total operating expenses	48.1	10.6	41.0	(16.7)

Operating income (loss)	(25.9)	17.1	(13.4)	44.1

Other income (expense):

Interest income	0.0	2.0	0.7	1.4

Interest expense	(5.5)	(0.3)	(4.7)	(0.5)

Other	0.3	(0.5)	(4.0)	(0.9)

Total other income (expense)	(5.2)	1.2	(8.0)	0.0

Income (loss) from operations before income taxes	(31.1)	18.3	(21.4)	44.1

Provision (benefit) for income taxes	(11.5)	7.7	(6.4)	18.5

Net income (loss)	(19.6)%	10.6%	(15.0)%	25.6%

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000

      Revenues. Revenues for the three months ended June 30, 2000 were $34.3 million compared to $16.1 million for the prior year, an increase of $18.2 million or 113%. Increased revenue in North America of $15.6 million was the largest contributor to the growth, with the XM Satellite contract providing 72% of the North American increase. Increased revenue in Europe and the Middle East of $4.2 million also contributed to the growth, offset by declines in Central and Latin America.

      Cost of Revenues. Cost of revenues for the three months ended June 30, 2000 was $24.8 million compared to $12.6 million for the prior year, an increase of $12.2 million or 97%. As a percentage of total revenues, cost of revenues was 72.3% and 77.8% for 2000 and 1999, respectively.

      Gross Profit. Gross profit for the three months ended June 30, 2000 was $9.5 million compared to $3.6 million for the prior year, an increase of $5.9 million or 166%. The gross profit increase is largely attributable to the increase in revenues. As a percentage of total revenues, gross profit was 27.7% and 22.2% for 2000 and 1999, respectively. The 2000 gross profit margin compares favorably to the prior year because of several non-recurring charges of $0.7 million incurred in 1999.

      Sales and Marketing. Sales and marketing expenses were $2.3 million for the three months ended June 30, 2000 compared to $1.2 million for the prior year, an increase of $1.0 million. The increase is due primarily to business development efforts in the Company’s Europe and Middle East regions.

      General and Administrative. General and administrative expenses were $4.8 million for the three months ended June 30, 2000 compared to $5.7 million for the prior year, a decrease of $0.9 million. The decline is largely due to large legal expenditures in 1999 relative to litigation with minority shareholders of Microcell and support relative to the sale of discontinued operations.

      Tower Portfolio Sale and Administration. During February 2000, the company entered into an agreement for the sale of up to 197 tower sites owned or to be constructed for a total purchase price of up to approximately $80.0 million when the sites are conveyed. During the current quarter 31 towers were successfully conveyed resulting in a net gain of $4.1 million.

      Depreciation and Amortization. Depreciation and amortization expense was $0.6 million for the three months ended June 30, 2000 compared to $0.8 million for the prior year. The decrease is a result of the reduction in assets sold as part of the Company’s tower portfolio sale.

      Interest Income/ Expense. Interest income, net of interest expense, was $0.6 million for the three months ended June 30, 2000 compared to an expense of ($0.9) million for the prior year. The interest expense in 1999 was largely attributed to borrowings under the Company’s credit facility to finance the construction of towers. The proceeds from the sale of the towers in 2000 provided sufficient proceeds to repay the Company’s credit facility and provide cash reserves that generated the interest income.

      Other Expense. Other expense was $0.2 million for the three months ended June 30, 2000 compared to income of $0.1 million in the prior year. The other expense in the current quarter is largely attributable to losses using the equity method of accounting for the Company’s 19.9% investment in Tecnosistemi of $0.4 million. These losses were offset by a gain of $0.3 million from proceeds received in excess of that anticipated from the final installment payment received from a Company sold in 1998.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $2.6 million for the three months ended June 30, 2000 compared to a benefit of $1.9 million for the prior year. The provision for income taxes was recorded for the three months ended June 30, 2000 using an effective tax rate of 42.0%. The effective tax rate in excess of the statutory rate reflects the effect of non-deductible expenses resulting from the tower portfolio sale. The benefit for income taxes was recorded in 1999 based on an effective income tax rate or approximately 36.9%. The change in effective income tax rates is due both to the impact of the sale of the telecommunication tower portfolio and to the conversion of the MCI note during the third quarter of 1999.

      Net Income (Loss). Net income was $3.6 million for the three months ended June 30, 2000 compared to a loss of $3.2 million for the prior year. The increase in net income was due to income generated from the sale of the telecommunication towers conveyed during the quarter and an increase in gross profit generated by increased revenue.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 2000

      Revenues. Revenues for the six months ended June 30, 2000 were $64.4 million compared to $33.8 million for the prior year, an increase of $30.6 million or 91%. Increased revenue in North America of $26.1 million was the largest contributor to the growth, with the XM Satellite contract providing 85% of the North American increase. Increased revenue in Europe and the Middle East of $8.4 million also contributed to the growth, offset by declines in Central and Latin America and Asia.

      Cost of Revenues. Cost of revenues for the six months ended June 30, 2000 was $46.8 million compared to $24.5 million for the prior year, an increase of $22.3 million or 91%. As a percentage of total revenues, cost of revenues was 72.6% and 72.4% for 2000 and 1999, respectively.

      Gross Profit. Gross profit for the six months ended June 30, 2000 was $17.7 million compared to $9.3 million for the prior year, an increase of $8.4 million or 90%. As a percentage of total revenues, gross profit was 27.4% and 27.6% for 2000 and 1999, respectively.

      Sales and Marketing. Sales and marketing expenses were $4.1 million for the six months ended June 30, 2000 compared to $2.8 million for the prior year, an increase of $1.3 million. The increase is due primarily to business development efforts related to the Company’s Europe and Middle East regions.

      General and Administrative. General and administrative expenses were $8.9 million for the six months ended June 30, 2000 compared to $9.5 million for the prior year, a decrease of $0.7 million. The decline is largely due to large legal expenditures in 1999 relative to litigation with minority shareholders of Microcell and support relative to the sale of discontinued operations.

      Tower Portfolio Sale and Administration. During February 2000, the company entered into an agreement for the sale of up to 197 tower sites owned or to be constructed for a total purchase price of up to approximately $80.0 million when the sites are conveyed. Through the end of June 2000, 170 towers were successfully conveyed resulting in a net gain of $25.3 million. The remaining towers are expected to convey periodically through year-end.

      Depreciation and Amortization. Depreciation and amortization expense was $1.6 million for the six months ended June 30, 2000 compared to $1.5 million in 1999. The increase is due to capital spending to support the Company’s growth, offset by a decrease of $0.2 million as a result of the reduction in assets sold as part of the Company’s tower portfolio sale.

      Interest Income/ Expense. Interest income, net of interest expense, was $0.6 million for the six months ended June 30, 2000 compared to an expense of ($1.4) million for the prior year. The interest expense in 1999 was largely attributed to borrowings under the Company’s credit facility to finance the construction of towers. The proceeds from the sale of the towers in 2000 provided sufficient proceeds to repay the Company’s credit facility and provide cash reserves that generated the interest income.

      Other (Expense). Other expense was $0.5 million for the six months ended June 30, 2000 compared to $1.3 million for the prior year, a decrease of $0.8 million. The other expense in the current year is largely attributable to losses using the equity method of accounting for the Company’s 19.9% investment in Tecnosistemi of $0.6 million. The loss in 1999 was largely driven by foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin America operations.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $11.9 million for the six months ended June 30, 2000 compared to a benefit of $2.2 million for the prior year. The provision for income taxes was recorded for the six months ended June 30, 2000 using an effective tax rate of 42.0%. The effective tax rate in excess of the statutory rate reflects the effect of non-deductible expenses resulting from the tower portfolio sale. The benefit for income taxes was recorded in 1999 based on an effective income tax rate or approximately 30.1%. The change in effective income tax rates is due both to the impact of the sale of the telecommunication tower portfolio and to the conversion of the MCI note during the third quarter of 1999.

      Net Income (Loss). Net income was $16.5 million for the six months ended June 30, 2000 compared to a loss of $5.1 million for the prior year. The increase in net income was due to income generated from the sale of the telecommunication towers conveyed during the year and additional gross profit generated by increased revenue.

Liquidity and Capital Resources

      Cash and cash equivalents were $13.2 million at June 30, 2000 compared to $2.0 million at December 31, 1999, an increase of $11.2 million. Cash combined with short-term investments at June 30, 2000 provides total liquid assets of $36.7 million. This increase in liquidity stems from cash received from the tower portfolio sale of $69.9 million. The tower proceeds were largely used to acquire minority shareholders interests in the tower subsidiary ($7.2 million), eliminate debt ($4.5 million), and fund operating activities ($22.7 million). Cash used in operating activities was primarily related to receivable growth as a result of increased revenue.

      Working capital was $53.9 million at June 30, 2000 compared to $(8.0) million at December 31, 1999, an increase of $61.9 million. The increase in working capital was primarily due to the proceeds received to-date from the sale of the Company’s telecommunication tower portfolio. The Company believes it has sufficient working capital for the next year.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

      Albert Grimes et al. v. LCC International, Inc. et al., Civil Action No. 16957-NC, in the Court of Chancery of the State of Delaware, Castle County. On February 12, 1999, the minority shareholders of the Company’s majority-owned Microcell subsidiary filed a suit against the Company, the directors appointed by the Company to the Microcell Board and Microcell itself, seeking rescission of the shareholders’ agreement between the Company and the minority shareholders (which concerns management of Microcell, funding commitments and other matters), the appointment of a custodian or receiver, and unspecified monetary damages. In connection with the sale of the Company towers to Pinnacle Towers, Inc., the parties settled all pending litigation, and all claims were dismissed with prejudice on March 7, 2000.

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 16, 2000. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

           Proposal 1 – Election of Directors

	Term		Votes		Broker
Elected Director	Expires	Votes For(1)	Withheld(1)		Non-Votes(1)

C. Thomas Faulders, III	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

Rajendra Singh	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

Neera Singh	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

Mark Ein	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

Arno Penzias	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

Steven Gilbert	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

Gregory Ledford	2001	10,754,972(A)	32,550(A	)	0(A	)
		84,499,840(B)	0(B	)	0(B	)

           Proposal 2 – Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2000.

Votes	Votes		Votes		Broker
For(1)	Against(1)		Abstaining(1)		Non-Votes(1)

10,734,247(A)	2,025(A	)	1,250(A	)	0(A	)
84,499,840(B)	0(B	)	0(B	)	0(B	)

           Proposal 3 – Adoption of an amendment to the Employee Plan increasing the maximum number of Class A Common Stock that may be issued upon exercise of options granted thereunder to 8,825,000 shares.

Votes	Votes		Votes		Broker
For(1)	Against(1)		Abstaining(1)		Non-Votes(1)

5,280,681(A)	1,676,622(A	)	4,317(A	)	0(A	)
84,499,840(B)	0(B	)	0(B	)	0(B	)

           Proposal 4 – Adoption of an amendment to the Directors’ Plan increasing the maximum number of Class A Common Stock that may be issued upon exercise of options granted thereunder to 250,000 shares and the maximum number of Class B Common Stock that may be issued upon exercise of options remain the same at 250,000 shares.

Votes	Votes		Votes		Broker
For(1)	Against(1)		Abstaining(1)		Non-Votes(1)

6,708,650(A)	245,803(A	)	7,167(A	)	0(A	)
84,499,840(B)	0(B	)	0(B	)	0(B	)

Note(1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes.

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           11 — Computations of Earnings Per Common Share

           27 — Financial Data Schedule

      (b)  Reports on Form 8-K

      On July 31, 2000, the Company filed a Current Report on Form 8-K/ A amending exhibit 2.1 of the original Report on Form 8-K to include certain information previously omitted pursuant to a request for confidential treatment. No other information in the original Report on Form 8-K was amended by this amendment.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Date: August 10, 2000	Signed: /s/ DAVID N. WALKER David N. Walker Senior Vice President, Treasurer and Chief Financial Officer