Form 10-Q
period 2000-09-30
LCC INTERNATIONAL INC
filed 2000-11-13
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2000 the registrant had outstanding 12,026,436 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,449,984 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2000

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000	3

	Condensed consolidated balance sheets as of December 31, 1999 and September 30, 2000	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 2000	5

	Notes to condensed consolidated financial statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	15

ITEM 2:	Changes in Securities	15

ITEM 3:	Defaults Upon Senior Securities	15

ITEM 4:	Submission Of Matters to a Vote of Security Holders	15

ITEM 5:	Other Information	15

ITEM 6:	Exhibits and Reports on Form 8-K	15

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

REVENUES:

Services	$17,437	$40,912	$50,561	$104,359

Tower ownership and management	805	25	1,485	1,008

	18,242	40,937	52,046	105,367

COST OF REVENUES:

Services	13,091	29,886	37,053	76,326

Tower ownership and management	276	10	801	333

	13,367	29,896	37,854	76,659

GROSS PROFIT	4,875	11,041	14,192	28,708

OPERATING EXPENSES:

Sales and marketing	1,259	1,934	4,058	6,081

General and administrative	4,046	5,292	13,544	14,146

Tower portfolio sale and administration, net	—	(889)	—	(26,195)

Depreciation and amortization	955	621	2,495	2,213

	6,260	6,958	20,097	(3,755)

OPERATING INCOME (LOSS)	(1,385)	4,083	(5,905)	32,463

OTHER INCOME (EXPENSE):

Interest income	207	623	427	1,441

Interest expense	(428)	(6)	(2,023)	(261)

Other expense	(54)	(287)	(1,398)	(850)

	(275)	330	(2,994)	330

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,660)	4,413	(8,899)	32,793

PROVISION (BENEFIT) FOR INCOME TAXES	(500)	2,509	(2,680)	14,429

NET INCOME (LOSS)	$(1,160)	$1,904	$(6,219)	$18,364

NET INCOME (LOSS) PER SHARE:

Basic	$(0.06)	$0.09	$(0.38)	$0.90

Diluted	$(0.06)	$0.09	$(0.38)	$0.82

WEIGHTED AVERAGE SHARES USED IN CALCULATION

OF NET INCOME (LOSS) PER SHARE:

Basic	18,133	20,417	16,487	20,320

Diluted	18,133	22,368	16,487	22,363

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	September 30,
	1999	2000

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$1,951	$24,495

Short-term investments	86	15,556

Receivables, net of allowance for doubtful accounts of $7,860 and $1,751 at December 31, 1999 and September 30, 2000, respectively:

Trade accounts receivable	15,052	25,406

Due from related parties and affiliates	836	1,402

Unbilled receivables	5,187	15,815

Deferred income taxes, net	5,083	2,958

Prepaid expenses and other current assets	3,202	2,721

Total current assets	31,397	88,353

Property and equipment, net	37,762	5,432

Investments	1,095	3,627

Deferred income taxes, net	11,562	4,753

Other assets	1,052	571

	$82,868	$102,736

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Line of credit	$4,535	$—

Accounts payable	4,565	3,821

Accrued expenses	7,567	7,202

Accrued employee compensation and benefits	13,516	13,074

Deferred revenue	780	759

Income taxes payable	5,844	4,517

Other current liabilities	2,629	864

Total current liabilities	39,436	30,237

Other liabilities	1,006	6,000

Total liabilities	40,442	36,237

Preferred stock:

10,000 shares authorized; -0- shares issued and outstanding	—	—

Class A common stock, $0.01 par value:

70,000 shares authorized; 11,630 and 12,003 shares issued and outstanding at December 31, 1999 and September 30, 2000, respectively	116	120

Class B common stock, $0.01 par value:

20,000 shares authorized; 8,461 and 8,450 shares issued and outstanding at December 31, 1999 and September 30, 2000, respectively	85	85

Paid-in capital	85,846	91,377

Accumulated deficit	(38,999)	(20,635)

Notes receivable from shareholders	(3,025)	(2,325)

Subtotal	44,023	68,622

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,597)	(2,123)

Total shareholders’ equity	42,426	66,499

	$82,868	$102,736

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	1999	2000

Cash flows from operating activities:

Net income (loss)	$(6,219)	$18,364

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,495	2,213

Deferred income taxes	—	13,789

Gain on sale of tower portfolio	—	(26,195)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(231)	(22,124)

Accounts payable and accrued expenses	2,280	(2,275)

Other current assets and liabilities	8,008	(2,528)

Other non-current assets and liabilities	(7,668)	(686)

Net cash used in operating activities	(1,335)	(19,442)

Cash flows from investing activities:

Increase in short-term investments, net	—	(15,470)

Purchases of property and equipment	(14,659)	(3,425)

Proceeds from tower portfolio sale, net of expenses	—	72,176

Purchase of minority interest	—	(7,174)

Proceeds from sale of property and equipment	—	209

Investments	(1,100)	(2,532)

Net cash provided by (used in) investing activities	(15,759)	43,784

Cash flows from financing activities:

Proceeds from issuance of common stock, net	361	435

Proceeds from exercise of options	108	1,502

Payments on line of credit	(5,484)	(14,235)

Proceeds from line of credit	25,161	9,700

Repayment of loan from shareholder	—	800

Net cash provided by (used in) financing activities	20,146	(1,798)

Net increase in cash and cash equivalents — continuing operations	3,052	22,544

Net decrease in cash and cash equivalents — discontinued operations	(4,245)	—

Net increase (decrease) in cash and cash equivalents	(1,193)	22,544

Cash and cash equivalents at beginning of period	4,240	1,951

Cash and cash equivalents at end of period	$3,047	$24,495

Supplemental disclosures of cash flow information:

Cash paid during the nine months for:

Interest	$1,573	$148

Income taxes	2,760	1,980

     Supplemental disclosures of non-cash investing and financing activities:

     In July 1999, the Company issued approximately 2.8 million shares of Class A common stock in exchange for its 4.4% convertible subordinated notes. As a result both long-term debt and long-term deferred tax assets were reduced by $50.0 million and $12.6 million, respectively and shareholders’ equity increased $37.4 million.

     In August 1999, the Company issued approximately 0.9 million shares of Class A common stock in exchange for its 9.0% convertible notes payable. As a result, current debt was reduced by $5.0 million, accrued interest $0.2 million, and shareholders’ equity increased $5.2 million.

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:  Description of Operations

      LCC International, Inc. and subsidiaries (also referred to herein as the “Company”) is a leading provider of end-to-end services relating to the design, engineering, deployment and operation of wireless communications systems.

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Future revenues are dependent upon the re-engineering of existing wireless communications systems, introduction of existing wireless technologies into new markets, the entrance of new wireless providers into existing markets, the introduction of new technologies and the recruiting, training and retention of management and professional staff. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

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

Note 3:  Other Comprehensive Income (Loss)

      During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at September 30, 1999 and 2000. Comprehensive income (loss), for the three and nine month periods ended September 30, 1999 and 2000 is as follows (in thousands).

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

Net income (loss)	$(1,160)	$1,904	$(6,219)	$18,364

Other comprehensive loss, before tax	(160)	(602)	(360)	(940)

Income tax benefit related to items of comprehensive income	(48)	(265)	(108)	(414)

Other comprehensive loss, net of tax	(112)	(337)	(252)	(526)

Comprehensive income (loss)	$(1,272)	$1,567	$(6,471)	$17,838

Note 4:  Investments in Unconsolidated Affiliates

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (“Tecnosistemi”) (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company, and is a recently spun off division of the Italtel Group whose major shareholders were Siemens and Telecom Italia. The Company, until September 2000, applied the equity method to account for its investment in Tecnosistemi. Tecnosistemi incurred cumulative losses since the date of acquisition through September 30, 2000 of $3.4 million. The Company recorded a loss in other income (expense) of $0.8 million related to its pro-rata share of the losses generated by Tecnosistemi since the date of acquisition. During September 2000, Tecnosistemi merged into Tecneudosia S.p.A. As a result of the merger, the Company’s ownership percentage was decreased to 9.4% and the Company discontinued application of the equity method.

      In June 2000, the Company acquired 18.2% of Mobilocity, Inc. (“Mobilocity”) for $0.5 million. Mobilocity provides mobile-business strategic consulting and implementation services. During August 2000, the Company’s ownership percentage was diluted to 3.1% as Mobilocity raised additional capital, as planned, through issuance of additional stock. The Company uses the cost method to account for this investment.

      In August 2000, the Company acquired 15.0% of Plan + Design Netcare AG (“PDN”) for $2.9 million. PDN is a German wireless network deployment firm. In addition to the investment, the Company entered into a five-year joint marketing agreement with PDN. The Company uses the cost method to account for this investment.

Note 5:  Tower Portfolio Sale and Administration

      During March 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. Pursuant to the Asset Purchase Agreement, Microcell agreed to sell up to 197 tower sites owned or to be constructed by Microcell for a total purchase price of up to $80 million in cash payable as the sites are conveyed to Pinnacle. As of September 30, 2000, 177 tower sites were conveyed to Pinnacle for net proceeds of $72.2 million. While some portion of the remaining towers may convey periodically through year-end, the Company believes substantially all of the towers that will convey have been conveyed to Pinnacle. As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company has deferred $5.2 million of the gain from the tower sales through September, which relate to the maximum lease obligations under the Master Antenna Site Lease. These amounts are included in other long-term obligations. Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvements and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of

$10 million for project management and audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation.

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

Note 7:  Recent Accounting Pronouncements

      During June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The Company does not have any derivative instruments, and as such does not expect the adoption of SFAS No. 133, as amended, to have a material affect on its consolidated financial statements.

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

      Segment detail is summarized as follows (in thousands):

			Tower Ownership
	Services		and Management		Segment Total

	1999	2000	1999	2000	1999	2000

Nine Months Ended September 30,

Revenues:

From external customers	$50,561	$104,359	$1,485	$1,008	$52,046	$105,367

Inter-segment revenue	344	—	—	—	344	—

Total revenue	$50,905	$104,359	$1,485	$1,008	$52,390	$105,367

Net income (loss)	$5,771	$12,311	$(3,357)	$15,517	$2,414	$27,828

Total assets	$22,372	$101,855	$30,796	$1,078

			Tower Ownership
	Services		and Management		Segment Total

	1999	2000	1999	2000	1999	2000

Three Months Ended September 30,

Revenues:

From external customers	$17,437	$40,912	$805	$25	$18,242	$40,937

Inter-segment revenue	42	—	—	—	42	—

Total revenue	$17,479	$40,912	$805	$25	$18,284	$40,937

Net income (loss)	$1,655	$4,917	$(1,120)	$987	$535	$5,904

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

Segment total	$535	$5,904	$2,414	$27,828

Unallocated corporate expenditures	(1,693)	(4,000)	(8,388)	(9,464)

Eliminations	(2)	—	(245)	—

Consolidated net income (loss)	$(1,160)	$1,904	$(6,219)	$18,364

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 1999 and 2000

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

      To keep pace with the subscriber growth currently anticipated by most industry analysts, the Company expects that there will continue to be significant investments by network system operators over the next few years in design, system deployment and tower services and management.

Results of Operations

      The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

Revenues:

Services	95.6%	99.9%	97.1%	99.0%

Tower ownership and management	4.4	0.1	2.9	1.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:

Services	71.8	73.0	71.2	72.4

Tower ownership and management	1.5	0.0	1.5	0.3

Total cost of revenues	73.3	73.0	72.7	72.7

Gross profit:

Services	23.8	26.9	25.9	26.6

Tower ownership and management	2.9	0.1	1.4	0.7

Total gross profit	26.7	27.0	27.3	27.3

Operating expenses:

Sales and marketing	6.9	4.7	7.8	5.8

General and administrative	22.2	12.9	26.0	13.4

Tower portfolio sale and operations, net	—	(2.2)	—	(24.9)

Depreciation and amortization	5.2	1.5	4.8	2.1

Total operating expenses	34.3	16.9	38.6	(3.6)

Operating income (loss)	(7.6)	10.1	(11.3)	30.9

Other income (expense):

Interest income	1.1	1.5	0.8	1.4

Interest expense	(2.3)	(0.0)	(3.9)	(0.2)

Other	(0.3)	(0.7)	(2.7)	(0.8)

Total other income (expense)	(1.5)	0.8	(5.8)	0.4

Income (loss) from operations before income taxes	(9.1)	10.9	(17.1)	31.3

Provision (benefit) for income taxes	(2.7)	6.1	(5.2)	13.7

Net income (loss)	(6.4)%	4.8%	(11.9)%	17.6%

Three Months Ended September 30, 1999

Compared to
Three Months Ended September 30, 2000

      Revenues. Revenues for the three months ended September 30, 2000 were $40.9 million compared to $18.2 million for the prior year, an increase of $22.7 million or 124%. Increased revenue in North America of $19.8 million was the largest contributor to the growth, with the XM Satellite contract providing 67% of the North American increase. Other North American growth of $6.6 million was derived from radio frequency design ($1.6 million) and deployment ($5.0 million) services. Also contributing to the increased revenue, was $4.1 million of deployment services revenue generated in the Middle East.

      Cost of Revenues. Cost of revenues for the three months ended September 30, 2000 was $29.9 million compared to $13.4 million for the prior year, an increase of $16.5 million or 124%. As a percentage of total revenues, cost of revenues was 73.0% and 73.3% for 2000 and 1999, respectively.

      Gross Profit. Gross profit for the three months ended September 30, 2000 was $11.0 million compared to $4.9 million for the prior year, an increase of $6.1 million or 126%. The gross profit increase is largely attributable to the increase in revenues. As a percentage of total revenues, gross profit was 27.0% and 26.7% for 2000 and 1999, respectively.

      Sales and Marketing. Sales and marketing expenses were $1.9 million for the three months ended September 30, 2000 compared to $1.3 million for the prior year, an increase of $0.6 million. As a percentage of total revenues, sales and marketing was 4.7% and 6.9% for 2000 and 1999, respectively. The increased revenue from large, end-to-end service contracts enabled sales and marketing costs to increase at a lower rate than revenue growth.

      General and Administrative. General and administrative expenses were $5.3 million for the three months ended September 30, 2000 compared to $4.0 million for the prior year, an increase of $1.3 million. The increase is attributed to increased recruiting costs and human resources costs in Europe and North America. As a percentage of total revenues, general and administrative cost was 12.9% and 22.2% for 2000 and 1999, respectively. The increased revenue from large, end-to-end service contracts enabled general and administrative costs to increase at a lower rate than revenue growth.

      Tower Portfolio Sale and Administration. During February 2000, the Company entered into an agreement for the sale of up to 197 tower sites owned or to be constructed for a total purchase price of up to $80.0 million when the sites are conveyed. During the current quarter, 7 tower sites were successfully conveyed resulting in a net gain of $0.9 million.

      Depreciation and Amortization. Depreciation and amortization expense was $0.6 million for the three months ended September 30, 2000 compared to $1.0 million for the prior year. The decrease is a result of a reduction in assets due to the Company’s tower portfolio sale.

      Interest Income/ Expense. Interest income, net of interest expense, was $0.6 million for the three months ended September 30, 2000 compared to an expense of $0.2 million for the prior year. The interest expense in 1999 was largely attributed to borrowings under the Company’s credit facility to finance the construction of towers. The proceeds from the sale of the towers in 2000 provided sufficient proceeds to repay the Company’s credit facility and provide cash and cash equivalents that generated interest income.

      Other Expense. Other expense was $0.3 million for the three months ended September 30, 2000 compared to an expense of $0.06 million for the prior year. The other expense in the current quarter is attributable to losses using the equity method of accounting for the Company’s 19.9% investment in Tecnosistemi of $0.1 million and to foreign currency losses of $0.2 million.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $2.5 million for the three months ended September 30, 2000 compared to a benefit of $0.5 million for the prior year. The provision for income taxes was recorded for the three months ended September 30, 2000 using an effective income tax rate of 56.9%. The effective income tax rate for the quarter reflects an increase in the effective income tax rate for the year from 42% to 44%, resulting in an adjustment of $0.6 million. The increased effective income tax rate in 2000 reflects a change in estimated non-deductible expenses resulting from the tower portfolio sale. The benefit for income taxes was recorded in 1999 based on an effective income tax rate of 30.1%. The change in effective income tax rates is due both to the impact of the sale of the telecommunication tower portfolio and to the conversion of the MCI note during the third quarter of 1999.

      Net Income (Loss). Net income was $1.9 million for the three months ended September 30, 2000 compared to a loss of $1.2 million for the prior year. The increase in net income was due to the increase in gross profit generated by revenue growth.

Nine Months Ended September 30, 1999

Compared to
Nine Months Ended September 30, 2000

      Revenues. Revenues for the nine months ended September 30, 2000 were $105.4 million compared to $52.1 million for the prior year, an increase of $53.3 million or 102%. Increased revenue in North America of $46.0 million was the largest contributor to the growth, with the XM Satellite contract providing 77% of the North American increase. Other North American growth of $10.7 million was derived from radio frequency design ($4.0 million) and deployment ($6.7 million) services. Also contributing to the increased revenue, was $11.7 million of deployment services revenue generated in the Middle East, offset by declines in Central and Latin America ($4.1 million).

      Cost of Revenues. Cost of revenues for the nine months ended September 30, 2000 was $76.7 million compared to $37.9 million for the prior year, an increase of $38.8 million or 103%. As a percentage of total revenues, cost of revenues was 72.7% for both September 30, 2000 and 1999.

      Gross Profit. Gross profit for the nine months ended September 30, 2000 was $28.7 million compared to $14.2 million for the prior year, an increase of $14.5 million or 102%. The gross profit increase is largely attributable to the increase in revenues. As a percentage of total revenues, gross profit was 27.3% for both September 30, 2000 and 1999.

      Sales and Marketing. Sales and marketing expenses were $6.1 million for the nine months ended September 30, 2000 compared to $4.1 million for the prior year, an increase of $2.0 million. As a percentage of total revenues, sales and marketing was 5.8% and 7.8% for 2000 and 1999, respectively. The increased revenue from large, end-to-end service contracts enabled sales and marketing costs to increase at a lower rate than revenue growth.

      General and Administrative. General and administrative expenses were $14.1 million for the nine months ended September 30, 2000 compared to $13.5 million for the prior year, an increase of $0.6 million. As a percentage of total revenues, general and administrative cost was 13.4% and 26.0% for 2000 and 1999, respectively. General and administrative expenditures as a percent of revenue were unusually high due to large legal expenditures in 1999 relative to litigation with minority shareholders of Microcell and support relative to the sale of discontinued operations. Additionally, the increased revenue from large, end-to-end service contracts enabled general and administrative costs to increase at a lower rate than revenue growth.

      Tower Portfolio Sale and Administration. During February 2000, the Company entered into an agreement for the sale of up to 197 tower sites owned or to be constructed for a total purchase price of up to $80.0 million when the sites are conveyed. Through the end of September 2000, 177 tower sites were successfully conveyed resulting in a net gain of $26.2 million. The Company believes substantially all of the towers that will convey have been conveyed through September 2000.

      Depreciation and Amortization. Depreciation and amortization expense was $2.2 million for the nine months ended September 30, 2000 compared to $2.5 million for the prior year. The decrease is a result of a reduction in assets due to the Company’s tower portfolio sale.

      Interest Income/ Expense. Interest income, net of interest expense, was $1.2 million for the nine months ended September 30, 2000 compared to an expense of $1.6 million for the prior year. The interest expense in 1999 was largely attributed to borrowings under the Company’s credit facility to finance the construction of towers. The proceeds from the sale of the towers in 2000 provided sufficient proceeds to repay the Company’s credit facility and provide cash and cash equivalents that generated interest income.

      Other Expense. Other expense was $0.9 million for the nine months ended September 30, 2000 compared to an expense of $1.4 million for the prior year. The other expense in the current year is attributable to losses using the equity method of accounting for the Company’s 19.9% investment in Tecnosistemi of $0.8 million and to foreign currency losses of $0.4 million, offset by a one-time gain of $0.3 million. The loss in 1999 was largely driven by foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin America operations.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $14.4 million for the nine months ended September 30, 2000 compared to a benefit of $2.7 million for the prior year. The provision for income taxes was recorded for the nine months ended September 30, 2000 using an effective income tax rate of 44.0%. The effective income tax rate in excess of the statutory rate reflects the effect of non-deductible expenses resulting from the tower portfolio sale. The benefit for income taxes was recorded in 1999 based on an effective income tax rate of 30.1%. The change in effective income tax rates is due both to the impact of the sale of the telecommunication tower portfolio and to the conversion of the MCI note during the third quarter of 1999.

      Net Income (Loss). Net income was $18.4 million for the nine months ended September 30, 2000 compared to a loss of $6.2 million for the prior year. The increase in net income was due to income generated from the sale of the telecommunications towers conveyed during the year and additional gross profit generated by increased revenue.

Liquidity and Capital Resources

      Cash and cash equivalents were $24.5 million at September 30, 2000 compared to $2.0 million at December 31, 1999, an increase of $22.5 million. Cash combined with short-term investments at September 30, 2000 provides total liquid assets of $40.0 million. This increase in liquidity stems from cash received from the tower portfolio sale of $72.2 million. The tower proceeds were largely used to acquire minority shareholder interests in the tower subsidiary ($7.2 million), eliminate debt ($4.5 million), make strategic investments ($2.5 million) and fund operating activities ($19.4 million). Cash used in operating activities was primarily related to receivable growth as a result of increased revenue.

      Working capital was $58.1 million at September 30, 2000 compared to $(8.0) million at December 31, 1999, an increase of $66.1 million. The increase in working capital was primarily due to the proceeds received-to-date from the sale of the Company’s telecommunication tower portfolio. The Company believes it has sufficient working capital for the next year.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

      None

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits

11 — Computations of Earnings Per Common Share

27 — Financial Data Schedule

      (b)  Reports on Form 8-K

      On July 31, 2000 the Company filed a Current Report on Form 8-K/ A amending exhibit 2.1 of the original Report on Form 8-K to include certain information previously omitted pursuant to a request for confidential treatment. No other information in the original Report on Form 8-K was amended by this amendment.

      On November 6, 2000 the Company filed a Current Report on Form 8-K which reported that, on November 1, 2000, the Company issued a press release announcing its third quarter revenue and operating results.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Date: November 13, 2000	Signed: /s/ DAVID N. WALKER David N. Walker Senior Vice President, Treasurer and Chief Financial Officer