Form 10-K405
period 2000-12-31
LCC INTERNATIONAL INC
filed 2001-04-02
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number: 0-21213

LCC INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7925 Jones Branch Drive McLean, VA (Address of Principal Executive offices)	22102 (Zip Code)

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

      Based upon the closing price of the registrant’s common stock as of March 26, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant is $42,449,067.*

      As of March 26, 2001, the registrant had outstanding 12,086,709 shares of Class A Common Stock, par value $.01 per share, (the “Class A Common Stock”) and 8,446,833 shares of Class B Common Stock, par value $.01 per share (the “Class B Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1)  Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 24, 2001 (the “Proxy Statement”) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10 —13 of this Form 10-K.

*  Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are assumed to be affiliates.

      This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements. Definitions of technical and other terms are set forth in the Glossary appearing elsewhere herein.

PART I

Item 1.  Business

Overview

      The Company is one of the world’s largest independent providers of wireless network services, including the planning, design, deployment, ongoing management and operations of wireless networks, to an increasingly broad range of companies, including wireless carriers, satellite service providers, telecommunication equipment vendors, tower companies and Internet content providers. Since its inception in 1983, the Company has delivered wireless network solutions to more than 200 customers in over 50 countries. Customers in the United States include wireless carriers such as AT&T Wireless Services, Nextel Communications, Sprint PCS, Ubiquitel and Verizon. Fixed broadband wireless access is another emerging sector in the telecommunications industry. The Company had a lead role in assisting broadband wireless carriers such as airBand/ Cisco/ Getronics, Nucentrix, Sprint Broadband, Teligent and WorldCom Wireless in the design and deployment of wireless solutions in the Local Multipoint Distribution System, Multichannel Multipoint Distribution System and Unlicensed National Information Infrastructure, commonly referred to as LMDS, MMDS and UNII, respectively. Internationally-based customers accounted for approximately 29% of the Company’s revenues for the year ended December 31, 2000 and include large international wireless carriers, such as Ben Netherlands, BT Cellnet, Click Vodafone, Hutchinson, Omnitel and Telfort. The Company also provides services globally to large telecommunication equipment vendors such as Ericsson, Lucent and Nokia. In addition, the Company currently is implementing an end to end solution for XM Satellite Radio Inc., a satellite service provider, as well as providing high level technical consulting services for companies such as AOL Time Warner to facilitate their development of mobile commerce or m-commerce solutions.

      The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services. As part of its strategy, the Company leverages initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable the Company to secure ongoing management and operations projects. For example, the Company recently expanded its service offerings to XM Satellite to deliver ongoing management services following the anticipated launch of its satellite-based radio network in 2001. Providing ongoing operations and management services also positions the Company well for additional opportunities as new technologies continue to be developed and wireless network operators must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

Industry Background

  Wireless Telecommunications Networks

      Wireless networks are telecommunication systems built using radio equipment. The life cycle of a wireless network continually evolves and consists of several phases including strategic planning, design, deployment, expansion and optimization. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of equipment to be used, where it will located and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.

      Following acceptance of a wireless network design, access to land or building rooftops must be secured for towers or telecommunication equipment, including radio base stations, antennas and supporting electronics. Each site must be qualified in a number of areas, including zoning ordinance requirements, regulatory compliance and suitability for construction. Detailed site location designs are prepared and radio frequency engineers review interference to or from co-located antennae. Construction and equipment installation then must be performed and site performance is measured after completion of construction. Finally, professional technicians commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.

      Once a wireless network becomes operational and the number of subscribers increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless system must be continually updated and optimized to address changes in traffic patterns, interference from neighboring or competing networks or other radio sources. Optimization also involves tuning the network to enable operators to compete more effectively in areas where there are multiple system operators.

      Finally, as new technologies are continuously developed, wireless operators must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as 2.5 generation and third generation protocols, commonly referred to as 2.5G and 3G, respectively, with an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion and optimization phases of a new cycle in the life of an existing or new network.

  Growth and Evolution of the Wireless Telecommunication Industry

      Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. International Data Corporation, in an industry report dated March 2000, projects that the number of worldwide wireless subscribers will increase from 427 million in 1999 to greater than one billion in 2003. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services, also known as wireless broadband services.

      Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more widely accessible and affordable. Cahners In-Stat Group, in an industry report dated August 2000, predicts that the number of worldwide wireless Internet subscribers will increase from 3.8 million as of 1999 to more than 742 million by the end of 2004. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the emerging third-generation standard, known as 3G, to enable wireless networks to deliver enhanced data capabilities.

  Current Challenges Confronting Wireless Carriers, Telecommunication Equipment Vendors and Satellite Service Providers

      Due to an increasingly competitive environment, wireless carriers, telecommunication equipment vendors, satellite service providers and others are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better service quality, more robust content and application offerings, faster data transmission and lower prices. The proliferation of wireless carriers and new technologies has created a competitive environment in which speed to market and client acquisition and retention are key factors influencing a wireless carrier’s success. Network operations and management is becoming increasingly complex due to an increasing need to provide services through networks that rely on diverse technologies, heterogeneous network components and existing legacy applications. For example, the introduction of wireless Internet technologies and the growth in broadband wireless services requiring the transmission of large amounts of data creates additional technological requirements for carriers establishing or upgrading their networks. These challenges have led wireless carriers to increasingly prioritize their resources, focusing on revenue generating activities and outsourcing when they can do so effectively.

      Equipment vendors are also confronting multiple challenges as they introduce new generations of equipment with increased features and functionality. Vendors are required to provide equipment that is both compatible with a carrier’s existing network and can be integrated with equipment offered by other vendors. As a result of rapid technological changes, the Company believes that equipment vendors have increasingly focused on offering competitive product solutions while outsourcing services such as network design, deployment and management.

  The Need for Outsourcing

      Although wireless carriers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the current challenges in the wireless market have required wireless carriers and equipment vendors to focus on their core competencies and therefore outsource an increasing portion of their network services. The Company believes that wireless carriers that are seeking to outsource an increasing portion of their wireless network needs are engaging service providers that:

•	have expertise with all major wireless technologies;

•	have experience working with all major equipment vendors;

•	offer turnkey solutions; and

•	have sufficient numbers of highly skilled employees capable of handling large-scale domestic and international projects.

The LCC Solution

      In addressing the need for wireless carriers, telecommunications equipment vendors, satellite service providers and others to outsource an increasing portion of their wireless network services, the Company believes that it distinguishes itself through several competitive advantages:

•	Expertise and Experience With All Major Wireless Technologies and Equipment Vendors. The Company has experience in all major wireless technologies, including migration from analog systems to digital systems and from digital voice to digital data systems; digital systems, including Personal Communications Services, commonly referred to as PCS, Global System for Mobile Communications, commonly referred to as GSM, Time Division Multiple Access, commonly referred to as TDMA, Code Division Multiple Access, commonly referred to as CDMA, and Integrated Dispatch Enhanced Network, commonly referred to as iDEN; and wireless Internet, emerging broadband wireless technologies such as LMDS and MMDS, and emerging mobile data technologies such as wide-band CDMA (WCDMA), 2.5G and 3G solutions. The Company is actively engaged in developing new and emerging technologies in the wireless telecommunications industry through participation in industry panels, industry association forums and through independent research. For example, the Company has been engaged by wireless carriers as well as Internet content providers such as AOL Time Warner to provide high level technical consulting services to develop m-commerce solutions. The Company’s Wireless Institute is an integral part of its technical development activities and has become one of the premier training schools for the wireless industry. In addition, the Company has experience installing telecommunications equipment from almost every major wireless equipment vendor.

•	Ability to Deliver Turnkey Solutions. The Company’s ability to provide end-to-end, or turnkey, services enables its wireless customers to engage a single responsible party who is accountable for delivering and managing its wireless network under a single contract. The Company coordinates its use of resources for each phase of the project from planning to design and deployment to optimization and management of the wireless network, enabling it to reduce the time and cost of its services. The Company provides its customers with a primary point of accountability and reduces the inefficiencies associated with coordinating multiple subcontractors. For example, the Company is successfully implementing an end to end solution for XM Satellite in the development of its satellite-based radio network.

•	Worldwide Depth of Resources. During the past 17 years, the Company has designed wireless networks in North America, Europe, Asia, Latin America, the Middle East and Africa employing all major wireless technologies. As of December 31, 2000, the Company had approximately 270 highly qualified and experienced engineers and system deployment professionals. The Company’s system deployment professionals collectively have experience deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2000, approximately 27% of the Company’s employees were on the ground overseas and represented approximately 50 different nationalities.

LCC Services

      The Company offers to its wireless customers a complete range of wireless network services, including: (1) high level technical consulting services; (2) design services; (3) deployment services; and (4) ongoing operations and management services.

  Consulting Services

      Applying its extensive technical and operational expertise and experience, the Company often is first engaged by a wireless customer to analyze the engineering and technology issues related to a proposed network deployment project. Consulting services include developing adoption strategies for emerging technologies, such as 2.5G and 3G, preparing regulatory strategies, conducting field trials and performing network audits. In the pre-deployment phase, the Company also assists wireless carriers in preparing applications for licenses in formal government license grant processes. For example, the Company was recently engaged by Nucentrix to assist in its efforts to obtain new licenses from the Federal Communications Commission, which has subsequently led to a design and deployment engagement by Nucentrix in various markets throughout the United States.

      The recent introduction and expected growth of wireless data services has generated significant opportunities for the Company. For example, in connection with the development of broadband, i.e., high capacity, high speed data systems in the United States, the Company provides consulting services to Cisco in the development of wireless Internet networks based on Cisco’s Vector Orthogonal Frequency Division Multiplexing (VOFDM) technology and equipment. In addition, in Europe the Company is assisting wireless carriers in connection with their initial efforts to adopt 2.5G and 3G technologies.

  Design and Deployment Services

      Program management. The Company manages all aspects of a design and deployment project, including site acquisition, radio frequency engineering, fixed network engineering and construction management. Project managers utilize the Company’s proprietary software system, Web Integrated Network Deployment System (WINDS), to manage all phases of an engagement. Utilizing WINDS, all information regarding a project is stored in one location, enabling project managers to track and retrieve information across all project phases, including site acquisition and leasing, zoning, construction, materials management, radio frequency engineering and installation and optimization. The WINDS system generates a visual presentation of the network in process, provides customers with “look-in” capabilities using remote connectivity and an internet browser and forecasts timelines for each phase of the project.

      Design services. The Company’s design services consist of two primary areas: radio frequency engineering and fixed network engineering:

Radio frequency engineering. Radio frequency engineers design each wireless network based upon the customer’s transmission requirements, which are determined based upon the projected level of subscriber density, estimated traffic demand and the scope of the operator’s license coverage area. The

Company’s engineers perform the calculations, measurements and tests necessary to optimize placement of wireless equipment, to optimize use of radio frequency and to deliver the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. Typical constraints that must be addressed include cost parameters, terrain and license limitations, interference from other operators, site availability limitations and applicable zoning restrictions as well as other factors.

Competitive benchmarking. The Company provides system analysis to its wireless customers for the measurement of network performance, including “benchmarking” versus competitors based upon a set of parameters such as call quality, drop call rates, signal strength and coverage.

Fixed network engineering. Because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. The Company’s engineers provide the most effective method to connect call sites to the wireless backbone. The Company is addressing the new demand for specialized engineering skills resulting from the conveyance of voice and data networks, including wireless broadband technologies such as LMDS, MMDS and Fast Ethernet. In addition, the Company is expanding its services to cover the entire core network including interconnect, switching and microwave engineering for all access technologies and into Local Exchange Carrier, Competitive Local Exchange Carrier and Incumbent Local Exchange Carrier communities.

      Deployment Services. The Company’s deployment services are organized into four primary areas: (1) site acquisition and development, (2) regulatory compliance, (3) architecture and engineering and (4) construction management.

Site acquisition and development. The Company’s local experts in each market study the feasibility and desirability of locating base stations in the proposed area according to the wireless customer’s requirements, including zoning ordinance requirements, leasing constraints and building access issues.

Regulatory compliance. The Company develops a regulatory compliance program in the United States designed to satisfy FCC and Occupational Safety and Health Act requirements with respect to radio frequency emissions.

Architecture and engineering. The Company provides a complete structural analysis of each site to confirm that the infrastructure has the structural capacity to accommodate the design of the wireless network. In particular, the Company implements location, software and capacity changes necessary to satisfy the customer’s performance specifications for its wireless network.

Construction and procurement management. The Company manages various construction subcontractors to prepare the rooftop or tower site and secure the proper electrical and telecommunication connections. The Company also manages the procurement of materials and equipment for its wireless customers. The Company manages the installation of radio frequency equipment, including base station electronics and antennas.

  Operations and Management Services

      The Company recently began providing operations and management services to wireless carriers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly — the Company may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks. The Company is currently engaged to provide ongoing operations and management services to wireless carriers such as Click Vodafone, satellite service providers such as XM Satellite and tower management companies such as Pinnacle Holdings. In particular, the Company provides the staffing for XM Satellite necessary to perform all services required for ongoing optimization, operations, maintenance and repair of critical network elements, including redistribution or elimination of cell sites, cost management and measurement of network performance. In addition, services provided to Pinnacle Holdings include auditing existing and new tower sites, performing site maintenance and implementing capacity upgrades.

Customers and Backlog

      The Company provides consulting, design, deployment and operating and management services to wireless carriers, telecommunication equipment vendors, satellite service providers, tower companies and Internet content providers. The Company’s top ten customers, listed below, accounted for approximately 81% of total revenues for the fiscal year ended December 31, 2000:

AT&T Wireless Services Ben Netherlands BT Cellnet Ericcson Misrfone Nextel Sprint PCS Telfort Mobile Ubiquitel XM Satellite

      For the year ended December 31, 2000, sales to XM Satellite, Ubiquitel and Misrfone comprised 38.8%, 12.6% and 10.2%, respectively of the Company’s total revenues.

      The Company had a total backlog of $134.3 million as of December 31, 2000, including renewals and extensions from existing customers, compared with $135 million as of December 31, 1999. Since significant uncertainty exists regarding the timing of filling backlog orders, the Company cannot accurately predict the portion of the backlog that will be filled during 2001. The Company cannot provide assurances that the contracts included in the backlog as of December 31, 2000 will actually generate the revenues anticipated or that actual revenues will be achieved within any particular period. The Company’s contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including nonperformance by the Company.

      The principal portion of the Company’s backlog arises from contracts with two customers, XM Satellite and Pinnacle Tower Inc. The Company’s backlog as of December 31, 2000, includes $33 million from XM Satellite, which represents 25% of the total backlog and $48.4 million from Pinnacle Tower Inc., which represents 36% of the total backlog. The Company’s tower services agreement with Pinnacle Tower provides that on an annual basis in June of each year, either party may renegotiate the pricing and scope of services to be provided, including a reduction or elimination of services to be provided. Therefore, there are no guarantees the current contract with Pinnacle Tower will generate specified revenues or produce the minimum payments of $10.0 million per year for five years from the date of the agreement.

      In addition to backlog, the Company derives significant revenue from master service agreements and similar arrangements. Work derived from such arrangements do not provide a long-term contractual commitment and therefore are excluded from the Company’s backlog calculations.

Sales, Alliances and Marketing

      The Company sells and markets its consulting, design, deployment and operations and management services through the collaborative efforts of its direct sales force, senior management, its marketing group and its Wireless Institute.

  Direct Sales

      The Company has established direct sales forces in two regions of the world: North America and Latin America; and Europe, the Middle East and Africa, which also manages the Company’s sales efforts in Asia. The Company’s professional sales force works in conjunction with it senior executives to develop new client relationships. Sales personnel and the Company’s senior management proactively establish contact with targeted prospects to identify potential sales opportunities and work to establish awareness and preference for the Company’s services. Because customers’ purchase decisions often involve an extended decision making process requiring involvement of their technical personnel, the Company’s sales personnel work collaboratively with the Company’s technical consulting and deployment personnel to develop new sales leads and secure new contracts. Finally, the Company’s Wireless Institute, providing extensive training in the latest technologies, including emerging mobile data technologies such as 2.5G and 3G, also positions the Company well to generate additional sales opportunities.

  Marketing

      The Company’s marketing staff supports its business strategy through articles, publications, analyst meetings and conferences. The marketing group conducts market and competitive analysis, defines industry-specific business requirements and identifies potential sales opportunities. The Company’s marketing group helps position service offerings, creates awareness/brand recognition, and manages joint marketing efforts with strategic alliance partners.

  Strategic Alliances

      An important element of the Company’s sales and marketing strategy is to develop and expand the scope of its strategic alliances to further promote the Company’s services. In particular, the Company has entered into strategic alliances with companies such as Mobilocity to jointly provide strategic consulting and deployment services for third generation wireless technology and mobile commerce. The Company has entered into strategic alliances with providers of management consulting services such as The Management Network Group, Inc. and the Dean Group to provide comprehensive wireless solutions. The Company also has made strategic investments in companies such as Plan+Design Netcare AG, a German-based wireless network deployment company and Tecnosistemi S.p.A., an Italian-based wireless network deployment company. The Company has also entered into joint marketing agreements with companies like Plan+Design Netcare to pursue sales opportunities in different regions of Europe and Asia. In addition, the Company recently entered into an agreement with Transmast, Ltd. to target additional sales opportunities in Europe and parts of Asia. The Company has entered into a strategic alliance with Cisco as a member of the Cisco System Preferred Services Partner Program in wireless specialization. The Company assists Cisco in the development of wireless Internet networks based on Cisco’s Vector Orthogonal Frequency Division Multiplexing (VOFDM) technology and equipment. The Company also recently entered into an agreement to partner with TESSCO, an equipment provider to the wireless industry. The Company has also established strategic relationships with major telecommunications equipment vendors pursuant to which the Company provides radio frequency engineering and other services on a subcontract basis. The Company continually seeks to enter into additional strategic alliances to further promote the Company’s services.

      As of December 31, 2000, the Company employed 21 full-time sales and marketing staff.

Competition

      The market for technical consulting, design and deployment and operations and management is highly competitive and fragmented and includes numerous service providers. In particular, the Company believes that the competition in Europe is particularly fragmented with numerous small regional independent service providers. The Company’s competitors fall into five broad categories:

•	internal staffs of wireless network operators;

•	telecommunication equipment vendors, which provide design and deployment services as part of an equipment sale;

•	independent service companies such as Wireless Facilities, Inc. and o2wireless Solutions, Inc., each of whom provides a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	construction and project management companies, such as Bechtel Group Inc. and Fluor Daniel Inc. for the deployment of wireless networks;

•	tower ownership and management companies, such as Crown Castle International and American Tower Corporation that provide tower deployment service capabilities; and

•	information technology and consulting companies such as KPMG Consulting, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.

      Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than the Company.

      The Company believes that the principal competitive factors in its market include: expertise in new and evolving technologies, industry experience, ability to deliver end-to-end services, ability to deliver results within budget and on time, reputation, and competitive pricing. In particular, the Company believes that its ability to integrate new technologies and equipment from multiple vendors and its ability to provide training for its customers through its Wireless Institute provides it with a competitive advantage.

      The Company believes its ability to compete also depends on a number of additional factors, which are outside of its control, including:

•	the willingness of competitors to finance customers’ projects on favorable terms, particularly among competitors in Europe; and

•	the ability and willingness of customers to rely on their internal staffs to perform services themselves.

Employees and Culture

      Recognizing the critical importance of employee retention for its business, the Company works closely with its employees to develop and enhance the technical, professional and management skills required to be successful in the Company. Senior management of the Company believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. C. Thomas Faulders, III, the Company’s chief executive officer, hosts monthly teleconference meetings with all employees to foster an open working environment. The Company recognizes that preserving its culture requires its employees to have a stake in the success of its business. For that reason, the Company has granted stock options to 97% of its employees, including its clerical and administrative support staff.

      The Company invests in all of its professionals to expand their professional education. In particular, the Company allocates substantial resources to its Wireless Institute, which provides training for its engineers covering the latest technologies developed and employed throughout the world. For example, the Company’s Wireless Institute recently launched 3G training seminars throughout Europe. In addition, the Company’s engineers receive continuous on-the-job exposure to the latest wireless technologies.

      As of December 31, 2000, the Company had 918 full-time employees worldwide. The Company believes that relations with its employees are good. None of the Company’s employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

Recent Developments

      Earlier this year, the Company and XM Satellite entered into Amendment No. 6 to the Terrestrial Repeater Network System, dated as of January 8, 2001. This amendment modified the terms of the August 18, 1999 contract with XM Satellite and provided that the Company would supply continuing engineering support, including initial and ongoing operating and maintenance services, for XM’s terrestrial based digital satellite network, and that the Company would construct a smaller number of repeater sites than originally anticipated. The initial deployment of XM Satellite’s terrestrial repeater network is scheduled for completion during the second quarter of 2001.

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan Of Reorganization Under Chapter 11, referred to as the Plan, for Pocket Communications, Inc. and DCR PCS, Inc. The Plan provides that the

Company’s claim against DCR will be allowed in the amount of $5.0 million, which is to be paid in full in cash on or before March 30, 2001, or as soon as practicable thereafter in accordance with the Plan. The Plan also provides that the Company’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 16% of the allowed amount.

      On March 15, 2001, the Company received payment of $2.1 million, net of taxes withheld at source of $0.4 million, as complete settlement relative to receivable balances the Company took a charge in 1997 from a client in Malaysia who successfully emerged from bankruptcy.

International Operations

      The further development of the Company’s international operations requires the Company to research and comply with local laws and regulations, including employment, corporate and tax laws. For example, if the Company enters into a longer term contract overseas, it is often required to establish a local presence in country, either as a branch or subsidiary and, if hiring locally, to comply with all local employment recruiting, hiring and benefit requirements. When not hiring locally the Company faces the task of obtaining visas and work permits for its assigned employees and must comply with withholding requirements.

Research and Development

      The Company’s Research & Development group keeps pace with the rapidly changing technology developments in the wireless industry. Ongoing development of expertise in emerging technologies allows the Company to modify service offerings, as well as create new services to meet client needs. Such services include 3G network design and dimensioning, engineering packet switched backbones, and design and testing of location based services, such as enhanced 911 systems, which are commonly referred to as “E911.” The Research & Development group also provides strategic consulting to assist wireless data clients in issues such as business case planning, technology and vendor evaluation, capital expenditure and operating expenditure evaluation and due diligence.

Risk Factors

  The Company may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet the contract commitments or maintain the quality of its services

      The success of the Company’s business depends significantly on its ability to attract, train and retain highly skilled engineering, system deployment, managerial, marketing and sales personnel. Competition within the wireless industry for skilled employees has been and continues to be intense, particularly for radio frequency engineers and has at times made it difficult to recruit and retain qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, the Company must fully and properly train its employees according to the customer’s technology requirements and deploy and fully integrate each employee into the customer’s project. Resource constraints may impede the Company’s ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

      The Company, consistent with the wireless industry generally, has experienced significant attrition in the last several years. To the extent the Company continues to experience high turnover rates, it will continue to incur significant expenses in training and hiring its professional staff.

  Departure of key personnel would significantly harm the Company’s business

      The Company’s future success depends to a significant extent upon the continued services of its executive officers and other key personnel. With the exception of its Chief Executive Officer, none of its executive officers has an employment agreement with the Company, other than agreements terminable at will or that provide modest severance benefits. The loss of services of one or more of its key executives would harm its business and its prospects. The Company may not be able to retain its key managerial and other key personnel or to attract suitable replacements or additional personnel if required.

  Delays in the adoption and deployment of new technologies such as 3G in Europe and broadband in the United States appear likely, which would negatively affect the Company’s opportunity to generate future revenues

      Wireless carriers in Europe and broadband carriers in the United States may delay or fail to make the significant capital commitments necessary to begin deployment of their wireless networks. The costs to acquire 3G/ Universal Mobile Telecommunications Service (UMTS) licenses that have been issued in Europe to date have been substantial and wireless carriers currently may not have the capital required to begin deployment of their networks based on 3G technology. In addition, in certain countries in Europe, such as France, auctions of wireless spectrum for 3G have generated less interest from wireless carriers than originally anticipated. In the United States, capital investments for the development of broadband technology appear to have slowed given recent market conditions in the wireless industry. Therefore, it appears unlikely that wireless carriers will begin making substantial investments for the deployment of wireless networks based on 3G and broadband technology in 2001. Any such delay or abandonment of deployment projects would negatively affect the Company’s opportunity to generate significant revenues.

  The Company may experience significant fluctuations in its quarterly results and uncertainties relating to backlog

      The Company’s quarterly and annual operating results have varied considerably in the past and are likely to vary considerably in the future due to a number of factors, many of which are outside of the Company’s control. The factors outside the Company’s control include, among others:

•	the timing of receipt of new licenses or financing by potential customers;

•	the length of sales cycles;

•	changes in pricing policy by our competitors;

•	the timing of contracts;

•	customer budget changes; and

•	the availability of capital for wireless carriers to fund build-outs.

      The factors within the Company’s control include, among others:

•	changes in the actual and estimated costs and timing to complete fixed-price, time-certain projects; and

•	changes in the prices of services offered by the Company.

      Due to the above factors, quarterly revenues, expenses and results of operations could vary significantly in the future and therefore the Company’s results may not meet the expectations of securities analysts and investors, which could cause the price of the Company’s common stock to decline significantly. Even after contracts are entered into, the timing of delivery of services depends in part on the customer’s readiness to receive the services and the pace of the build-out of the customer’s network. The timing of build-out in turn depends on many business decisions by the customer and provision of services and equipment by other providers. The Company generally establishes its expenditure levels for other operating expenses based in large part on its expected future revenues. If revenues fall below its expectations, the Company’s operating results likely would be adversely affected.

  An increasing percentage of the Company’s revenue is contracted on a fixed price basis which could cause its quarterly results to fluctuate

      An increasing percentage of the Company’s revenue is derived from fixed price contracts which are accounted for on a percentage of completion basis. The portion of the Company’s revenue from fixed price contracts has grown significantly as a percentage of total revenues. With the percentage-of-completion method, in each period the Company recognizes expenses as they are incurred and recognizes revenue based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue the Company recognizes in a given quarter depends on, among other things, costs it has incurred for individual projects and its then current estimate of the total remaining costs to complete individual projects. Changes in total contract cost estimates result in a cumulative adjustment to revenue recognized. As a result, the Company’s gross profit in such period and in future periods may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. The portion of the Company’s revenue from fixed price contracts has grown significantly as a percentage of revenues. To the extent that the Company’s estimates fluctuate over time or differ from actual requirements, the Company’s results may be materially affected.

  Operating results may suffer because of intense competition in the wireless services industry in the United States and internationally

      The Company faces intense competition in the United States and internationally in the market for wireless network design and system deployment services. Many other companies offer these services, and the Company believes that the number of other independent firms providing these services to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors are also developing capabilities competitive with those we provide.

  Competitors that offer wireless customers financing pose a threat to the Company’s ability to compete for business, particularly in international markets

      Wireless network operators, particularly new operators and new licensees, depend increasingly on wireless telecommunication equipment vendors to supply and to finance the deployment of entire wireless networks. Frequently, those vendors only make financing available for services or products if they are contracted to provide the services themselves. For services the vendors do not provide directly, financing is provided only if they have the right to select the providers of those services and products, including radio frequency engineering and network deployment services. The Company faces similar competition in the United States and internationally from tower ownership and management companies that provide tower deployment service capabilities as part of their overall leasing package or as part of a build-to-suit financing package. The Company has not provided, and does not intend to provide, financing to its wireless customers. To the extent that future wireless companies continue to seek such financing, it would harm the Company’s ability to compete for such business.

  Equipment telecommunication vendors and tower companies have greater resources than the Company does and pose a substantial threat to the Company’s business

      Many equipment telecommunication vendors and tower companies have substantially greater financial and other resources than the Company does. The ability of such competitors to leverage their greater resources to more effectively deliver a full turnkey solution, i.e. by providing equipment as part of their solution or quickly deploying a large number of personnel for a project, poses a competitive threat to the Company’s business. In addition, any consolidation of equipment vendors may lead to a greater ability among equipment vendors to provide a full suite of wireless network services and could simplify integration and installation, which may lead to a reduction in demand for the Company’s services.

  The Company’s failure to anticipate or adapt to changes in technology may harm its business

      The Company operates in a highly competitive environment that is subject to rapid technological changes and the emergence of new technologies. Future revenues for the Company depend significantly upon the adoption and deployment by wireless customers of new technologies. Any failure of the Company to anticipate technological trends or evolving industry standards or to adequately train its professional staff to implement emerging technologies could materially harm its business.

  The Company’s business may be harmed if demand for outsourced wireless network services decreases

      The wireless telecommunication industry is undergoing significant changes that has reduced, and may continue to reduce, the demand for the Company’s services. Those changes include:

•	operators of mature wireless networks are employing their own engineers instead of engaging the Company; and

•	equipment vendors and tower companies are offering design services and financing bundled with their equipment.

      Over the last few years, operators of several mature wireless networks have reduced the amount of engineering services they buy from us and have been using their own engineers. The Company expects this trend to continue and to affect other types of wireless networks in the U.S. and internationally.

  Fluctuations in international operating results may harm the Company’s business

      Approximately 29% of the Company’s revenues for the year ended December 31, 2000 were generated outside of the United States, and the Company currently expects this segment of its business to increase as a percentage of its revenues in 2001. Selling services in foreign countries are subject to various risks inherent in international business activities. Such risks include:

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

  The Company’s failure to secure significant customers and large contracts could cause a significant decrease in net revenues

      The Company has derived, and believes that it will continue to derive, a significant portion of revenues from a limited number of customers. For example, for the year ended December 31, 2000, the Company derived approximately 81% of its revenues from its ten largest customers. Although its major customers generally have differed from year to year as the Company completes work under existing contracts and begins providing services under new contracts, the Company depends upon securing new large contracts from some customers each year to achieve a substantial portion of its revenues. For example, the initial deployment of terrestrial network of repeater sites for XM Satellite is scheduled for completion during the second quarter of 2001. The completion of this phase of the project will require the Company to generate significant revenues from other existing and new customers in order to meet its financial goals for 2001. The Company may not continue to receive large contracts from customers to replace the revenues generated from the XM Satellite project. In addition, the Company will need to redeploy the large number of employees currently assigned to the XM Satellite project. The Company’s failure to timely effect such redeployment would negatively impact the Company’s operating results.

      In addition, the Company’s contracts typically have provisions that permit customers to terminate their contracts under various circumstances, which include nonperformance or unsatisfactory performance by the Company. Customers under long-term contracts may attempt to cancel or renegotiate those contracts. If a large project is delayed or cancelled, the Company’s revenues may be negatively impacted and the Company may encounter difficulty in shifting its personnel to another project.

  Because the Company has experienced, and expects to continue to experience, long sales cycles, the Company expects to incur significant costs to generate new business and its customer base may not experience rapid growth

      Purchases of its services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. Therefore, large procurements of its services involve lengthy selling cycles, resulting in a relatively high cost for the Company to generate new business.

  The Company depends on proprietary technology of others

      The Company does not own proprietary software and field test measurement equipment products used to perform radio frequency engineering services. Instead, the Company licenses these technologies from third parties pursuant to agreements which may not be perpetual in duration. While these products are available from multiple sources, the termination of one or more of these licenses, their renewal on terms materially less favorable to the Company or any other loss of the right to use such technologies (including loss of intellectual property rights by a licensor) could adversely affect the Company’s business.

      In addition, effective copyright, trademark or trade secret protection may be unavailable to the Company’s licensors or limited in certain circumstances. Third parties may assert infringement claims against the Company in the future that may require it to enter into royalty arrangements or result in costly litigation, damages or injunctive relief against us for which the Company may not be compensated by its licensors.

  RF Investors’ voting control may result in the taking of certain unilateral actions

      RF Investors owns all of the outstanding shares of our Class B Common Stock, which represents 87.5% of the combined voting power of both classes of common stock. These shares may be sold without your participation in the sale. Accordingly, RF Investors, its parent company Telcom Ventures and its equity holders are able, without your approval, to control our management and operations and the outcome of virtually all matters submitted for a stockholder vote.

      RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock (41% of the total outstanding shares of Class A Common Stock on March 26, 2001) to influence the outcome of any vote on which the holders of Class A Common Stock are entitled to vote together as a class.

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

  The Company’s relationship with Telcom Ventures may result in potential conflicts of interest

      Telcom Ventures, RF Investors’ parent company, is principally engaged in making investments in wireless system operators and emerging wireless and internet technologies. Directors of Telcom Ventures and its subsidiaries who are also our directors or officers have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also our directors and officers may be subject to conflicts of interest in transactions concerning the Company.

      The Company has entered, and will enter, into arrangements with Telcom Ventures and certain of Telcom Ventures’ subsidiaries which provide for transactions and relationships between the parties or which otherwise affect the Company. The Company, RF Investors, Telcom Ventures, and the Telcom Ventures owners (the Singh family, including companies they own, and the Carlyle Investors) have entered into an intercompany agreement, by which, among other things, (i) the Singh Family group is limited in its ability to compete with the Company in its traditional lines of business and (ii) Telcom Ventures is limited in its ability to invest in entities whose primary business is to compete with the Company in its traditional lines of business, in each case until the earlier of (i) the date on which those owners no longer possess 51% or more of the outstanding voting power of the Company or (ii) the occurrence of certain termination events specified in the intercompany agreement.

      Each of the Carlyle Investors (but not its affiliates) is limited in its ability to invest in entities whose primary business is to compete with the Company in its traditional line of business (excluding the program management and tower businesses) until the earlier of (i) the date on which the Carlyle Investor no longer owns, directly or indirectly, an interest in the Company or (ii) the occurrence of certain termination events specified in the intercompany agreement.

      The Company is free to pursue investment opportunities on its own, but it is obligated to refer to Telcom Ventures investment opportunities prior to offering the opportunities to any other third party. If Telcom Ventures does not elect to pursue the investment opportunity within five days, the Company will then be free to offer the opportunity to third parties. The intercompany agreement may not eliminate or reduce conflicts of interest or inconsistent fiduciary obligations.

Item 2.  Properties

      The Company leases approximately 155,000 square feet of office space in McLean, Virginia, under a ten-year lease expiring in 2006. The Company occupies approximately 106,000 square feet of the leased space and subleases the remaining 49,000 square feet to other tenants. The Company also leases an additional 29,500 square feet of office space in McLean, Virginia, under a five-year lease expiring in May 2001. This lease is renewable for additional five-year terms, and the Company subleases portions of this space to other tenants. In addition, the Company leases a total of 11 local and regional offices in North and South America, including New York, New York and leases five local and regional offices in Europe, including London, England.

Item 3.  Legal Proceedings

      The Company is party to various non-material legal proceeding and claims incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      Since completion of the Company’s initial public offering in September 1996, its Class A Common Stock has been quoted on the Nasdaq National Market under the trading symbol “LCC.” As of March 26, 2001, there were 101 stockholders of record of the Class A Common Stock and, in excess of 5,220 beneficial holders thereof, and two stockholders of record of the Class B Common Stock. The following table summarizes the high and low closing sale prices of the Class A Common Stock by fiscal quarter for 1999 and 2000 as reported on the Nasdaq National Market:

Quarter Ended:	1999

March 31	$3.78 to	$6.00

June 30	$3.50 to	$5.97

September 30	$4.19 to	$7.81

December 31	$5.50 to	$19.94

Quarter Ended:	2000

March 31	$16.00 to	$45.25

June 30	$13.13 to	$39.63

September 30	$14.38 to	$28.06

December 31	$6.56 to	$15.81

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

Item 6.  Selected Financial Data

      Set forth below are (i) selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2000, which have been derived from the Company’s audited consolidated financial statements and (ii) unaudited pro forma net loss per share data prepared as if the Company were treated as a Subchapter C Corporation for Federal and state income tax purposes in 1996. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.

	Years Ended December 31,

	1996 (2)		1997 (2)	1998 (2)	1999 (2)	2000

	(in thousands, except per share data)

Revenues:

Service	$93,156		$91,289	$86,328	$73,289	$149,385

Tower ownership and management	—		—	860	2,504	1,008

Total revenues	93,156		91,289	87,188	75,793	150,393

Cost of revenues:

Service	61,581		62,263	66,238	53,080	109,952

Tower ownership and management	—		—	521	1,176	333

Total cost of revenues	61,581		62,263	66,759	54,256	110,285

Gross profit	31,575		29,026	20,429	21,537	40,108

Operating expenses:

Sales and marketing	1,200		2,466	3,843	5,464	7,833

General and administrative	13,030		18,314	22,063	18,128	19,673

Special charge (credit)	28,920		(3,894)	—	—	—

Restructuring charge	—		—	1,256	—	(108)

Non-cash compensation	6,831		514	362	(12)	—

Gain on sale of tower portfolio and administration, net	—		—	—	—	(26,437)

Depreciation and amortization	2,330		3,410	2,409	3,628	2,899

Total operating expenses	52,311		20,810	29,933	27,208	3,860

Operating income (loss)	(20,736)		8,216	(9,504)	(5,671)	36,248

Other income (expense)

Interest, net	(2,125)		(2,553)	(1,397)	(1,827)	1,688

Other	2,385		1,275	(618)	(1,391)	(787)

Total other income (expense)	260		(1,278)	(2,015)	(3,218)	901

Income (loss)from continuing operations before income taxes	(20,476)		6,938	(11,519)	(8,889)	37,149

Provision (benefit) for income taxes	(8,745)		1,548	(4,561)	(2,677)	16,531

Income (loss) from continuing operations	(11,731)		5,390	(6,958)	(6,212)	20,618

Income (loss) from discontinued operations net of tax provision (benefit)	447		2,185	(17,785)	—	—

Gain on disposal of discontinued operations net of tax provision	—		—	—	803	—

Net income (loss)	$(11,284)		$7,575	$(24,743)	$(5,409)	$20,618

Income (loss) per share:

Continuing operations:

Basic			$0.37	$(0.45)	$(0.36)	$1.01

Diluted			$0.34	$(0.45)	$(0.36)	$0.93

Discontinued operations:

Basic			$0.15	$(1.15)	$0.05	—

Diluted			$0.14	$(1.15)	$0.05	—

Net income (loss) per share:

Basic			$0.51	$(1.60)	$(0.31)	$1.01

Diluted			$0.47	$(1.60)	$(0.31)	$0.93

Unaudited Pro Forma Data:

Pro forma loss from continuing operations	$(18,693	) (1)

Pro forma loss from discontinued operations	$(2,076	) (1)

Pro forma net loss	$(20,769	) (1)

Pro forma loss per share:

Continuing operations:

Basic and diluted	$(1.53)

Discontinued operations:

Basic and diluted	$(0.17)

Pro forma net loss

Basic and diluted	$(1.70	) (1)

Consolidated Balance Sheet Data (at year-end):

Working capital	$49,840		$59,155	$14,471	$(8,039)	$59,460

Intangibles, net	354		368	572	430	57

Total assets	89,363		95,420	84,204	82,868	110,045

Long term liabilities	50,807		50,210	50,115	1,006	5,944

Equity	8,477		20,202	229	42,426	68,416

(1)	Unaudited pro forma net loss has been adjusted to reflect the pro forma effects as if the Company were treated as a Subchapter C Corporation in 1996. Unaudited pro forma net loss is net of a benefit for income taxes at an assumed effective income tax rate of 40%. The total amount of the pro forma benefit for income taxes was $1,886,000 for the year ended December 31, 1996. Weighted average shares, basic and diluted, used in the computation of pro forma net loss per share were 12,211 shares.

(2)	In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its hardware and software segments (see note 3 to the Consolidated Financial Statements) which were sold to Ericsson Radio Systems AB in October 1999. Prior year balances have been restated to reflect these segments as discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

      The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services. Since its inception in 1983, the Company has delivered wireless network solutions to more than 200 customers in over 50 countries. Internationally-based customers accounted for approximately 29% of the Company’s revenues for the year ended December 31, 2000.

      In the last two years, the Company has made several strategic decisions that have enabled it to return to its core competency in providing end-to-end wireless services. In October 1999, the Company disposed of its software product business and, in March 2000, the Company sold its telecommunication tower business. In addition, during the last two years, the Company has entered into a number of joint ventures and strategic investments to enhance its wireless capabilities with a particular focus on certain international markets.

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of growth in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; and (4) the increasing complexity of wireless systems in operation.

Sources of Revenue and Revenue Recognition Policy

      The Company’s principal source of revenues consist of design services and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed-price, time-certain basis. Revenues are recognized for such contracts using the percentage-of-completion method. Under the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and the current estimate of the total costs to complete a project. If cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made.

      Cost of revenues consists of costs associated with engineering design and program management services. Sales and marketing expenses consist of salaries, sales commissions, bonuses, travel and other expenses required to implement the Company’s marketing, sales and customer support plans. General and administrative expenses consist of the compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems and executive office functions. Non-cash compensation consists of awards under a program for key employees adopted in 1994. Such plan was accounted for as a variable plan, and therefore, to the extent that the deemed fair market value of the Company increased, compensation expense increased accordingly. In connection with the Company’s initial public offering in September 1996, the Company granted stock options to replace the awards granted under this plan.

Results of Operations

     Continuing Operations

      The following table sets forth certain items as a percentage of revenues from the Company’s audited consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000. The table and discussion which follow provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Years Ended December 31,

	1998	1999	2000

Revenues:

Service	99.0%	96.7%	99.3%

Tower ownership and management	1.0	3.3	0.7

Total revenues	100.0	100.0	100.0

Cost of revenues:

Service	76.0	70.0	73.1

Tower ownership and management	0.6	1.6	0.2

Total cost of revenues	76.6	71.6	73.3

Gross profit:

Service	23.0	26.7	26.2

Tower ownership and management	0.4	1.7	0.5

Gross profit	23.4	28.4	26.7

Operating expenses:

Sales and marketing	4.4	7.2	5.2

General and administrative	25.3	23.9	13.1

Restructuring charge	1.4	—	(0.1)

Non-cash compensation	0.4	—	—

Tower portfolio sale and administration, net	—	—	(17.5)

Depreciation and amortization	2.8	4.8	1.9

Total operating expenses	34.3	35.9	2.6

Operating income (loss)	(10.9)	(7.5)	24.1

Other income (expense):

Interest income	1.0	0.4	1.3

Interest expense	(2.6)	(2.8)	(0.2)

Other	(0.7)	(1.8)	(0.5)

Total other income (expense)	(2.3)	(4.2)	0.6

Income (loss) from continuing operations before income taxes	(13.2)	(11.7)	24.7

Provision (benefit) for income taxes	(5.2)	(3.5)	11.0

Income (loss) from continuing operations	(8.0)%	(8.2)%	13.7%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

      Revenues for the twelve months ended December 31, 2000 were $150.4 million compared to $75.8 million for the prior year, an increase of $74.6 million or 98%. Increased revenue in North America of $68.1 million was the largest contributor to the growth, with the XM Satellite contract providing 71% of the North American increase. Other North American growth of $20 million was derived from radio frequency design ($6.3 million) and deployment ($13.7 million) services. Also contributing to the increased service revenue, was growth in the Middle East, Asia, and Europe ($12.4 million), offset by declines in Central and Latin America ($4.0 million).

     Cost of Revenues

      Cost of revenues for the twelve months ended December 31, 2000 was $110.3 million compared to $54.3 million for the prior year, an increase of $56.0 million or 103%. During the year, the Company evaluated certain employment related tax accruals recorded in prior years. This evaluation included the effect of systems and procedures implemented by the Company, as well as, assumed reductions in exposure due to changed circumstances and the passage of time. As a result, the Company reduced contract costs by $2.4 million during the year. As a percentage of total revenues, cost of revenues was 73.3% and 71.6% for December 31, 2000 and 1999, respectively.

     Gross Profit

      Gross profit for the twelve months ended December 31, 2000 was $40.1 million compared to $21.5 million for the prior year, an increase of $18.6 million or 86.5%. The gross profit increase is largely attributable to the increase in revenues. As a percentage of total revenues, gross profit was 26.7% and 28.4% for December 31, 2000 and 1999, respectively. The largest single factor contributing to the decline in gross profit margin is the reduction in tower rental revenue, which accounts for 70% of the gross profit margin decline. Tower Ownership and Management revenues generate larger gross profits, but higher depreciation and administrative costs than revenues derived from services. The balance of the margin decrease is attributable to large fixed price contracts, including a cost of revenue increase of $0.8 million to reflect an increase in contract cost estimates in the fourth quarter of 2000. The contract cost increases in 2000 were offset by the reduction in employment related tax accruals discussed in cost of revenues.

     Sales and Marketing

      Sales and marketing expenses were $7.8 million for the twelve months ended December 31, 2000 compared to $5.5 million for the prior year, an increase of $2.3 million. As a percentage of total revenues, sales and marketing was 5.2% and 7.2% for 2000 and 1999, respectively. The increased revenue from large, end-to-end service contracts enabled sales and marketing costs to increase at a lower rate than revenue growth.

     General and Administrative

      General and administrative expenses were $19.7 million for the twelve months ended December 31, 2000 compared to $18.1 million for the prior year, an increase of $1.6 million. As a percentage of total revenues general and administrative cost was 13.1% and 23.9% for 2000 and 1999, respectively. General and administrative expenditures as a percent of revenue were unusually high due to large legal expenditures in 1999 relative to litigation with minority shareholders of Microcell and support relative to the sale of discontinued operations. Additionally, the increased revenue from large, end-to-end service contracts enabled general and administrative costs to increase at a lower rate than revenue growth.

     Tower Portfolio Sale and Administration, Net

      During February 2000, the Company entered into an agreement for the sale of up to 197 tower sites owned or to be constructed for a total purchase price of up to $80.0 million when the sites are conveyed. Through the end of December 2000, 177 tower sites were successfully conveyed resulting in a net gain of $26.4 million. As part of the sale agreement the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.0 million on the towers sold as of December 31, 2000. The Company has deferred an amount corresponding to this rent commitment from the gain on the sale of the tower portfolio, until the space is leased to another tenant.

     Depreciation and Amortization

      Depreciation and amortization expense was $2.9 million for the twelve months ended December 31, 2000 compared to $3.6 million for the prior year. The decrease is a result of a reduction in assets due to the Company’s tower portfolio sale.

     Interest Income/Expense

      Interest income, net of interest expense, was $1.7 million for the twelve months ended December 31, 2000 compared to an expense of $1.8 million for the prior year. The interest expense in 1999 was largely attributed to borrowings under the Company’s credit facility to finance the construction of towers. The proceeds from the sale of the towers in 2000 provided sufficient proceeds to repay the Company’s credit facility and provide cash balances that generated interest income.

     Other Expense

      Other expense was $0.8 million for the twelve months ended December 31, 2000 compared to an expense of $1.4 million for the prior year. The other expense in the current year is attributable to losses using the equity method of accounting for the Company’s investment in Tecnosistemi of $0.8 million and to foreign currency losses of $0.3 million, offset by a one-time gain of $0.3 million. The loss in 1999 was largely driven by foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin America operations.

     Provision (Benefit) for Income Taxes

      The provision for income taxes was $16.5 million for the twelve months ended December 31, 2000 compared to a benefit of $2.7 million for the prior year. The provision for income taxes was recorded for the twelve months ended December 31, 2000, using an effective income tax rate of 44.5%. The effective income tax rate in excess of the statutory rate reflects the effect of non-deductible expenses resulting from the tower portfolio sale. The benefit for income taxes was recorded in 1999 based on an effective income tax rate of 30.1%. The change in effective income tax rates is due both to the impact of the sale of the telecommunication tower portfolio and to the conversion of the MCI note during the third quarter of 1999.

     Net Income (Loss)

      Net income was $20.6 million for the twelve months ended December 31, 2000 compared to a net loss of $5.4 million for the prior year. The increase in net income was due to income generated from the sale of the telecommunications towers conveyed during the year and additional gross profit generated by increased revenues.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

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

     Cost of Revenues

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

     Gross Profit

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

     Sales and Marketing

      Sales and marketing expenses were $5.5 million for the twelve months ended December 31, 1999 compared to $3.8 million for the prior year, an increase of $1.7 million. The increase is due primarily to business development efforts related to the Company’s Europe/ Middle East/ Africa regional office.

     General and Administrative

      General and administrative expenses were $18.1 million for the twelve months ended December 31, 1999 compared to $22.0 million for the prior year, a decrease of $3.9 million or 17.8%. General and administrative expenditures in 1998 were unusually high, driven by several large accounting transactions. These 1998 expenditures include a large increase in the allowance for doubtful accounts of approximately $2.0 million, largely attributed to the Company’s Asia-Pacific customers and costs associated with the growth of the Company’s tower ownership and management business, which declined approximately $1.0 million in 1999.

     Restructuring Charge

      In October 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million. The charge contained $1.3 million relative to the Company’s discontinued operations and $1.2 million relative to continuing operations.

     Depreciation and Amortization

      Depreciation and amortization expense was $3.6 million for the twelve months ended December 31, 1999 compared to $2.4 million for the prior year, an increase of $1.2 million or 50.6%. The increased depreciation is largely related to the Company’s tower ownership and management business, reflecting the increased number of towers that were constructed and placed-in-service. The company completed construction of 169 microcell towers as of December 31, 1999 compared to 65 as of December 31, 1998.

     Interest Expense

      Interest expense was $2.2 million for the twelve months ended December 31, 1999 compared to $2.3 million for the prior year, a decrease of $0.1 million or 6.1%. Interest expense was reduced $1.0 million attributable to MCI Worldcom converting its $50.0 million convertible note into equity on July 27, 1999. This savings was offset by increased borrowings under the Company’s credit facility during the twelve months, as well as interest associated with the $5.0 million convertible promissory note with Telcom Ventures.

     Other Income (Expense)

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

     Benefit for Income Taxes

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

     Loss from Continuing Operations

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

Discontinued Operations

      In March 1999, the Company’s Board of Directors adopted a plan to discontinue the operations comprising its products businesses. Included in the assets of discontinued operations was a loss of $8.9 million on 1999 discontinued operations revenue of $19.5 million. On October 22, 1999, the Company closed on the sale of the products businesses for $22.3 million. The gain on disposal in 1999 was $0.8 million, which was net of the loss from discontinued operations and includes $1.9 million of certain accounts receivable to be remitted to the Company upon collection. (see note 3 to the Consolidated Financial Statements). The products business had a net loss of $17.8 million in 1998 on revenue of $33.8 million.

Liquidity and Capital Resources

      Cash and cash equivalents were $22.3 million at December 31, 2000 compared to $2.0 million at December 31, 1999, an increase of $20.3 million. Cash combined with short-term investments at December 31, 2000 provides total liquid assets of $42.3 million. This increase in liquidity stems from cash received from the tower portfolio sale of $72.2 million. The tower proceeds were largely used to redeem the interests of the minority shareholders in the tower subsidiary ($7.2 million), eliminate debt ($4.5 million), invest in affiliates ($3.4 million) and fund operating activities ($16.1 million). Cash used in operating activities was primarily related to receivable growth as a result of increased revenue. Based upon an order entered on March 28, 2001 by the United States Bankruptcy Court, District of Maryland, Northern Division, the Company currently expects to receive $5.0 million in cash on or before March 30, 2001, or as soon as practicable thereafter, from its claim against DCR PCS, Inc. in connection with the bankruptcy and reorganization plan for Pocket Communications, Inc. and DCR PCS, Inc. For more information regarding this claim, please see “Recent Developments” on page 9.

      Working capital was $59.5 million at December 31, 2000 compared to $(8.0) million at December 31, 1999, an increase of $67.5 million. The increase in working capital was primarily due to the proceeds received-to-date from the sale of the Company’s telecommunication tower portfolio. The Company believes it has sufficient working capital for the next year.

Foreign Currency

      During the two month period ended February 28, 1999, the Company recognized total foreign currency transaction losses of approximately $2.1 million related to its Latin American operations. The majority of the losses were from the Company’s 1998 Brazilian operations as a result of the devaluation of the Real in 1999.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. This statement, as amended, establishes accounting and reporting standards for derivative instruments and for activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new standard does not have a material impact on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

LCC International, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the “Company”) as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

McLean, Virginia

March 29, 2001

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1998, 1999, 2000
(In thousands, except per share data)

	1998	1999	2000

Revenues (note 6):

Service	$86,328	$73,289	$149,385

Tower ownership and management	860	2,504	1,008

Total revenues	87,188	75,793	150,393

Cost of revenues:

Service	66,238	53,080	109,952

Tower ownership and management	521	1,176	333

Total cost of revenues	66,759	54,256	110,285

Gross profit	20,429	21,537	40,108

Operating expenses:

Sales and marketing	3,843	5,464	7,833

General and administrative	22,063	18,128	19,673

Restructuring charge (note 8)	1,256	—	(108)

Non-cash compensation (note 14)	362	(12)	—

Gain on sale of tower portfolio and administration, net (note 4)	—	—	(26,437)

Depreciation and amortization	2,409	3,628	2,899

Total operating expenses	29,933	27,208	3,860

Operating income (loss)	(9,504)	(5,671)	36,248

Other income (expense):

Interest income	898	327	1,951

Interest expense	(2,295)	(2,154)	(263)

Other	(618)	(1,391)	(787)

Total other income (expense)	(2,015)	(3,218)	901

Income (loss) from continuing operations before income taxes	(11,519)	(8,889)	37,149

Provision (benefit) for income taxes (note 10)	(4,561)	(2,677)	16,531

Income (loss) from continuing operations	(6,958)	(6,212)	20,618

Discontinued operations (note 3):

Loss from discontinued operations net of tax benefits	(17,785)	—	—

Gain on disposal of discontinued operations, including operating losses during phase out period of $8,866 (net of tax benefits of $346)	—	803	—

Net income (loss)	$(24,743)	$(5,409)	$20,618

Net income (loss) per share:
Continuing operations

Basic	$(0.45)	$(0.36)	$1.01

Diluted	$(0.45)	$(0.36)	$0.93

Discontinued operations

Basic	$(1.15)	$0.05	—

Diluted	$(1.15)	$0.05	—

Net income (loss) per share:

Basic	$(1.60)	$(0.31)	$1.01

Diluted	$(1.60)	$(0.31)	$0.93

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,

	1999	2000

ASSETS:

Current assets:

Cash and cash equivalents (note 5)	$1,951	$22,271

Short-term investments (note 2)	86	20,064

Receivables, net of allowance for doubtful accounts of $7,860 and $1,829 at December 31, 1999 and 2000, respectively Trade accounts receivable	15,052	31,306

Due from related parties and affiliates (note 6)	836	746

Unbilled receivables	5,187	17,050

Deferred income taxes, net (note 10)	5,083	1,850

Prepaid expenses and other current assets	3,202	1,858

Total current assets	31,397	95,145

Property and equipment, net (note 7)	37,762	5,638

Investments (note 9)	1,095	3,650

Deferred income taxes, net (note 10)	11,562	5,066

Other assets	1,052	546

	$82,868	$110,045

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Line of credit	$4,535	$—

Accounts payable	4,565	5,926

Accrued expenses	7,567	10,465

Accrued employee compensation and benefits	13,516	12,420

Deferred revenue	780	332

Income taxes payable (note 10)	5,844	5,725

Other current liabilities (note 8)	2,629	817

Total current liabilities	39,436	35,685

Other liabilities	1,006	5,944

Total liabilities	40,442	41,629

Commitments and contingencies (notes 1, 4, 14, 15 and 16) Shareholders’ Equity:

Preferred Stock:

10,000 shares authorized; -0- shares issued and outstanding	—	—

Class A common stock; $.01 par value:

70,000 shares authorized; 11,630 shares and 12,040 shares issued and outstanding at December 31, 1999 and 2000, respectively	116	120

Class B common stock; $.01 par value:

20,000 shares authorized; 8,461 shares and 8,450 shares issued and outstanding at December 31, 1999 and 2000, respectively	85	85

Paid-in capital	85,846	91,407

Accumulated deficit	(38,999)	(18,381)

Notes receivable from shareholders (note 6)	(3,025)	(2,325)

Subtotal	44,023	70,906

Accumulated other comprehensive loss — foreign currency translation adjustments	(1,597)	(2,490)

Total shareholders’ equity	42,426	68,416

	$82,868	$110,045

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 1998, 1999 and 2000
(In thousands)

							Notes
							Receivable
		Common Stock			Comprehensive		from
	Preferred			Paid-in	Income	Accumulated	Shareholders
	Stock	Class A	Class B	Capital	(Loss)	Deficit	(note 6)

Balances at December 31, 1997	—	$66	$85	$33,210		$(8,847)	$(2,800)

Payment from shareholder	—	—	—	209		—	700

Exercise/issuance of stock options	—	4	—	3,012		—	—

Issuance of common stock	—	2	—	699		—	—

Net loss	—	—	—	—	$(24,743)	(24,743)	—

Other comprehensive income — foreign currency translation adjustments	—	—	—	—	144	—	—

Comprehensive loss	—	—	—	—	$(24,599)	—	—

Balances at December 31, 1998	—	72	85	37,130		(33,590)	(2,100)

Payment from shareholder	—	—	—	164		—	700

Loan to shareholder	—	—	—	—		—	(1,625)

Conversion of debt	—	37	—	46,484		—	—

Exercise/issuance of stock options	—	7	—	1,833		—	—

Issuance of common stock	—	—	—	235		—	—

Net loss	—	—	—	—	$(5,409)	(5,409)	—

Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(229)	—	—

Comprehensive loss	—	—	—	—	$(5,638)	—	—

Balances at December 31, 1999	—	116	85	85,846		(38,999)	(3,025)

Payment from shareholder	—	—	—	100		—	700

Exercise/issuance of stock options	—	4	—	4,868		—	—

Issuance of common stock	—	—	—	593		—	—

Net income	—	—	—	—	$20,618	20,618	—

Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(893)	—	—

Comprehensive income	—	—	—	—	$19,725	—	—

Balances at December 31, 2000	—	$120	$85	$91,407		$(18,381)	$(2,325)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Income
	(Loss)	Total

Balances at December 31, 1997	$(1,512)	$20,202

Payment from shareholder	—	909

Exercise/issuance of stock options	—	3,016

Issuance of common stock	—	701

Net loss	—	(24,743)

Other comprehensive income — foreign currency translation adjustments	144	144

Comprehensive loss	—	—

Balances at December 31, 1998	(1,368)	229

Payment from shareholder	—	864

Loan to shareholder	—	(1,625)

Conversion of debt	—	46,521

Exercise/issuance of stock options	—	1,840

Issuance of common stock	—	235

Net loss	—	(5,409)

Other comprehensive loss — foreign currency translation adjustments	(229)	(229)

Comprehensive loss	—	—

Balances at December 31, 1999	(1,597)	42,426

Payment from shareholder	—	800

Exercise/issuance of stock options	—	4,872

Issuance of common stock	—	593

Net income	—	20,618

Other comprehensive loss — foreign currency translation adjustments	(893)	(893)

Comprehensive income	—	—

Balances at December 31, 2000	$(2,490)	$68,416

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998, 1999, and 2000
(In thousands)

	1998	1999	2000

Cash flows from operating activities:

Income (loss) from continuing operations	$(6,958)	$(6,212)	$20,618

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,409	3,628	2,899

Provision (recovery) for doubtful accounts	2,047	—	(306)

Non-cash compensation	362	(12)	—

Loss from investments in joint ventures, net	267	—	796

Gain on sale of discontinued operations	—	803	—

Gain on sale of tower portfolio	—	—	(26,437)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(869)	(1,527)	(28,275)

Accounts payable and accrued expenses	7,426	3,396	2,593

Other current assets and liabilities	(2,780)	5,395	7,165

Other noncurrent assets and liabilities	(10,796)	(9,639)	4,828

Net cash used in operating activities	(8,892)	(4,168)	(16,119)

Cash flows from investing activities:

Proceeds from sales of investment securities	8,506	27	31,282

Purchases of investment securities	—	—	(51,260)

Purchases of property and equipment	(16,735)	(17,100)	(3,870)

Proceeds from sale of property and equipment	—	—	209

Investments	289	(1,100)	(3,386)

Purchase of minority interest	—	—	(7,174)

Proceeds from tower portfolio sale, net of expenses	—	—	72,176

Disposal of discontinued operations, net	—	8,164	—

Net cash provided by (used in) investing activities	(7,940)	(10,009)	37,977

Cash flows from financing activities:

Proceeds from issuance of common stock, net	701	235	593

Proceeds from exercise of options	2,655	4,006	1,604

Proceeds from line of credit/note	—	32,961	9,700

Payments on line of credit/note	—	(23,426)	(14,235)

Repayment of loan to shareholder	909	864	800

Net cash provided by (used in) financing activities	4,265	14,640	(1,538)

Net increase (decrease) in cash and cash equivalents — continuing operations	(12,567)	463	20,320

Net (decrease) increase in cash and cash equivalents — discontinued operations	1,929	(2,752)	—

Net increase (decrease) in cash and cash equivalents	(10,638)	(2,289)	20,320

Cash and cash equivalents at beginning of period	14,878	4,240	1,951

Cash and cash equivalents at end of period	$4,240	$1,951	$22,271

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$2,250	$2,154	$148

Income taxes	1,995	3,540	2,781

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

In August 1999, the Company issued approximately 0.9 million shares of Class A Common Stock to Telcom Ventures in exchange for its 9.0% convertible notes payable. As a result, current debt was reduced by $5.0 million, accrued interest was reduced by $0.2 million, and shareholders’ equity increased $5.2 million.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1998, 1999 and 2000

(1)  Description of Operations

      The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services. Telcom Ventures owns the Class B Common Stock shares outstanding, which has preferential voting rights over the Class A Common Stock shares outstanding ten-to-one representing approximately 88% of voting control. Since its inception in 1983, the Company has delivered wireless network solutions to more than 200 customers in over 50 countries.

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of growth in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; and (4) the increasing complexity of wireless systems in operation. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

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

     Short-Term Investments

      Short-term investments consist primarily of municipal bonds with maturity dates of more than three months from the date of acquisition. The portfolio of municipal bonds held by the Company has been classified based on management’s intentions as to future investment activity. Such investments are not intended to be held to maturity and are classified as “available for sale” and carried at market value with temporary unrealized gains (losses) charged directly to shareholders’ equity. At December 31, 1999 and 2000, the market value of the municipal bonds held by the Company approximated its cost. Other short-term investments are carried at cost plus accrued interest, which approximates their market value. All short-term investments have maturity dates of one year or less.

     Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential credit losses. The

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 1999 and 2000:

	1999	2000

	(In thousands)

Latin America	$1,086	$671

North America	—	63

Europe	5,412	4,894

Middle East/Africa	2,245	7,775

Asia-Pacific	583	577

      The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 66% and 81% of its revenues from its ten largest customers for the years ended December 31, 1999 and 2000, respectively. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments (see note 18).

      Revenues from two customers were approximately $15.0 million or 17.2% and $13.9 million or 15.9%, of total revenues for 1998. Revenues generated from another customer were approximately $8.5 million or 11.2% of 1999 revenues. Revenues from another customer were approximately $10.3 million and $58.4 million, or 13.6% and 38.8% of total revenues for 1999 and 2000, respectively. Revenues from two other customers were approximately $19.0 million or 12.6% and $15.3 million or 10.2% of total revenues for 2000.

     Property and Equipment

      Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

      Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Furniture and equipment are depreciated over useful lives, which range from eighteen months to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the respective leases.

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

     Revenue Recognition

      The Company’s principal sources of revenues are design services and system deployment services, and, prior to the sale of its tower business, tower lease revenues (see note 4). The Company recognizes revenues from long-term fixed price contracts using the percentage-of-completion method; based on individual contract costs incurred to date compared with total estimated contract costs. Anticipated contract losses are recognized

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Lease revenues from the tower business are recognized over the term of the related lease. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

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

     Pervasiveness of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation

      The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     Other Comprehensive Income (Loss)

Comprehensive income is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss) consists solely of foreign currency translation adjustments in 1998, 1999 and 2000. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands).

	1998			1999			2000

		Tax			Tax			Tax
	Pretax	Expense	Net	Pretax	Expense	Net	Pretax	Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation adjustments	$222	$78	$144	$(327)	$(98)	$(229)	$(1,609)	$(716)	$(893)

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

      Revenues from the Products Businesses were approximately $64.0 million for the year ended December 31, 1998 and approximately $19.5 million for the period from January 1, 1999 to October 22, 1999. Net loss was approximately $17.8 million for the year ended December 31, 1998. The gain on disposal in 1999 was approximately $0.8 million, net of losses during the phase out period of approximately $8.9 million, and tax expense of approximately $0.3 million and includes $1.9 million of receivables to be remitted to the Company upon collection.

(4)  Tower Portfolio Sale and Administration

      During March 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. Pursuant to the Asset Purchase Agreement, Microcell agreed to sell up to 197 tower sites owned or to be constructed by Microcell for a total purchase price of up to $80 million in cash payable as the sites are conveyed to Pinnacle. As of December 31, 2000, 177 tower sites were conveyed to Pinnacle for net proceeds of $72.2 million. While some portion of the remaining towers may convey in the future, the Company believes substantially all of the towers that will convey have been conveyed to Pinnacle. As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company has recognized $26.4 million of the gain as of December 31, 2000 and deferred $5.0 million of the gain which

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relates to the maximum lease obligations under the Master Antenna Site Lease as of December 31, 2000. These amounts are included in other long-term liabilities. Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvements and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation on or around June 1 of each year.

      On February 15, 2000, Microcell and the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with the minority shareholders of Microcell. Pursuant to the Settlement Agreement, concurrent with the Pinnacle tower sale, the aggregate 16.25% minority shareholder interests were redeemed and other costs paid and/or reimbursed for $7.2 million. The payment was capitalized as part of the cost of acquiring the Microcell assets and will be expensed as sites are conveyed to Pinnacle. As part of the settlement, all pending claims of the minority shareholders were settled and dismissed with prejudice.

(5)  Cash and Cash Equivalents

      At December 31, 1999 and 2000, cash and cash equivalents consisted of the following (in thousands):

	1999	2000

Cash in banks	$1,644	$8,652

Overnight repurchase agreements	307	6,715

Short-term commercial paper	—	6,904

	$1,951	$22,271

      The fair value of overnight repurchase agreements, short-term commercial paper and short-term money market funds approximate their carrying value.

(6)  Related Party Transactions

      During 1998, 1999, and 2000, the Company provided services to Telcom Ventures and various other companies owned, in part, by Telcom Ventures or its members. Revenues earned during 1998, 1999 and 2000 for services provided to these customers were approximately $0.8 million, $1.6 million, and $1.9 million, respectively. Receivables from these related parties were $299,000 and $178,000 at December 31, 1999 and 2000, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $291,000 and $304,000 at December 31, 1999 and 2000, respectively.

      During 1999 and 2000, the Company made certain payments on behalf of Telcom Ventures which consisted primarily of fringe benefit payments. At December 31, 1999 and 2000, outstanding amounts associated with these payments, totaling $246,000 and $264,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see note 12). The note is payable over five years with equal annual principal payments over the term. Interest accrues at the rate of LIBOR, plus 1.75% and is payable annually. In October 1998, the Company received a payment of approximately $1.0 million from Telcom Ventures representing payment of $0.7 million principal and approximately $0.3 million interest under the terms of the note. In November 1999,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million of principal and approximately $0.2 million of interest were offset against the Company’s $1.1 million promissory note with Telcom Ventures (see below). In September 2000, the Company received a payment of approximately $0.8 million representing payment of $0.7 million principal and approximately $0.1 million of interest. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

      In January 1999, the Company entered into a $5.0 million convertible promissory note with Telcom Ventures. Under the terms of the note, anytime after August 1, 1999, the entire principal balance and accrued interest thereon at a rate of 9.0 percent could be converted into shares of the Company’s Class A Common Stock based on a conversion price of $6.22 per share, subject to adjustment for stock split, stock dividend, recapitalization or similar events. On August 24, 1999 Telcom Ventures elected to convert its note into 845,087 shares of the Company’s Class A Common Stock.

      On September 10, 1999, the Company entered into a $1.1 million promissory note with Telcom Ventures. Under the terms of the note, the entire principal balance and accrued interest thereon would be due on September 1, 2000. The interest was initially established at 10.5%, with increments in the interest rate of 1.5% every 3 months beginning March 1, 2000. The proceeds of the note were used to finance the Company’s investment in Tecnosistemi S.p.A. (see note 9). The note was paid in full in November 1999.

      In December 1999, the Company issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.625 million note receivable from the Company’s President and Chief Executive Officer. The note is payable in December 2004 or the date he is no longer the Company’s President and Chief Executive Officer. Upon the event of a change in control of ownership of the Company, the note will be forgiven. Interest accrues at the federal mid-term rate on the date of the note and is payable quarterly. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity. As of December 2000, the unpaid balance of the note is $1.717 million.

(7)  Property and Equipment

      At December 31, 1999 and 2000, property and equipment consisted of the following:

	1999	2000

	(In thousands)

Computer equipment and software	$12,964	$14,274

Furniture and office equipment	6,371	5,975

Purchased computer software	1,248	1,355

RF transmission towers	32,785	—

Leasehold improvements	3,152	3,360

Vehicles	380	227

	56,900	25,191

Less accumulated depreciation and amortization	(19,138)	(19,553)

	$37,762	$5,638

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Restructuring Charge

      On October 20, 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to continuing operations. The restructuring charge included $0.1 million related to the Company’s Services businesses, $1.1 million related to corporate general and administrative expenses and $1.3 million related to the Company’s products businesses. The charge was taken to cover the one-time costs associated with the closure of the Company’s office in Dusseldorf, Germany, a reduction in non-billable positions of approximately 70 full and part-time employees and approximately 30 contractors. As of December 31, 1999, a total liability of approximately $108,000 remained. The $108,000 is included in other current liabilities in the accompanying consolidated 1999 balance sheet. The remaining balance of $108,000 was reversed during 2000.

(9)  Investments

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company, and is a recently spun off division of the Italtel Group whose major shareholders were Siemens and Telecommunication Italia. Tecneudosia, a market leader in the design and manufacturing of shelters for fixed and mobile telecommunication operators and suppliers acquired 22% of Tecnosistemi; and the right to acquire the 30% interest retained by the Italtel Group. The Italtel Group will maintain a 30% interest in Tecnosistemi for a period of one year from the closing at which time Tecneudosia intends to assume such interest. The Company, until September 2000, applied the equity method to account for its investment in Tecnosistemi. Tecnosistemi incurred cumulative losses since the date of acquisition through September 30, 2000 of $3.4 million. The Company recorded a loss in other income (expense) of $0.8 million related to is pro-rata share of the losses generated by Tecnosistemi since the date of acquisition. During September 2000, Tecnosistemi merged into Tecneudosia S.p.A. As a result of the merger, the Company’s ownership percentage was decreased to 9.4% and the Company discontinued application of the equity method and now accounts for its investment using the cost method. During 2000, the Company earned revenues of approximately $0.5 million from Tecnosistemi.

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

      In August 2000, the Company acquired 15.0% of Plan + Design Netcare AG, a German wireless network deployment firm (“PDN”) for $2.9 million. In February 2001, the Company invested an additional $1.6 million to maintain its 15.0% interest in PDN. In addition to the investment, the Company entered into a five-year joint marketing agreement with PDN. The Company uses the cost method to account for this investment. The Company earned revenues of approximately $11,000 in revenues during 2000.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Income Taxes

      The provision (benefit) for income taxes from continuing operations consists of the following:

	1998	1999	2000

	(In thousands)

Current:

Federal	$—	$100	$4,009

State and local	—	—	522

Foreign	1,582	919	1,115

	1,582	1,019	5,646

Deferred:

Federal	(5,782)	(3,568)	9,730

State and local	(361)	(128)	1,155

Foreign	—	—	—

	(6,143)	(3,696)	10,885

Total	$(4,561)	$(2,677)	$16,531

      The 1999 and 2000 income tax provision related to operations does not include a $0.6 million tax charge and a $3.3 million tax benefit, respectively, related to exercising stock options which was recorded directly to paid-in capital. In addition, the 1999 income tax provision related to continuing operations does not include a tax charge of $12.6 million related to the cancellation of indebtedness income from the conversion of the note payable to MCI. The tax charge was recorded directly to paid-in capital.

      Income (loss) before income taxes from continuing operations includes the following components:

	1998	1999	2000

	(In thousands)

Domestic	$(16,203)	$(5,248)	$34,184

Foreign	4,684	(3,641)	2,965

Total	$(11,519)	$(8,889)	$37,149

      A reconciliation of the statutory Federal income tax rate and the effective income tax rate from continuing operations for the years ended December 31, 1998, 1999 and 2000 follows.

	1998	1999	2000

Statutory Federal income tax rate	(35.0)%	(35.0)%	35.0%

Effect of:

State and local income taxes, net of federal tax benefit	(2.0)	(1.1)	2.9

Foreign	10.0	14.6	0.2

Tax credits	(10.0)	(2.6)	(0.6)

Non deductible expenses	9.0	8.5	7.4

Other	1.1	8.3	2.6

Valuation Allowance	(12.7)	(28.0)	(3.0)

Effective income tax rate	(39.6)%	(30.1)%	44.5%

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1999 and 2000 are presented below:

	1999	2000

	(In thousands)

Deferred tax assets:

Accounts receivable, principally due to allowance for doubtful accounts	$75	$381

Other receivables	939	1,567

Property and equipment	225	—

Non-cash compensation	265	1,283

Accrued expenses	4,599	2,719

Deferred revenue	73	—

Net operating loss carry-forward	8,347	—

Foreign tax credit carry-forward	6,302	4,596

Foreign temporary differences	155	—

Research tax credit carryover	217	281

Other	506	353

Total gross deferred tax assets	21,703	11,180

Less valuation allowance	(4,954)	(3,831)

Deferred tax assets net of valuation allowance	16,749	7,349

Deferred tax liabilities:

Property and equipment	—	(192)

Deferred revenue	—	(170)

Other	(104)	(71)

Total gross deferred liabilities	(104)	(433)

Net deferred tax assets	$16,645	$6,916

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 1999 and 2000 as follows:

	1999	2000

Current asset	$5,083	$1,850

Noncurrent asset	11,562	5,066

	$16,645	$6,916

      At December 31, 2000, the Company had foreign tax credits for U.S. tax purposes of $4.6 million, which expire between 2001 and 2004. The Company also had $4.0 million of foreign operating loss carry-forwards from operations, which expire between 2006 and 2008.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes.

(11)  Note Payable

      In March 1999, the Company amended and restated the credit facility with the Chase Manhattan Bank, as Administrative Agent (“Chase”), (together with the LCC Europe Credit Facility, the “Credit Facility”), which was established in 1996. The Credit Facility consisted of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the “LCC Europe Credit Facility”).

      Approximately $4.5 million was outstanding under the Credit Facility at December 31, 1999. Outstanding letters of credit were $0.8 million at December 31, 1999. In March 2000, the Credit facility was paid-off in its entirety.

(12)  Convertible Subordinated Debt

      In June 1994, the Company issued to MCI Worldcom (MCI) a $20.0 million convertible Subordinated Note (the “Subordinated Note”). The Subordinated Note bore interest at a rate equal to 6.8%, payable semiannually. The entire principal amount of the Subordinated Note was due in June 2000.

      In June 1994, Telcom Ventures issued a $30.0 million convertible Subordinated Note (the “Telcom Ventures Subordinated Note”) to MCI. The Telcom Ventures Subordinated Note bore interest at a rate equal to 6.8%, payable semiannually. Effective September 27, 1996, in connection with the Company’s initial public offering of Class A Common Stock, the Company assumed the $30.0 million Telcom Ventures Subordinated Note from Telcom Ventures. As a result of this assumption, the Company has the exclusive right to exercise all Telcom Ventures’ rights under the Telcom Ventures Subordinated Note and is solely responsible for the payment of interest and principal thereunder.

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

(13)  Health and Retirement Plans

      The Company has a defined contribution profit sharing plan under Section 401(k) of the IRC that provides for voluntary employee contributions of 1.0 to 15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee’s contribution up to 6.0 percent of each employee’s compensation. Company contributions and other expenses associated with the plan were approximately $652,000, $482,000 and $601,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

      The Company’s subsidiary, LCC UK, has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0 to 5.0 percent of an employee’s base salary. It is available to all full time employees who have completed their three-month probation period. The Company contributes 5.0 percent of an employee’s base salary and matches the employee’s contribution up to 5.0 percent. LCC UK contributions and other expenses related to the plan were approximately $66,000 and $220,000 for the years ended December 31, 1999 and 2000, respectively.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is self-insured for group health, life, and short and long-term disability claims up to certain stop losses.

(14)  Incentive Plans

      At December 31, 1998, 1999, and 2000, the Company had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), the Company’s income (loss) from continuing operations and income (loss) from continuing operations per share would have been reduced to the pro forma amounts indicated below.

	1998	1999	2000

	(In thousands, except
	per share data)
Income (loss) from continuing operations

As reported	$(6,958)	$(6,212)	$20,618

Pro forma	(9,312)	(7,613)	17,257
Income (loss) from continuing operations per share

As reported:

Basic	$(0.45)	$(0.36)	$1.01

Diluted	(0.45)	(0.36)	0.93

Pro forma:

Basic	$(0.60)	$(0.44)	$0.85

Diluted	(0.60)	(0.44)	0.78

      The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $10.02, $3.88, and $10.93, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	1998	1999	2000

Expected dividend yield	0%	0%	0%

Risk-free interest rate	5.0%	6.0%	6.0%

Expected life	2-8 years	3-5 years	3-7 years

Volatility	65.0%	60.0%	75–100%

      Under the Company’s Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock were available for purchase by eligible employees of the Company beginning in 1997. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company’s Board of Directors. The purchase price for each share is not less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, the Company sold 100,710 shares to employees in 1998, 55,898 shares in 1999, and 43,888 shares in 2000. Compensation cost of approximately $175,000, $54,000, and $138,000, respectively, would have been recognized under SFAS

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123 for the fair value of the employees purchase rights and is included in proforma net income above. Compensation cost was estimated using the Black Scholes model with the following assumptions.

	1998	1999	2000

Expected dividend yield	0%	0%	0%

Risk-free interest rate	2.5-3.0%	3%	3%

Expected life	3 months	1-3 months	1 month

Volatility	65%	60-70%	75-100%

      The weighted average fair value of the purchase rights granted in 1998, 1999, and 2000 was $1.74, $0.96, and $3.15 respectively.

      In connection with its initial public offering, the Company established the 1996 Employee Stock Option Plan, which authorized the issuance of up to 3,224,000 shares of Class A Common Stock pursuant to options granted under the plan. An additional 1,501,000 shares of Class A Common Stock were reserved under the 1996 Employee Stock Option Plan in 1998. In late 1999 and early 2000, the Board of Directors adopted amendments to the 1996 Employee Stock Option Plan, which was subsequently approved by the stockholders at the 2000 annual meeting, increasing the total number of shares reserved by 4,100,000 shares so that the aggregate number of shares reserved for issuance is 8,825,000.

      Also in connection with the Company’s initial public offering, the Company established the 1996 Director’s Stock Option Plan. The Director’s Plan provides for the “formula” grant of options, and authorizes the issuance of up to 60,000 shares of Class A Common Stock and 250,000 shares of Class B Common Stock. An additional 80,000 shares of Class A Common Stock were reserved under the Director’s Plan in 1998 and an additional 110,000 shares of Class A Common Stock were reserved under the Director’s Plan in 2000. The option exercise price for options granted under the Director’s Plan is 100% of the fair value of the shares on the date of grant. Each eligible director who is not eligible to hold shares of Class B Common Stock was granted an initial option to purchase 10,000 shares of Class A Common Stock in connection with the offering. Each eligible director who is eligible to hold shares of Class B Common Stock and who was a director as of the offering was granted an initial option to purchase 35,000 shares of Class B Common Stock in connection with the offering, and was granted additional options to purchase 22,500 shares of Class B Common Stock as of each of the next four annual meetings of the stockholders of the Company if the director continued to be an eligible director. Options granted with respect to Class A Common Stock become immediately exercisable with respect to directors who were directors of the Company prior to July 1, 1996, and become exercisable with respect to one-third of the shares of Class A Common Stock that are subject to the options on each of the first three anniversaries of the date of grant subject to acceleration of vesting on a change of control with respect to directors who became directors of the Company after July 1, 1996.

      The Company has reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by The Carlyle Group. The option exercise price for these options are and will be 100% of the fair market value of the Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the offering, and was granted an additional option to purchase 15,000 shares of Class A Common Stock on each of the four anniversaries of the initial date of grant. Options granted vested immediately. The options will expire no later than the fifth anniversary of the date of grant.

      On December 11, 1998, the Company re-priced substantially all options previously granted under the 1996 Employee Stock Option Plan to $5.00 per share which exceeded the fair market value of the stock on that date. Approximately 887,000 share options were subject to repricing.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in stock options outstanding were as follows:

	1998		1999		2000

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance at beginning of year	2,509	$9.89	2,213	$7.42	2,799	$7.62

Granted	1,342	18.31	2,078	7.46	2,645	16.06

Exercised	(431)	6.74	(584)	4.68	361	4.48

Terminated	(1,207)	17.95	(908)	8.93	622	13.18

Balance at end of year	2,213	7.42	2,799	7.62	4,461	12.11

      The following table summarizes information about options at December 31, 2000.

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number at	Remaining	Exercise	Number at	Exercise
Exercise Prices	December 31, 2000	Contractual Life	Price	December 31, 2000	Price

	(In thousands)	(In years)		(In thousands)

$ 4.00 – 4.25	212	6.82	$4.20	135	$4.17

$ 5.00 – 5.75	1,277	7.91	5.31	552	5.22

$ 7.94 – 8.25	97	9.46	8.15	11	7.94

$11.56 – 13.56	828	8.66	13.28	259	13.09

$16.00 – 16.88	1,718	8.62	16.11	145	16.33

$18.25 – 21.00	292	8.24	19.49	66	18.73

$26.75 – 39.00	37	9.39	32.24	—	—

	4,461	8.34	12.11	1,168	9.02

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

      Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases which have been terminated (see below), the applicable portion of the benefit has been offset against the lease termination penalty. The total deferred rent was approximately $874,000 and $978,000 at December 31, 1999 and 2000, respectively.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental Receivables
	Rental Payable	Under Subleases

	(In thousands)

2001	$6,256	$2,045

2002	7,646	441

2003	3,404	5

2004	3,358	—

2005	3,424	—

Thereafter	5,257	—

	$29,345	$2,491

      Rent expense under operating leases was approximately, $6.9 million, $6.2 million, and $8.7 million for the years ended December 31, 1998, 1999, and 2000, respectively.

(16)  Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

(17)  Income (Loss) Per Share

      Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1998, 1999 and 2000 are as follows:

	1998			1999			2000

	Net		Per Share	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount	Income	Shares	Amount

	(in thousands, except per share data)

Basic EPS

Net income (loss) available to common shareholders:

Continuing operations	$(6,958)			$(6,212)			$20,618

Discontinued Operations	(17,785)			—			—

Gain on disposal	—			803			—

Total	$(24,743)	15,509		$(5,409)	17,302		$20,618	20,360

Continuing Operations			$(0.45)			$(0.36)			$1.01

Discontinued Operations			(1.15)			0.05			—

Total			$(1.60)			$(0.31)			$1.01

Effective of Dilutive Securities

Stock option plans		—			—			1,750

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1998			1999			2000

	Net		Per Share	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount	Income	Shares	Amount

	(in thousands, except per share data)

Dilutive EPS

Net income (loss) available to common stockholders and assumed conversions:

Continuing Operations	$(6,958)		$(0.45)	$(6,212)		$(0.36)	$20,618		$0.93

Discontinued Operations	(17,785)		(1.15)	—		—	—		—

Gain on disposal	—		—	803		0.05	—		—

Total	$(24,743)	15,509	$(1.60)	$(5,409)	17,302	$(0.31)	$20,618	22,110	$0.93

      The Company’s convertible subordinated debt was exchanged into 2.8 million shares of the Company’s Class A Common Stock during 1999. The convertible subordinated debt, was outstanding during calendar 1998 and 1999, but was not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive. Options to purchase 2.2 million, 2.8 million and 120,100 shares of Class A Common Stock were outstanding during 1998, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the effect of which would have been anti-dilutive.

(18)  Segment Reporting

      The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision-making group is the Executive Committee, which is comprised of the Chief Operating Officer and the lead executives of each of the Company’s operating segments. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct services.

      The Company’s operating segments include Services (Design Services and Deployment Services) and Tower ownership and management. Design Services provides engineering and design services for cellular phone system operators, personal communication system (“PCS”) operators and other wireless communication systems providers. Deployment Services provides program and construction management services related to the build-out of wireless communication systems.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segments:

(In thousands)

		Tower
		Ownership
		and
	Services	Management	Total

1998

Net revenue from external customers	$86,328	$860	$87,188

Intersegment revenues	1,180	—	1,180

Total revenues	$87,508	$860	$88,368

Depreciation and amortization	$1,185	$451	$1,636

Interest income	338	—	338

Interest expense	—	1,016	1,016

Income tax expense (benefit)	4,361	(1,692)	2,669

Net income (loss)	6,650	(2,581)	4,069

Segment assets	26,899	18,250	45,149

Expenditures for Property	757	14,860	15,617

1999

Net revenue from external customers	$73,289	$2,504	$75,793

Intersegment revenues	268	—	268

Total revenues	$73,557	$2,504	$76,061

Depreciation and amortization	1,112	1,220	2,332

Interest income	192	—	192

Interest expense	9	1,785	1,794

Income tax expense (benefit)	2,672	(1,238)	1,434

Net income (loss)	8,875	(4,111)	4,764

Segment assets	24,070	31,098	55,168

Expenditures for property	1,691	15,240	16,931

2000

Net revenue from external customers	$149,385	$1,008	$150,393

Intersegment revenues	—	—	—

Total revenues	$149,385	$1,008	$150,393

Depreciation and amortization	1,812	265	2,077

Interest income	277	—	277

Interest expense	10	—	10

Income tax expense (benefit)	7,580	11,857	19,437

Net income (loss)	9,454	14,788	24,242

Segment assets	108,655	1,390	110,045

Expenditures for property	3,774	96	3,780

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	1998	1999	2000

Revenues

Revenues for reportable segments	$88,368	$76,061	$150,393

Eliminations	(1,180)	(268)	—

Total consolidated revenues	$87,188	$75,793	$150,393

Assets

Total assets for reportable segments	$45,149	$55,168	110,045

Unallocated corporate assets	39,055	27,700	—

Total consolidated assets	$84,204	$82,868	$110,045

		Unallocated
	Segment	Corporate		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

1998

Depreciation and amortization	$1,636	$773	$—	$2,409

Interest income	338	560	—	898

Interest expense	—	2,295	—	2,295

Income taxes	2,669	(7,089)	(141)	(4,561)

Expenditures for property	15,617	1,118	—	16,735

1999

Depreciation and amortization	$2,332	$1,296	$—	$3,628

Interest income	192	135	—	327

Interest expense	9	2,145	—	2,154

Income taxes	1,434	(4,111)	—	(2,677)

Expenditures for property	16,931	169	—	17,100

2000

Depreciation and amortization	$2,077	$822	—	$2,899

Interest income	277	1,674	—	1,951

Interest expense	10	253	—	263

Income taxes	19,437	(2,906)	—	16,531

Expenditures for property	3,780	—	—	3,780

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information concerning principal geographic areas was as follows (in thousands):

	1998		1999		2000

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

North America

United States	$47,065	$21,721	$40,370	$35,353	$106,406	$4,215

Canada and Mexico	3,492	—	1,654	—	375	—

Total North America	50,557	21,721	42,024	35,353	106,781	4,215

Europe

United Kingdom	825	3	1,476	1,896	3,859	914

Belgium	3,384	—	4,261	—	1,780	—

Netherlands	7,113	—	8,718	—	10,213	—

Italy	—	—	2,766	—	2,275	—

Other	2,487	1	2,161	15	2,177	4

Total Europe	13,809	4	19,382	1,911	20,304	918

Middle East and Africa

Egypt	—	—	3,655	182	15,321	198

Other	—	—	—	—	290	—

Total Middle East and Africa	—	—	3,655	182	15,611	198

Latin America

Brazil	14,516	407	6,685	316	4,230	307

Argentina	836	—	120	—	209	—

Other Latin America	326	—	522	—	470	—

Total Latin America	15,678	407	7,327	316	4,909	307

Asia-Pacific

Malaysia	4,036	—	289	—	—	—

Korea	650	—	78	—	642	—

China	—	—	405	—	—	—

Philippines	885	—	1,369	—	114	—

Australia	—	—	683	—	1,552	—

Other	1,422	—	581	—	480	—

Total Asia-Pacific	6,993	—	3,405	—	2,788	—

All other	151	—	—	—	—	—

Total	$87,188	$22,132	$75,793	$37,762	$150,393	$5,638

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)  Quarterly Data (Unaudited)

	1999

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Revenues	$17,673	$16,131	$18,242	$23,747

Operating income (loss)	(338)	(4,182)	(1,385)	234

Income (loss) from continuing operations before income taxes	(2,218)	(5,021)	(1,660)	10

Income (loss) from continuing operations	(1,892)	(3,167)	(1,160)	7

Gain on disposal of discontinued operations, net of tax provision	—	—	—	803

Net income (loss)	(1,892)	(3,167)	(1,160)	810

Income (loss) per share:

Continuing operations:

Basic	$(0.12)	$(0.20)	$(0.06)	$—

Diluted	$(0.12)	$(0.20)	$(0.06)	$—

Discontinued operations:

Basic	$—	$—	$—	$0.04

Diluted	$—	$—	$—	$0.04

Net income (loss) per share:

Basic	$(0.12)	$(0.20)	$(0.06)	$0.04

Diluted	$(0.12)	$(0.20)	$(0.06)	$0.04

	2000

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Revenues	$30,146	$34,284	$40,937	$45,026

Operating income	22,510	5,870	4,083	3,785

Income from operations before income taxes	22,118	6,262	4,413	4,356

Net income	12,828	3,632	1,904	2,254

Net income per share:

Basic	$0.64	$0.18	$0.09	$0.11

Diluted	$0.57	$0.16	$0.09	$0.11

      All periods presented have been restated to reflect the hardware and software businesses as discontinued operations (see note 3).

      During the first quarter of 2000 the Company had a gain from the sale of tower portfolio of $21.2 million. (See note 4).

      With respect to the fourth quarter of 2000, the Company evaluated certain employment related tax accruals recorded in prior years. This evaluation included the effect of systems and procedures implemented by the Company, as well as, assumed reductions in exposure due to changed circumstances and the passage of time. As a result, the Company reduced Cost of revenues — service by $1.6 million and increased net income by $1.0 million.

      With respect to the fourth quarter of 2000, the Company evaluated certain of its fixed priced contracts based upon individual contract costs incurred to date compared with total estimated costs in accordance with the Company’s revenue recognition accounting policy for long-term fixed price contracts. As a result, the Company determined an increase in estimated cost has occurred in the fourth quarter and has recorded an

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in Cost of revenues — service of $0.8 million and reduced net income by $0.5 million. Additionally, the Company recorded an allowance against revenue and accounts receivable of $0.5 million and reduced net income by $0.3 million due to the increase in its accounts receivable balance related to certain system deployment contracts.

(20)  Fair Value of Financial Instruments

      The following table presents the carrying amount and estimated fair value of the Company’s financial instruments in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.”

	1999		2000

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

	(In thousands)

Shareholders’ Equity:

Notes receivable from shareholder	3,025	3,025	2,325	2,325

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated fair value as of December 31, 1999 and 2000 because of the relatively short duration of these instruments.

      Notes receivable from shareholders  — the carrying value of the notes receivable approximated the fair value as the instruments included a market rate of interest.

      Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of unconsolidated affiliates. No such guarantees were outstanding at December 31, 1999 or 2000.

(21)  Subsequent Events

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for Pocket Communications, Inc. (“Pocket”) and DCR PCS, Inc. (“DCR”). The Plan provides that LCC’s claim against DCR will be allowed in the amount of $5.0 million, which is to be paid in full in cash on or before March 30, 2001, or as soon as practicable thereafter in accordance with the Plan. The Plan also provides that LCC’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 16% of the allowed amount.

      On March 15, 2001, the Company received payment of $2.1 million, net of taxes withheld at source of $0.4 million, as complete settlement relative to receivable balances the Company took a charge in 1997 from a client in Malaysia who successfully emerged from bankruptcy.

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

Item 11.  Executive Compensation

      Reference is made to the information set forth under the caption “Election of Directors — Executive Compensation” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

      Reference is made to the information set forth under the caption “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Election of Directors — Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in item 8 hereof.

              Report of Independent Auditors.

Consolidated Statements of Operations — Years Ended December 31, 1998, 1999, and 2000.

Consolidated Balance Sheets as of December 31, 1999 and 2000.

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 1998, 1999, and 2000.

Consolidated Statements of Cash Flows — Years Ended December 31, 1998, 1999, and 2000.

              Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

      Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit
Number		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company.*
3.2	—	Amended and Restated Bylaws of the Company.*
4.1	—	Form of Class A and Class B Common Stock certificates.*
4.2	—	LCC International, Inc. 1996 Directors Stock Option Plan.*
4.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997.******
4.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998.******
4.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001.
4.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000.
4.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999.
10.1	—	1994 LCC, L.L.C. Incentive Compensation Plan.*
10.2	—	Amended and Restated Service Agreement, dated as of October 1, 1996, by and between TSI, a division of LCC International, Inc., and Nextel Communications, Inc.**
10.3	—	Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C.*
10.4	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.5	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.6	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102.*
10.7	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102.*
10.8	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno Penzias.*
10.9	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely.
10.10	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker.
10.11	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly.
10.12	—	Service Agreement, dated January 1, 1999, between LCC International, Inc. and Peter Zaugg.
10.13	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III.***
10.14	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer.
10.15	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C.*
10.16	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation.*

Exhibit
Number		Exhibit Description

10.17	—	Form of Indemnity Agreement between LCC International, Inc. and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J. Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose, Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson, Michael S. McNelly, C. Thomas Faulders, III, David N. Walker, Gregory S. Ledford and Susan Mayer.*
10.18	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C.*
10.19	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc.*
10.20	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
10.21	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
10.22	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees.*
10.23	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
10.24	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
10.25	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996 Employee Option Plan).*
10.26	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement (for eligible persons who have executed grant letters on or after January 30, 2001).
10.27	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than Mark D. Ein).*
10.28	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
10.29	—	Form of Phantom Membership Plan Exchange Agreement.*
10.30	—	Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias.*
10.31	—	Series D Convertible Debenture Due March 27, 2001 by DCR Communications, Inc. dated March 27, 1996.*
10.32	—	Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc. dated May 10, 1996.*
†10.33	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999.*****
‡10.34	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001.
10.35	—	Ericsson Radio Systems AB Asset Purchase Agreement dated dated August 25, 1999.****
10.36	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB.****
10.37	—	Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
10.38	—	Amendment No. 1 to Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management Inc., dated March 2, 2000.*******

Exhibit
Number		Exhibit Description

10.39	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
21	—	Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.

*	Incorporated by reference to the Exhibits on the Company’s Registration Statement on Form S-1 (Registration No. 333-6067).

**	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

***	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on May 27, 1999.

****	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 8, 1999.

*****	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 1999.

******	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

*******	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 20, 2000.

†	Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

‡	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      (b)  Reports on Form 8-K.

      On February 5, 2001, the Company filed a Current Report on Form 8-K, which reported that on February 5, 2001, the Company issued a press release announcing it fourth quarter and year ended revenues and operating results.

      On January 16, 2001, the Company filed a Current Report on Form 8-K, which reported that on January 16, 2001, the Company issued a press release announcing certain modifications to the terms of a contract, dated August 18, 1999, with XM Satellite Radio Inc. (“XM”) for the design and deployment of XM’s terrestrial repeater network. On November 1, 2000, the Company filed a Current Report on Form 8-K, which reported that on November 1, 2000 the Company issued a press release announcing its third quarter revenue and operating results.

      (c)  Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

      (d)  None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March, 2001.

LCC INTERNATIONAL, INC.

By:	/s/ C. THOMAS FAULDERS, III

C. Thomas Faulders, III
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Chief Executive Officer and Chairperson of the Board of Directors	March 31, 2001

/s/ DAVID N. WALKER David N. Walker	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 31, 2001
/s/ MARK D. EIN Mark D. Ein	Director	March 28, 2001
/s/ STEVEN GILBERT Steven Gilbert	Director	March 23, 2001
/s/ SUSAN MAYER Susan Mayer	Director	March 27, 2001
Gregory Ledford	Director	March , 2001
/s/ ARNO PENZIAS Arno Penzias	Director	March 23, 2001
/s/ NEERA SINGH Neera Singh	Director	March 31, 2001
/s/ RAJENDRA SINGH Rajendra Singh	Director	March 31, 2001

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance at	Charged to	Charges to		Balance at
Description	Beginning of period	costs and expenses	other accounts	Deductions(1)	end of period

Year ended December 31, 1998

Allowance for doubtful accounts	11,929	2,047	—	3,523	10,453
Year ended December 31, 1999

Allowance for doubtful accounts	10,453	—	850	3,443	7,860
Year ended December 31, 2000

Allowance for doubtful accounts	7,860	(306)	81	5,806	1,829

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company.*
3.2	—	Amended and Restated Bylaws of the Company.*
4.1	—	Form of Class A and Class B Common Stock certificates.*
4.2	—	LCC International, Inc. 1996 Directors Stock Option Plan.*
4.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997.******
4.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998.******
4.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001
4.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000
4.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999.
10.1	—	1994 LCC, L.L.C. Incentive Compensation Plan.*
10.2	—	Amended and Restated Service Agreement, dated as of October 1, 1996, by and between TSI, a division of LCC International, Inc., and Nextel Communications, Inc.**
10.3	—	Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C.*
10.4	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.5	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.6	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102.*
10.7	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102.*
10.8	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno Penzias.*
10.9	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely.
10.10	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker.
10.11	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly.
10.12	—	Service Agreement, dated January 1, 1999, between LCC International, Inc. and Peter Zaugg.
10.13	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III.***
10.14	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer.
10.15	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C.*
10.16	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation.*

Exhibit
Number		Exhibit Description

10.17	—	Form of Indemnity Agreement between LCC International, Inc. and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J. Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose, Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson, Michael S. McNelly, C. Thomas Faulders, III, David N. Walker, Gregory S. Ledford and Susan Mayer.*
10.18	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C.*
10.19	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc.*
10.20	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
10.21	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
10.22	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees.*
10.23	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
10.24	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
10.25	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996 Employee Option Plan).*
10.26	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement (for eligible persons who have executed grant letters on or after January 30, 2001).
10.27	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than Mark D. Ein).*
10.28	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
10.29	—	Form of Phantom Membership Plan Exchange Agreement.*
10.30	—	Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias.*
10.31	—	Series D Convertible Debenture Due March 27, 2001 by DCR Communications, Inc. dated March 27, 1996.*
10.32	—	Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc. dated May 10, 1996.*
†10.33	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999.*****
‡10.34	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001.
10.35	—	Ericsson Radio Systems AB Asset Purchase Agreement dated dated August 25, 1999.****
10.36	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB.****
10.37	—	Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
10.38	—	Amendment No. 1 to Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management Inc., dated March 2, 2000.*******

Exhibit
Number		Exhibit Description

10.39	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
21	—	Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.

*	Incorporated by reference to the Exhibits on the Company’s Registration Statement on Form S-1 (Registration No. 333-6067).

**	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

***	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on May 27, 1999.

****	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 8, 1999.

*****	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 1999.

******	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

*******	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 20, 2000.

†	Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

‡	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.