Form 10-Q
period 2001-03-31
LCC INTERNATIONAL INC
filed 2001-05-14
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of May 7, 2001 the registrant had outstanding 12,109,770 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,446,833 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2001

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three months ended March 31, 2000 and 2001	3

	Condensed consolidated balance sheets as of December 31, 2000 and March 31, 2001	4

	Condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 2001	5

	Notes to condensed consolidated financial statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	13

ITEM 2:	Changes in Securities	13

ITEM 3:	Defaults Upon Senior Securities	13

ITEM 4:	Submission of Matters to a Vote of Security Holders	13

ITEM 5:	Other Information	13

ITEM 6:	Exhibits and Reports on Form 8-K	13

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2000	2001

REVENUES:

Service	$29,297	$42,655

Tower ownership and management	849	—

	30,146	42,655

COST OF REVENUES:

Service	21,721	32,747

Tower ownership and management	262	—

	21,983	32,747

GROSS PROFIT	8,163	9,908

OPERATING (INCOME) EXPENSE:

Sales and marketing	1,873	2,006

General and administrative	4,046	4,187

Gain on sale of tower portfolio and administration, net	(21,218)	(1,605)

Depreciation and amortization	952	720

	(14,347)	5,308

OPERATING INCOME	22,510	4,600

OTHER INCOME (EXPENSE):

Interest income	230	589

Interest expense	(228)	—

Other	(394)	(49)

	(392)	540

INCOME FROM OPERATIONS BEFORE INCOME TAXES	22,118	5,140

PROVISION FOR INCOME TAXES	9,290	2,056

NET INCOME	$12,828	$3,084

NET INCOME PER SHARE:

Basic	$0.64	$0.15

Diluted	$0.57	$0.15

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME PER SHARE:

Basic	20,160	20,494

Diluted	22,604	21,189

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	March 31,
	2000	2001

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$22,271	$18,863

Short-term investments	20,064	19,986

Receivables, net of allowance for doubtful accounts of $1,829 and $1,942 at December 31, 2000 and March 31, 2001, respectively:

Trade accounts receivable	31,306	29,869

Due from related parties and affiliates	746	634

Unbilled receivables	17,050	20,479

Deferred income taxes, net	1,850	2,513

Prepaid expenses and other current assets	1,858	1,771

Total current assets	95,145	94,115

Property and equipment, net	5,638	5,886

Investments	3,650	5,369

Deferred income taxes, net	5,066	3,428

Other assets	546	514

	$110,045	$109,312

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$5,926	$6,946

Accrued expenses	10,465	9,634

Accrued employee compensation and benefits	12,420	10,742

Deferred revenue	332	150

Income taxes payable	5,725	5,828

Other current liabilities	817	1,573

Total current liabilities	35,685	34,873

Other liabilities	5,944	3,020

Total liabilities	41,629	37,893

Preferred stock:

10,000 shares authorized; 0 shares issued and outstanding	—	—

Class A common stock, $0.01 par value:

70,000 shares authorized; 12,040 and 12,088 shares issued and outstanding at December 31, 2000 and March 30, 2001, respectively	120	121

Class B common stock, $0.01 par value:

20,000 shares authorized; 8,450 and 8,447 shares issued and outstanding at December 31, 2000 and March 31, 2001, respectively	85	85

Paid-in capital	91,407	91,745

Accumulated deficit	(18,381)	(15,297)

Notes receivable from shareholders	(2,325)	(2,325)

Subtotal	70,906	74,329

Accumulated other comprehensive loss — foreign currency translation adjustments	(2,490)	(2,910)

Total shareholders’ equity	68,416	71,419

	$110,045	$109,312

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2000	2001

Cash flows from operating activities:

Net income	$12,828	$3,084

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	952	720

Provision for doubtful accounts	—	262

Gain on sale of tower portfolio	(21,218)	(1,605)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(11,745)	(2,138)

Accounts payable and accrued expenses	(4,737)	(1,489)

Other current assets and liabilities	240	791

Other non-current assets and liabilities	(8,744)	(586)

Net cash used in operating activities	(14,936)	(961)

Cash flows from investing activities:

(Purchases) sales of short term investments	(13,557)	78

Purchases of property and equipment	(1,326)	(1,087)

Investments	—	(1,732)

Proceeds from tower portfolio sale, net	57,655	—

Redemption of minority shareholders	(7,174)	—

Net cash provided by (used in) investing activities	35,598	(2,741)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	112	162

Proceeds from exercise of options	1,176	132

Proceeds from line of credit	9,700	—

Payments on line of credit	(14,235)	—

Net cash provided by (used in) financing activities	(3,247)	294

Net increase (decrease) in cash and cash equivalents	17,415	(3,408)

Cash and cash equivalents at beginning of period	1,951	22,271

Cash and cash equivalents at end of period	$19,366	$18,863

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:

Interest	$196	$—

Income taxes	413	851

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:  Description of Operations

      LCC International, Inc. and subsidiaries (referred to herein as the “Company”) provide end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services.

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of growth in the Company’s wireless service business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; and (4) the increasing complexity of wireless systems in operation. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

Note 2:  Basis of Presentation

      The condensed consolidated financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 3:  Other Comprehensive Income

      Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at March 31, 2000 and 2001. Comprehensive income, for the three months ended March 31 is as follows (in thousands).

	2000	2001

Net income	$12,828	$3,084

Other comprehensive loss, before tax	(199)	(700)

Income tax benefit related to items of comprehensive income	(75)	(280)

Other comprehensive loss, net of tax	(124)	(420)

Comprehensive income	$12,704	$2,664

Note 4:  Investments

      In February 2001, the Company invested an additional $1.7 million to maintain its 15.0% interest in Plan + Design Netcare AG (“PDN”). In addition to the investment, the Company entered into a five-year joint marketing agreement with PDN. The Company uses the cost method to account for this investment.

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

      As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company had deferred $5.2 million of the gain as of December 31, 2000 which relates to the remaining lease obligations under the Master Antenna Site Lease. The Company recognized $1.6 million of the gain during the quarter ended March 2001 due to the subleasing of a portion of the unoccupied space on some of the telecommunication towers. The remaining $3.6 million is included in current and other long-term liabilities as of March 31, 2001.

      During 2000, Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation on or around June 1 of each year.

Note 6:  Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these maters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

Note 7:  Segment Information

      The Company’s operating segments include Services (Design Services and Deployment Services) and Tower ownership and management. Design Services provides engineering and design services for cellular phone system operators, personal communication system (“PCS”) operators and other wireless communication system providers. Deployment Services provides program and construction management services related to the build-out of wireless communication systems.

      Segment detail is summarized as follows (in thousands):

		Tower Ownership	Segment
	Services	and Management	Total

Three Months Ended March 31, 2000
Revenues

Net revenue from external customers	$29,297	$849	$30,146

Inter-segment revenue	—	—	—

Total revenue	$29,297	$849	$30,146

Net income	$2,571	$20,923	$23,494

Total assets	$86,178	$8,191	$94,369

		Tower Ownership	Segment
	Services	and Management	Total

Three Months Ended March 31, 2001
Revenues

Net revenue from external customers	$42,655	$—	$42,655

Inter-segment revenue	—	—	—

Total revenue	$42,655	$—	$42,655

Net income	$3,580	$923	$4,503

Total assets	$107,586	$1,726	$109,312

      A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements is as follows:

		Unallocated
	Segment	Corporate
	Total	Expenditures	Eliminations	Consolidated Total

2000

Net income	$23,494	$(10,666)	$—	$12,828

2001

Net income	$4,503	$(1,694)	$275	$3,084

Note 8:  Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provides that the Company’s claim against DCR will be allowed in the amount of $5.0 million. The Company received payment of $5.0 million on April 11, 2001 which will be recognized during the quarter ended June 30, 2001. The Plan also provides that LCC’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 16% of the allowed amount. Any additional amounts recovered will be recognized if and when received.

      During 1997, the Company recorded a charge for receivables due from a Malaysian corporation. On March 15, 2001, the Company received payment of $2.1 million, net of taxes withheld at the source of $0.4 million, as complete settlement on these balances after the Malaysian corporation successfully emerged from bankruptcy. This amount has been recognized as a recovery of bad debt during the quarter ended March 31, 2001 and was recorded as a reduction in general and administrative expense.

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three Months Ended March 31, 2000 and 2001

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, without limitation, forward-looking statements regarding the Company’s ability to pursue and secure new business opportunities, its tower business, and its working capital. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

      The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services. Since its inception in 1983, the Company has delivered wireless network solutions to more than 200 customers in over 50 countries.

      In the last two years, the Company has made several strategic decisions that have enable it to return to its core competency in providing end-to-end wireless services. In October 1999, the company disposed of its software product business and, in March 2000, the Company sold its telecommunication tower business. In addition, during the last two years, the Company has entered into a number of joint ventures and strategic investments to enhance its wireless capabilities with a particular focus on certain international markets.

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

      The Company’s principal sources of revenues are design services and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed-price, time-certain basis. Revenues are recognized for such contracts using the percentage-of-completion method. Under the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and the current estimate of the total costs to complete a project. If cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made.

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

	Percentage of Revenues

	Three Months Ended
	March 31,

	2000	2001

Revenues:

Service	97.2%	100.0%

Tower ownership and management	2.8	—

Total revenues	100.0	100.0

Cost of revenues:

Service	72.0	76.8

Tower ownership and management	0.9	—

Total cost of revenues	72.9	76.8

Gross profit:

Service	25.1	23.2

Tower ownership and management	2.0	—

Total gross profit	27.1	23.2

Operating (income) expense:

Sales and marketing	6.2	4.7

General and administrative	13.4	9.8

Tower portfolio sale and administration, net	(70.4)	(3.8)

Depreciation and amortization	3.2	1.7

Total operating (income) expense	(47.6)	12.4

Operating income	74.7	10.8

Other income (expense):

Interest income	0.8	1.3

Interest expense	(0.8)	—

Other	(1.3)	(0.1)

Total other income (expense)	(1.3)	1.2

Income from operations before income taxes	73.4	12.0

Provision for income taxes	30.8	4.8

Net income	42.6%	7.2%

Three Months Ended March 31, 2000

Compared to
Three Months Ended March 31, 2001

      Revenues. Revenues for the three months ended March 31, 2001 were $42.7 million compared to $30.2 million for the prior year, an increase of $12.5 million or 41%. Increased revenue in North America services of $13.8 million was the largest contributor to the growth, with the XM Satellite contract providing 72% of the North American increase. The North American growth was offset by a reduction of $0.9 million in tower ownership revenue as a result of the tower portfolio sale in the prior year.

      Cost of Revenues. Cost of revenues for the three months ended March 31, 2001 were $32.8 million compared to $22.0 million for the prior year, an increase of $10.8 million or 49%. As a percentage of total revenues, cost of revenues was 76.8% and 72.9% for 2001 and 2000, respectively. Cost of revenues was higher as a percent of revenue in 2001 because of costs associated with lower utilization of professional staff, resulting from the reduction or postponement of certain projects.

      Gross Profit. Gross profit for the three months ended March 31, 2001 was $9.9 million compared to $8.2 million for the prior year, an increase of $1.7 million or 21%. The gross profit increase is largely attributable to the increase in revenues. As a percentage of total revenues, gross profit from services was 23.2% and 25.2% for 2001 and 2000. The decline in gross profit margin in 2001 is largely attributable to lower utilization of professional staff, resulting from the reduction or postponement of certain projects as discussed above.

      Sales and Marketing. Sales and marketing expenses were $2.0 million for the three months ended March 31, 2001 compared to $1.9 million for the prior year, an increase of $0.1 million. As a percentage of total revenues, sales and marketing was 4.7% and 6.2% for 2001 and 2000, respectively. The increased revenue from large, end-to-end service contracts enabled sales and marketing costs to increase at a lower rate than revenue growth.

      General and Administrative. General and administrative expenses were $4.2 million for the three months ended March 31, 2001 compared to $4.1 million for the prior year. General and administrative expenditures in 2001 included the recovery of $2.5 million related to a Malaysian client’s account receivable balance that the Company expensed in 1997. Excluding all charges and recoveries of doubtful accounts, general and administrative expenses were $6.4 million and $4.6 million or 15.0% and 15.3%, respectively, of 2001 and 2000 revenues.

      Gain on Sale of Tower Portfolio and Administration, net. During February 2000, the Company entered into an agreement for the sale of tower sites owned or to be constructed for a total purchase price of up to $80.0 million when the sites are conveyed. As part of the sale agreement the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant. In the current quarter, the Company recognized $1.6 million of this previously deferred gain due to the subleasing of a portion of the unoccupied space to other tenants.

      Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2001 compared to $1.0 million for the prior year. The decrease is a result of a reduction in assets due to the Company’s tower portfolio sale.

      Interest Income/ Expense. Interest income was $0.6 million for the three months ended March 31, 2001. The proceeds from the sale of the towers in 2000 provided sufficient proceeds to repay the Company’s credit facility and provide cash balances that generated interest income.

      Other Expense. Other expense was $0.05 million for the three months ended March 31, 2001 compared to $0.4 million for the prior year, a decrease of $0.35 million. The decrease is largely attributable to the Company discontinuing the application of the equity method of accounting for the Company’s investment in Tecnosistemi during the third quarter of 2000.

      Provision for Income Taxes. The provision for income taxes was recorded for the three months ended March 31, 2001 using an effective income tax rate of 40.0% compared to 42.0% for the comparable period in 2000. The higher tax rate in 2000 reflects non-recurring, permanent differences relative to the tower portfolio sale.

      Net Income. Net income was $3.1 million for the three months ended March 31, 2001 compared to $12.8 million in the prior year. Net income was increased by the gain on the sale of the tower portfolio in both years. In addition, 2001 earnings reflect a $2.5 million recovery related to a Malaysian client’s account receivable balance that the Company took a charge for in 1997.

Liquidity and Capital Resources

      Cash and cash equivalents combined with short-term investments at March 31, 2001 provide total liquid assets of $38.8 million. Working capital was $59.2 million at March 31, 2001, a decrease of $0.3 million from December 31, 2000. The Company believes it has sufficient working capital for the next year.

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

11 — Calculation of Net Income Per Share

      (b)  Reports on Form 8-K

      On May 1, 2001, the Company filed a Current Report on Form 8-K, which reported that on May 1, 2001, the Company issued a press release announcing its first quarter revenues and operating results.

      On February 5, 2001, the Company filed a Current Report on Form 8-K, which reported that on February 5, 2001, the Company issued a press release announcing its fourth quarter and year end revenues and operating results.

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

LCC International, Inc. and Subsidiaries

Date: May 14, 2001	Signed: /s/ DAVID N. WALKER David N. Walker Senior Vice President, Treasurer and Chief Financial Officer