Form 10-Q
period 2001-06-30
LCC INTERNATIONAL INC
filed 2001-08-14
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2001, the registrant had outstanding 12,171,357 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,446,833 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2001

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 2001 (unaudited)	3
	Condensed consolidated balance sheets as of December 31,

	2000 and June 30, 2001 (unaudited)	4

	Condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 2001 (unaudited)	5

	Notes to condensed consolidated financial statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	15

ITEM 2:	Changes in Securities	15

ITEM 3:	Defaults Upon Senior Securities	15

ITEM 4:	Submission of Matters to a Vote of Security Holders	15

ITEM 5:	Other Information	15

ITEM 6:	Exhibits and Reports on Form 8K	15

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

REVENUES:

Service	$34,150	$29,532	$63,447	$72,187

Tower ownership and management	134	—	983	—

	34,284	29,532	64,430	72,187

COST OF REVENUES:

Service	24,719	24,654	46,440	57,401

Tower ownership and management	61	—	323	—

	24,780	24,654	46,763	57,401

GROSS PROFIT	9,504	4,878	17,667	14,786

OPERATING (INCOME) EXPENSE:

Sales and marketing	2,274	1,612	4,147	3,618

General and administrative	4,807	2,449	8,853	6,636

Gain on sale of tower portfolio and administration, net	(4,088)	(718)	(25,306)	(2,323)

Depreciation and amortization	641	745	1,593	1,465

	3,634	4,088	(10,713)	9,396

OPERATING INCOME	5,870	790	28,380	5,390

OTHER INCOME (EXPENSE):

Interest income	588	497	818	1,086

Interest expense	(27)	—	(255)	—

Other	(169)	(139)	(563)	(188)

	392	358	—	898

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,262	1,148	28,380	6,288

PROVISION FOR INCOME TAXES	2,630	459	11,920	2,515

NET INCOME	$3,632	$689	$16,460	$3,773

NET INCOME PER SHARE:

Basic	$0.18	$0.03	$0.81	$0.18

Diluted	$0.16	$0.03	$0.72	$0.18

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME PER SHARE:

Basic	20,384	20,516	20,272	20,469

Diluted	22,730	20,595	22,744	20,929

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	June 30,
	2000	2001

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$22,271	$18,219

Short-term investments	20,064	20,013

Receivables, net of allowance for doubtful accounts of $1,829 and $3,221 at December 31, 2000 and June 30, 2001, respectively:

Trade accounts receivable	31,306	28,620

Due from related parties and affiliates	746	689

Unbilled receivables	17,050	15,212

Deferred income taxes, net	1,850	3,443

Prepaid expenses and other current assets	1,858	1,571

Total current assets	95,145	87,767

Property and equipment, net	5,638	5,705

Investments	3,650	5,369

Deferred income taxes, net	5,066	3,175

Other assets	546	484

	$110,045	$102,500

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$5,926	$3,203

Accrued expenses	10,465	5,845

Accrued employee compensation and benefits	12,420	12,878

Deferred revenue	332	570

Income taxes payable	5,725	4,036

Other current liabilities	817	1,513

Total current liabilities	35,685	28,045

Other liabilities	5,944	2,183

Total liabilities	41,629	30,228

Preferred stock:

10,000 shares authorized; 0 shares issued and outstanding	—	—

Class A common stock, $0.01 par value:

70,000 shares authorized; 12,040 and 12,151 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	120	121

Class B common stock, $0.01 par value:

20,000 shares authorized; 8,450 and 8,447 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	85	84

Paid-in capital	91,407	92,012

Accumulated deficit	(18,381)	(14,608)

Notes receivable from shareholders	(2,325)	(2,325)

Subtotal	70,906	75,284

Accumulated other comprehensive loss — foreign currency translation adjustments	(2,490)	(3,012)

Total shareholders’ equity	68,416	72,272

	$110,045	$102,500

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

Cash flows from operating activities:

Net income	$16,460	$3,773

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,593	1,465

Provision (recovery) for doubtful accounts	(546)	1,733

Deferred income taxes	11,347	298

Gain on sale of tower portfolio	(25,306)	(2,323)
Changes in operating assets and liabilities

Trade, unbilled, and other receivables	(20,182)	2,865

Accounts payable and accrued expenses	(5,820)	(6,865)

Other current assets and liabilities	81	(509)

Other non-current assets and liabilities	(369)	(1,672)

Net cash used in operating activities	(22,742)	(1,235)

Cash flows from investing activities:

(Purchases) sales of short term investments	(23,340)	51

Purchases of property and equipment	(2,620)	(1,604)

Proceeds from sale of property and equipment	209	(93)

Investments	—	(1,732)

Proceeds from tower portfolio sale, net	69,938	—

Redemption of minority shareholders	(7,174)	—

Net cash provided by (used in) investing activities	37,013	(3,378)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	270	298

Proceeds from exercise of options	1,278	263

Proceeds from line of credit	(14,235)	—

Payments on line of credit	9,700	—

Net cash provided by (used in) financing activities	(2,987)	561

Net increase (decrease) in cash and cash equivalents	11,284	(4,052)

Cash and cash equivalents at beginning of period	1,951	22,271

Cash and cash equivalents at end of period	$13,235	$18,219

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:

Interest	$148	$—

Income taxes	887	3,698

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

Note 3: Other Comprehensive Income

      Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at June 30, 2000 and 2001. Comprehensive income, for the three and six months ended June 30, 2000 and 2001 is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net income	$3,632	$689	$16,460	$3,773

Other comprehensive loss, before tax	(540)	(170)	(327)	(870)

Income tax benefit related to items of comprehensive income	(227)	(68)	(137)	(348)

Other comprehensive loss, net of tax	(313)	(102)	(190)	(522)

Comprehensive income	$3,319	$587	$16,270	$3,251

Note 4: Investments

      In February 2001, the Company invested an additional $1.7 million to maintain its 15.0% interest in Plan + Design Netcare AG (“PDN”). In addition to the initial investment, in August 2000, the Company entered into a five-year joint marketing agreement with PDN. The Company uses the cost method to account for this investment.

      In June 2001, the US Court of Appeals for the District of Columbia issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. Federal Communications Commission and United States of America, et. al, Case Nos. 00-1402 and 00-1403. The US Court of Appeals ruled that a provision in federal bankruptcy law prohibited the Federal Communications Commission (the “FCC”) from canceling certain broadband personal communications services licenses that it had granted to NextWave Personal Communications Inc. (“NPCI”). The FCC revoked these licenses after NPCI filed for bankruptcy protection on June 8, 1998. On July 19, 2001, Alaska Native Wireless, L.L.C., Verizon Wireless and Voicestream Wireless filed a petition to initiate an investigation and audit with the FCC requesting an investigation of whether NextWave is eligible to hold C and F Block licenses, whether it complies with the foreign ownership requirements, and whether NextWave has the ability to meets its future regulatory responsibilities. NextWave filed a response on July 30, 2001 and the matter is pending. On August 6, 2001, the FCC filed a motion with the US Court of Appeals seeking to stay execution of the decision and indicating that the Acting Solicitor General has authorized the filing of a petition for certiorari before the United States Supreme Court, which the FCC plans to file on or before September 22, 2001.

      Also on August 6, 2001, NextWave filed its Second Plan of Reorganization under Chapter 11 with the US Bankruptcy Court for the Southern District of New York (the “NextWave Plan”).

      The Company currently holds 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”). NextWave Telecom is the parent corporation of NPCI. The Company acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between the Company and NextWave Telecom under an agreement dated March 12, 1996 (the “March Agreement”). The Company also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to use the Company to provide not less than (a) $14 million of radio frequency engineering services and (b) $35 million of system deployment services. These services were to be provided in increments of twenty-percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement has not been assumed or rejected by NextWave Telecom in the bankruptcy proceeding. Shares of Class B Common Stock of NextWave Telecom have traded on the OTC Bulletin Board under the symbol “NXLC.”

      The total amount owed to the Company by NextWave Telecom and certain of its subsidiaries (collectively, “NextWave”) is approximately $14.25 million, plus post-petition interest thereon. This amount includes the Company’s interest, amounting to approximately $650,000 plus post-petition interest thereon, in a general unsecured claim against NextWave that was acquired by the Company in connection with its acquisition of Koll Telecommunications LLC in 1997. The total amount owed by NextWave to the Company is reflected in the Company’s general unsecured claims filed in bankruptcy court. These unsecured claims will be amended and increased if the March Agreement is rejected in the bankruptcy proceedings.

      As of June 30, 2001, the Company did not carry any assets or liabilities on its books or records relating to its equity investment in NextWave or the March Agreement; these balances were written off in previous years.

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (“Tecnosistemi”) (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. The Company, until September 2000, applied the equity method to account for its investment in Tecnosistemi. During September 2000, Tecnosistemi merged into Tecneudosia S.p.A. As a result of the merger, the Company’s ownership percentage was decreased to 9.4% and the Company discontinued application of the equity method. In July 2001, the Company sold all of its shares in Tecnosistemi in consideration for a cash purchase price of Euro 1,410,193 ($1.2 million USD).

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

As of August 2001, 177 tower sites were conveyed to Pinnacle for net proceeds of $72.2 million. All of the towers that will convey have been conveyed to Pinnacle.

      As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company had deferred $5.2 million of the gain as of December 31, 2000 which relates to the remaining lease obligations under the Master Antenna Site Lease. The Company recognized $2.3 million of the gain during the six months ended June 2001 due to the subleasing of a portion of the unoccupied space on some of the telecommunication towers. The remaining $2.9 million is included in current and other long-term liabilities as of June 30, 2001.

      During 2000, Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and audit services, of which $2.2 million has been executed to date. The Services Agreement also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation on or around June 1 of each year. The Company is engaged in negotiations with Pinnacle with respect to the renewal of the Tower Services Agreement. It is unlikely that the $10.0 million annual commitment will be renewed into the current contract year.

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

      Segment detail is summarized as follows (in thousands):

			Tower Ownership
	Services		and Management		Segment Total

	2000	2001	2000	2001	2000	2001

Six Months Ended June 30,

Revenues:

From external customers	$63,447	$72,187	$983	$—	$64,430	$72,187

Inter-segment revenue	—	—	—	—	—	—

Total revenue	$63,447	$72,187	$983	$—	$64,430	$72,187

Net income	$6,902	$5,270	$15,023	$1,395	$21,925	$6,625

Total assets	$95,783	$101,930	$2,264	$570	$98,047	$102,500

			Tower Ownership
	Services		and Management		Segment Total

	2000	2001	2000	2001	2000	2001

Three Months Ended June 30,

Revenues:

From external customers	$34,150	$29,532	$134	$—	$34,284	$29,532

Inter-segment revenue	—	—	—	—	—	—

Total revenue	$34,150	$29,532	$134	$—	$34,284	$29,532

Net income	$4,667	$1,629	$2,413	$472	$7,080	$2,101

      A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Segment total	$7,080	$2,101	$21,925	$6,665

Unallocated corporate expenditures	(3,448)	(1,412)	(5,465)	(3,167)

Eliminations	—	—	—	275

Consolidated net income	$3,632	$689	$16,460	$3,773

Note 8:  Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provides that the Company’s claim against DCR will be allowed in the amount of $5.0 million. The Company received payment of $5.0 million on April 11, 2001 which has been recognized as a recovery of a bad debt during the quarter ended June 30, 2001 and was recorded as a reduction in general and administrative expense. The Plan also provides that LCC’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the current estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 16% of the allowed amount. Any additional amounts recovered will be recognized if and when received. As of June 30, 2001, the Company did not carry any assets or liabilities on its books or records relating to Pocket; the balance was written off in previous years.

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

For the Three and Six Months Ended June 30, 2000 and 2001

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

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenues:

Services	99.6%	100.0%	98.5%	100.0%

Tower ownership and management	0.4	0.0	1.5	0.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:

Services	72.1	83.5	72.1	79.5

Tower ownership and management	0.2	0.0	0.5	0.0

Total cost of revenues	72.3	83.5	72.6	79.5

Gross profit:

Services	27.5	16.5	26.4	20.5

Tower ownership and management	0.2	0.0	1.0	0.0

Total gross profit	27.7	16.5	27.4	20.5

Operating expenses:

Sales and marketing	6.6	5.5	6.4	5.0

General and administrative	14.0	8.3	13.7	9.2

Tower portfolio sale and operations, net	(11.9)	(2.4)	(39.3)	(3.2)

Depreciation and amortization	1.9	2.5	2.5	2.0

Total operating expenses	10.6	13.9	(16.7)	13.0

Operating income	17.1	2.6	44.1	7.5

Other income (expense):

Interest income	1.7	1.7	1.3	1.5

Interest expense	0.0	0.0	(0.4)	0.0

Other	(0.5)	(0.5)	(0.9)	(0.3)

Total other income (expense)	1.2	1.2	0.0	1.2

Income from operations before income taxes	18.3	3.8	44.1	8.7

Provision for income taxes	7.7	1.6	18.5	3.5

Net income	10.6%	2.2%	25.6%	5.2%

Three Months Ended June 30, 2000

Compared to
Three Months Ended June 30, 2001

      Revenues. Revenues for the three months ended June 30, 2001 were $29.5 million compared to $34.3 million for the prior year, a decrease of $4.8 million or 13.9%. The decrease is largely related to international operations primarily in the Middle East, which is attributable to a slowdown in a large network deployment contract. In addition, approximately 21% of the overall revenue decline can be attributed to the strength of the dollar to those international currencies in which the Company conducts business compared to the same quarter in the prior year.

      Cost of Revenues. Cost of revenues for the three months ended June 30, 2001 was $24.7 million compared to $24.8 million for the prior year, a decrease of $0.1 million. As a percentage of total revenues, cost of revenues was 83.5% and 72.3% for 2001 and 2000, respectively. Cost of revenues was higher as a percent of revenue in 2001 because of an increase in contract costs estimated to complete a large, fixed price contract in the Middle East of $2.2 million, and an additional provision for expatriate employee reimbursed taxes of $1.3 million.

      Gross Profit. Gross profit for the three months ended June 30, 2001 was $4.9 million compared to $9.5 million for the prior year, a decrease of $4.6 million or 48.7%. As a percentage of total revenues, gross profit was 16.5% and 27.7% for 2001 and 2000, respectively. The decline in gross profit as a percentage of revenues in 2001 is largely attributable to the additional costs as discussed in Cost of Revenues.

      Sales and Marketing. Sales and marketing expenses were $1.6 million for the three months ended June 30, 2001 compared to $2.3 million for the prior year, a decrease of $0.7 million. As a percentage of total revenues, sales and marketing was 5.5% and 6.6% for 2001 and 2000, respectively. The decrease in expense is attributable both to the timing of certain sales and marketing expenses as well as reductions from cost saving measures.

      General and Administrative. General and administrative expenses were $2.4 million for the three months ended June 30, 2001 compared to $4.8 million for the prior year. General and administrative expenditures in 2001 include a net benefit of $4.9 million relative to the recovery of a receivable balance written-off in prior years from a bankrupt client, offset by bad debt expenses in the current quarter of $1.5 million and an increase in severance and related costs of $0.5 million.

      Tower Portfolio Sale and Administration. During February 2000, the Company entered into an agreement for the sale of tower sites that it owned. As part of the sale agreement the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant. In the current quarter the company recognized $0.7 million of this previously deferred gain.

      Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended June 30, 2001 compared to $0.6 million for the prior year.

      Interest Income/ Expense. Interest income was $0.5 million for the three months ended June 30, 2001 compared to $0.6 million for the prior year.

      Other Expense. Other expense was $0.1 million for the three months ended June 30, 2001 compared to $0.2 million for the prior year.

      Provision for Income Taxes. The provision for income taxes was recorded for the three months ended June 30, 2001 using an effective income tax rate of 40.0% compared to 42.0% for the comparable period in 2000. The higher tax rate in 2000 reflects permanent differences relative to the tower portfolio sale.

      Net Income. Net income was $0.7 million for the three months ended June 30, 2001 compared to $3.6 million in the prior year. The difference in net income can be attributed to the gain from the tower portfolio sale, the decrease in gross profit in 2001 partially offset by a reduction in general and administrative expense and sales and marketing expense as described above.

Six Months Ended June 30, 2000

Compared to
Six Months Ended June 30, 2001

      Revenues. Revenues for the six months ended June 30, 2001 were $72.2 million compared to $64.4 million for the prior year, an increase of $7.8 million or 12.0%. Increased revenue from the XM Satellite contract of $11.7 million was the primary driver of the increase, offset by decreases in international operations, primarily in the Middle East, attributable to a slowdown in a large network deployment contract.

      Cost of Revenues. Cost of revenues for the six months ended June 30, 2001 was $57.4 million compared to $46.8 million for the prior year, an increase of $10.6 million. As a percentage of total revenues, cost of revenues was 79.5% and 72.6% for 2001 and 2000, respectively. Cost of revenues were higher as a percent of revenue in 2001 because of an increase in contract costs estimated to complete a large fixed price contract in the Middle East of $2.2 million, an additional provision for expatriate employee reimbursed taxes of $1.3 million, and costs associated with lower utilization of professional staff of $0.6 million.

      Gross Profit. Gross profit for the six months ended June 30, 2001 was $14.8 million compared to $17.7 million for the prior year, a decrease of $2.9 million or 16.3%. As a percentage of total revenues, gross profit was 20.5% and 27.4% for 2001 and 2000, respectively. The decline in gross profit margin in 2001 is largely attributable to the additional costs as discussed in Cost of Revenues.

      Sales and Marketing. Sales and marketing expenses were $3.6 million for the six months ended June 30, 2001 compared to $4.1 million for the prior year, a decrease of $0.5 million. As a percentage of total revenues, sales and marketing was 5.0% and 6.4% for 2001 and 2000, respectively. The decrease is attributed both to the timing of certain sales and marketing expenses as well as reductions from cost saving measures.

      General and Administrative. General and administrative expenses were $6.6 million for the six months ended June 30, 2001 compared to $8.9 million for the prior year. General and administrative expenditures in 2001 include a net benefit of $7.4 million relative to the recovery of a receivable balance written-off in prior years from two bankrupt clients, offset by bad debt expenses for the current year of $1.7 million, employee severance and related costs of $0.6 million, and increased health care costs of $0.4 million.

      Tower Portfolio Sale and Administration. During February 2000, the Company entered into an agreement for the sale of tower sites that it owned. As part of the sale agreement the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant. In the current year the company recognized $2.3 million of this previously deferred gain.

      Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for the six months ended June 30, 2001 compared to $1.6 million for the prior year. The decrease expense is largely the result of a reduction in the assets due to the Company’s tower portfolio sale.

      Interest Income/ Expense. Interest income was $1.1 million for the six months ended June 30, 2001 compared to $0.8 million for the prior year.

      Other Expense. Other expense was $0.2 million for the six months ended June 30, 2001 compared to $0.6 million for the prior year. The other expense in the current year is largely attributable to foreign currency losses. Other expense in the prior year was primarily due to losses using the equity method of accounting for an investment.

      Provision for Income Taxes. The provision for income taxes was recorded for the six months ended June 30, 2001 using an effective income tax rate of 40.0% compared to 42.0% for the comparable period in 2000. The higher tax rate in 2000 reflects permanent differences relative to the tower portfolio sale.

      Net Income. Net income was $3.8 million for the six months ended June 30, 2001 compared to $16.5 million in the prior year. The difference in net income can be attributed to the gain from the tower portfolio sale, the decrease in gross profit in 2001 offset by savings in general and administrative expense and sales and marketing expense as described above.

Liquidity and Capital Resources

      Cash and equivalents combined with short-term investments at June 30, 2001 provide total liquid assets of $38.2 million. Working capital was $59.7 million at June 30, 2001, an increase of $0.2 million from December 31, 2000. The Company believes it has sufficient working capital for the next year to meet existing operational needs.

Quantitative and Qualitative Disclosure Regarding Market Risk

      The Company’s primary international operations are in Europe, Brazil, Egypt and Asia and therefore, the Company is exposed to foreign currency exchange risk. The international operations have been able to fund themselves and as such have required minimal funding from the parent company. Due to the insignificant amount of currency being exchanged, the Company has not hedged, or otherwise attempted to mitigate its foreign currency exchange risk.

PART II — OTHER INFORMATION

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

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 24, 2001. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

      Proposal 1 — Election of Directors

	Term			Votes		Broker
Elected Director	Expires	Votes For(1)		Withheld(1)		Non-Votes(1)

C. Thomas Faulders, III	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

Rajendra Singh	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

Neera Singh	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

Mark Ein	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

Susan Mayer	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

Steven Gilbert	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

Gregory Ledford	2002	10,754,972	(A)	32,550	(A)	0	(A)
		84,499,840	(B)	0	(B)	0	(B)

      Proposal 2 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2001.

Votes	Votes	Votes	Broker
For(1)	Against(1)	Abstaining(1)	Non-Votes(1)

10,734,247(A)	2,025(A)	1,250(A)	0(A)
84,499,840(B)	0(B)	0(B)	0(B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes.

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits

11 — Calculation of Net Income Per Share

      (b)  Reports on Form 8-K

      On June 22, 2001, the Company filed a Current Report on Form 8-K, which reported that on June 22, 2001 the US Court of Appeals for the District of Columbia issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. the Federal Communications Commission and United States of America, et. al.

      On May 1, 2001, the Company filed a Current Report on Forn 8-K, which reported that on May 1, 2001 the Company issued a press release announcing its revenues and operating results for the first quarter of 2001.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Signed:	/s/ DAVID N. WALKER

David N. Walker
Senior Vice President, Treasurer
and Chief Financial Officer

Date:  August 14, 2001