Form 10-Q
period 2001-09-30
LCC INTERNATIONAL INC
filed 2001-11-14
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2001, the registrant had outstanding 12,215,670 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 8,439,833 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2001

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001 (unaudited)	3

	Condensed consolidated balance sheets as of December 31, 2000 and September 30, 2001 (unaudited)	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 2001 (unaudited)	5

	Notes to condensed consolidated financial statements	6

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	15

ITEM 2:	Changes in Securities	15

ITEM 3:	Defaults Upon Senior Securities	15

ITEM 4:	Submission of Matters to a Vote of Security Holders	15

ITEM 5:	Other Information	15

ITEM 6:	Exhibits and Reports on Form 8K	15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

REVENUES:

Service	$40,912	$34,347	$104,359	$106,534

Tower ownership and management	25	—	1,008	—

	40,937	34,347	105,367	106,534

COST OF REVENUES:

Service	29,886	26,099	76,326	83,500

Tower ownership and management	10	—	333	—

	29,896	26,099	76,659	83,500

GROSS PROFIT	11,041	8,248	28,708	23,034

OPERATING (INCOME) EXPENSE:

Sales and marketing	1,934	1,758	6,081	5,376

General and administrative	5,292	5,170	14,146	11,806

Gain on sale of tower portfolio and administration, net	(889)	—	(26,195)	(2,323)

Depreciation and amortization	621	752	2,213	2,217

	6,958	7,680	(3,755)	17,076

OPERATING INCOME	4,083	568	32,463	5,958

OTHER INCOME (EXPENSE):

Interest income	623	418	1,441	1,504

Interest expense	(6)	(5)	(261)	(5)

Other	(287)	22,377	(850)	22,189

	330	22,790	330	23,688

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,413	23,358	32,793	29,646

PROVISION FOR INCOME TAXES	2,509	9,343	14,429	11,858

NET INCOME	$1,904	$14,015	$18,364	$17,788

NET INCOME PER SHARE:

Basic	$0.09	$0.68	$0.90	$0.87

Diluted	$0.09	$0.68	$0.82	$0.85

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME PER SHARE:

Basic	20,417	20,552	20,320	20,491

Diluted	22,368	20,654	22,363	20,873

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	September 30,
	2000	2001

		(Unaudited)

ASSETS:

Current assets:

Cash and cash equivalents	$22,271	$15,739

Short-term investments	20,064	47,306

Receivables, net of allowance for doubtful accounts of $1,829 and $3,221 at December 31, 2000 and September 30, 2001, respectively:

Trade accounts receivable	31,306	27,166

Due from related parties and affiliates	746	580

Unbilled receivables	17,050	16,605

Deferred income taxes, net	1,850	3,865

Prepaid expenses and other current assets	1,858	1,027

Total current assets	95,145	112,288

Property and equipment, net	5,638	5,630

Investments	3,650	5,163

Deferred income taxes, net	5,066	3,672

Other assets	546	879

	$110,045	$127,632

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$5,926	$4,675

Accrued expenses	10,465	6,239

Accrued employee compensation and benefits	12,420	12,405

Deferred revenue	332	13

Income taxes payable	5,725	14,043

Other current liabilities	817	1,516

Total current liabilities	35,685	38,891

Other liabilities	5,944	2,204

Total liabilities	41,629	41,095

Preferred stock:

10,000 shares authorized; 0 shares issued and outstanding	—	—

Class A common stock, $0.01 par value:

70,000 shares authorized; 12,040 and 12,187 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	120	122

Class B common stock, $0.01 par value:

20,000 shares authorized; 8,450 and 8,440 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	85	84

Paid-in capital	91,407	92,243

Accumulated deficit	(18,381)	(593)

Notes receivable from shareholders	(2,325)	(2,325)

Subtotal	70,906	89,531

Accumulated other comprehensive loss — foreign currency translation adjustments	(2,490)	(2,994)

Total shareholders’ equity	68,416	86,537

	$110,045	$127,632

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

Cash flows from operating activities:

Net income	$18,364	$17,788

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,213	2,217

Provision (recovery) for doubtful accounts	—	1,964

Deferred income taxes	13,789	(466)

Realized gain on sale of investments and assets	—	(22,395)

Gain on sale of tower portfolio	(26,195)	(2,323)
Changes in operating assets and liabilities

Trade, unbilled, and other receivables	(22,124)	2,756

Accounts payable and accrued expenses	(2,275)	(5,862)

Other current assets and liabilities	(2,528)	9,774

Other non-current assets and liabilities	(686)	(1,909)

Net cash provided by (used in) operating activities	(19,442)	1,544

Cash flows from investing activities:

Purchases of short term investments, net	(15,470)	(27,242)

Purchases of property and equipment	(3,425)	(2,523)

Proceeds from sale of property and equipment	209	29

Investments	(2,532)	(1,755)

Proceeds from sale of investments and assets	—	22,624

Proceeds from tower portfolio sale, net	72,176	—

Redemption of minority shareholders	(7,174)	—

Net cash provided by (used in) investing activities	43,784	(8,867)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	435	420

Proceeds from exercise of options	1,502	371

Proceeds from line of credit	9,700	—

Payments on line of credit	(14,235)	—

Repayment of loan from shareholder	800	—

Net cash provided by (used in) financing activities	(1,798)	791

Net increase (decrease) in cash and cash equivalents	22,544	(6,532)

Cash and cash equivalents at beginning of period	1,951	22,271

Cash and cash equivalents at end of period	$24,495	$15,739

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:

Interest	$148	$—

Income taxes	1,980	3,943

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

Note 3:  Other Comprehensive Income

      Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income, but excluded from net income. Other comprehensive income consists solely of foreign currency translation adjustments at September 30, 2000 and 2001. Comprehensive income for the three and nine months ended September 30, 2000 and 2001 is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net income	$1,904	$14,015	$18,364	$17,788

Other comprehensive income (loss), before tax	(602)	30	(940)	(840)

Income tax expense (benefit) related to items of comprehensive income (loss)	265	(12)	414	336

Other comprehensive income (loss), net of tax	(337)	18	(526)	(504)

Comprehensive income	$1,567	$14,033	$17,838	$17,284

Note 4:  Investments

      In February 2001, the Company invested an additional $1.7 million to maintain its 15.0% interest in Plan + Design Netcare AG (“PDN”). The Company uses the cost method to account for this investment.

      In June 2001, the US Court of Appeals for the District of Columbia issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. Federal Communications Commission and United States of America, et. al, Case Nos. 00-1402 and 00-1403. The US Court of Appeals ruled that a provision in federal bankruptcy law prohibited the Federal Communications Commission

(the “FCC”) from canceling certain broadband personal communications services licenses that it had granted to NextWave Personal Communications Inc. (“NPCI”). The FCC revoked these licenses after NPCI filed for bankruptcy protection on June 8, 1998. On July 19, 2001, Alaska Native Wireless, L.L.C., Verizon Wireless and Voicestream Wireless filed a petition to initiate an investigation and audit with the FCC requesting an investigation of whether NextWave is eligible to hold C and F Block licenses, whether is complies with the foreign ownership requirements, and whether NextWave has the ability to meet its future regulatory responsibilities. NextWave filed a response on July 30, 2001 and the matter is pending. On August 6, 2001, the FCC filed a motion with the US Court of Appeals seeking to stay execution of the decision and indicating that the Acting Solicitor General has authorized the filing of a petition for certiorari before the United States Supreme Court, which the FCC plans to file on or before September 22, 2001. The FCC’s motion for a stay of execution was denied. However, in October 2001, the FCC filed its petition for certiorari with the United States Supreme Court.

      Also on August 6, 2001, NextWave filed its Second Plan of Reorganization under Chapter 11 with the US Bankruptcy Court for the Southern District of New York (the “NextWave Plan”). Various objections have been filed in the case. Substantive hearings in the case have been delayed pending attempts by the FCC, NextWave and certain other wireless carriers to resolve and settle the matter.

      The Company held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”). NextWave Telecom is the parent corporation of NPCI. The Company acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between the Company and NextWave Telecom under an agreement dated March 12, 1996 (the “March Agreement”). The Company also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to use the Company to provide not less than (a) $14 million of radio frequency engineering services and (b) $35 million of system deployment services. These services were to be provided in increments of twenty-percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement has not been assumed or rejected by NextWave Telecom in the bankruptcy proceeding. Shares of Class B Common Stock of NextWave Telecom have traded on the OTC Bulletin Board under the symbol “NXLC.”

      The total amount of pre-petition debt owed to the Company by NextWave Telecom and certain of its subsidiaries (collectively, “NextWave”) was approximately $14.25 million, plus post-petition interest thereon. This amount includes the Company’s interest, amounting to approximately $650,000 plus post-petition interest thereon, in a general unsecured claim against NextWave that was acquired by the Company in connection with its acquisition of Koll Telecommunications LLC in 1997. The total amount owed by NextWave to the Company is reflected in the Company’s general unsecured claims filed in bankruptcy court. These unsecured claims will be amended and increased if the March Agreement is rejected in the bankruptcy proceedings. The Company does not carry any assets or liabilities on its books or records relating to its equity investment in NextWave or the March Agreement; these balances were written off in previous years.

      In September 2001, the Company sold all of its 1,666,666 shares of Class B common stock and the Company’s pre-petition debt claims against NextWave Telecom resulting in a gain of $21.4 million which equaled the proceeds from the sale. The sale of current pre-petition debt was without recourse to the Company and excluded the claims of Koll Telecommunications and any post petition contract rejection claims.

      In September 1999, the Company, through its wholly-owned subsidiary, LCC, United Kingdom, Limited, acquired 19.9% of Tecnosistemi S.p.A. (“Tecnosistemi”) (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. The Company, until September 2000, applied the equity method to account for its investment in Tecnosistemi. During September 2000, Tecnosistemi merged into Tecneudosia S.p.A. As a result of the merger, the Company’s ownership percentage was decreased to 9.4% and the Company discontinued application of the equity method. In July 2001, the Company sold all of its shares in Tecnosistemi resulting in a gain of $1.0 million.

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

      As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company had deferred $5.2 million of the gain as of December 31, 2000 which relates to the remaining lease obligations under the Master Antenna Site Lease. The Company has recognized $2.3 million of the gain during the nine months ended September 2001 due to the subleasing of a portion of the unoccupied space on some of the telecommunication towers. The remaining $2.9 million is included in current and other long-term liabilities as of September 30, 2001.

      During 2000, Microcell and Pinnacle also entered into a Tower Services Agreement pursuant to which Microcell was engaged to provide Pinnacle with audit, maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provided for minimum annual payments to Microcell of $10 million for project management and audit services, of which $0.675 million has been executed to date. The Services Agreement also provided for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services were subject to annual review and re-negotiation on or around June 1 of each year. The Company has received notice of termination of the Services Agreement including notice that the $10.0 million annual commitment will not be renewed into the current contract year. The Company has commenced arbitration with respect to the recovery of approximately $3.7 million related to Pinnacle’s failure to satisfy its minimum purchase commitment for the June 2000 to June 2001 contract year.

Note 6:  Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

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

      Segment detail is summarized as follows (in thousands):

			Tower Ownership
	Services		and Management		Segment Total

	2000	2001	2000	2001	2000	2001

Nine Months Ended September 30,

Revenues:

From external customers	$104,359	$106,534	$1,008	$—	$105,367	$106,534

Inter-segment revenue	—	—	—	—	—	—

Total revenue	$104,359	$106,534	$1,008	$—	$105,367	$106,534

Net income	$12,311	$20,710	$15,517	$1,396	$27,828	$22,106

Total assets	$101,855	$127,585	$1,078	$47

			Tower Ownership
	Services		and Management		Segment Total

	2000	2001	2000	2001	2000	2001

Three Months Ended September 30,

Revenues:

From external customers	$40,912	$34,347	$25	$—	$40,937	$34,347

Inter-segment revenue	—	—	—	—	—	—

Total revenue	$40,912	$34,347	$25	$—	$40,937	$34,347

Net income	$4,917	$15,441	$987	$—	$5,904	$15,441

      A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Segment total	$5,904	$15,441	$27,828	$22,106

Unallocated corporate expenditures	(4,000)	(1,426)	(9,464)	(4,593)

Eliminations	—	—	—	275

Consolidated net income	$1,904	$14,015	$18,364	$17,788

Note 8:  Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provides that the Company’s claim against DCR will be allowed in the amount of $5.0 million. The Company received payment of $5.0 million on April 11, 2001 which has been recognized as a recovery of a bad debt during the quarter ended June 30, 2001 and was recorded as a reduction in general and administrative expense. The Plan also provides that LCC’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the current estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 16% of the allowed amount. Any additional amounts recovered will be recognized if and when received. As of September 30, 2001, the Company did not carry any assets or liabilities on its books or records relating to Pocket; the balance was written off in previous years.

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

Note 9:  Subsequent Events

      On October 17, 2001, the Company offered to exchange all eligible outstanding options under the Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan (the “1996 plan”) for new options the Company will grant under the 1996 plan. Eligible outstanding options are all options with an exercise price of $10.50 or more that are held by an employee of the Company other than the Company’s Chief Executive Officer. The Company will grant a new option for one option share for each option for two option shares tendered by an employee and accepted for exchange. The new options will be granted on or about the first business day which is at least six months and one day following the date the Company cancels the accepted options for exchange. The exercise price of the new options will be equal to the closing price of the Company’s Class A common stock on the business day immediately preceding the date of grant. The terms of the new options other than the exercise price will be substantially the same as the terms of the options tendered for exchange. The Company’s offer to exchange will expire on November 20, 2001, unless the offer is extended by the Company.

LCC International, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 2000 and 2001

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, without limitation, forward-looking statements regarding the Company’s ability to pursue and secure new business opportunities and its working capital. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

      The Company provides integrated end-to-end services solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services. Since its inception in 1983, the Company has delivered wireless network solutions to more than 200 customers in over 50 countries.

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

	Percentage of Revenues

	Three Months Ended		Nine Months Ended?
	September 30,		September 30,

	2000	2001	2000	2001

Revenues:

Services	99.9%	100.0%	99.0%	100.0%

Tower ownership and management	0.1	0.0	1.0	0.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:

Services	73.0	76.0	72.4	78.4

Tower ownership and management	0.0	0.0	0.3	0.0

Total cost of revenues	73.0	76.0	72.7	78.4

Gross profit:

Services	26.9	24.0	26.6	21.6

Tower ownership and management	0.1	0.0	0.7	0.0

Total gross profit	27.0	24.0	27.3	21.6

Operating expenses:

Sales and marketing	4.7	5.1	5.8	5.0

General and administrative	12.9	15.0	13.4	11.1

Tower portfolio sale and operations, net	(2.2)	0.0	(24.9)	(2.2)

Depreciation and amortization	1.5	2.2	2.1	2.1

Total operating expenses	16.9	22.3	(3.6)	16.0

Operating income	10.1	1.7	30.9	5.6

Other income (expense):

Interest income	1.5	1.2	1.4	1.4

Interest expense	(0.0)	0.0	(0.2)	0.0

Other	(0.7)	65.1	(0.8)	20.8

Total other income (expense)	0.8	66.3	0.4	22.2

Income from operations before income taxes	10.9	68.0	31.3	27.8

Provision for income taxes	6.1	27.2	13.7	11.1

Net income	4.8%	40.8%	17.6%	16.7%

Three Months Ended September 30, 2000

Compared to
Three Months Ended September 30, 2001

      Revenues. Revenues for the three months ended September 30, 2001 were $34.3 million compared to $40.9 million for the prior year, a decrease of $6.6 million or 16.1%. This decrease is largely related to a decline in deployment revenue in the United States of $3.1 million and $2.2 million in the Middle East.

      Cost of Revenues. Cost of revenues for the three months ended September 30, 2001 was $26.1 million compared to $29.9 million for the prior year, a decrease of $3.8 million. As a percentage of total revenues, cost of revenues was 76.0% and 73.0% for 2001 and 2000, respectively. Cost of revenues was higher as a percentage of revenue in 2001 because of increased competitive pressures in the telecommunications marketplace driven by a slowdown in customer spending.

      Gross Profit. Gross profit for the three months ended September 30, 2001 was $8.2 million compared to $11.0 million for the prior year, a decrease of $2.8 million or 25.3%. As a percentage of total revenues, gross profit was 24.0% and 27.0% for 2001 and 2000, respectively. Reductions in customer spending resulting in increased competition are softening gross profit in 2001 compared to the same period of the prior year.

      Sales and Marketing. Sales and marketing expenses were $1.8 million for the three months ended September 30, 2001 compared to $1.9 million for the prior year, a decrease of $0.1 million. As a percentage of total revenues, sales and marketing was 5.1% and 4.7% for 2001 and 2000, respectively. The decline in revenue increased the sales and marketing expense as a relative percentage.

      General and Administrative. General and administrative expenses were $5.2 million for the three months ended September 30, 2001 compared to $5.3 million for the prior year. As a percentage of revenues, general and administrative expenditures were 15.0% and 12.9% for 2001 and 2000, respectively. The increased expense as a percentage of revenues reflect the relative reduction in revenues in 2001 compared to 2000.

      Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for the three months ended September 30, 2001 compared to $0.6 million for the prior year.

      Interest Income. Interest income was $0.4 million for the three months ended September 30, 2001 compared to $0.6 million for the prior year. The interest income decline was largely driven by lower yields available for short-term investments.

      Other Income (Expense). Other income was $22.4 million for the three months ended September 30, 2001 compared to ($0.3) million for the prior year. In the current quarter, the company sold all of its Nextwave Class B common stock and its current debt claims against Nextwave resulting in a gain of $21.4 million. The Company also sold its investment in Tecnosistemi, resulting in a gain of $1.0 million in the quarter ended September 30, 2001. Other expense for the same quarter ended September 2000, was largely attributed to foreign currency losses.

      Provision for Income Taxes. The provision for income taxes was recorded for the three months ended September 30, 2001 using an effective income tax rate of 40.0% compared to 56.9% for the comparable period in 2000. The higher tax rate for the three months ended September 30, 2000 reflected an increase in the effective tax rate from 42% to 44% for the nine months ended September 30, 2000. The increased effective tax rate in 2000 reflected a change in estimated non-deductible expenses resulting from the portfolio sale.

      Net Income. Net income was $14.0 million for the three months ended September 30, 2001 compared to $1.9 million in the prior year. The difference in net income can be attributed to a gain from the sale of both the investment in Tecnosistemi and Nextwave assets, partially offset by reduced operating income in 2001.

Nine Months Ended September 30, 2000

Compared to
Nine Months Ended September 30, 2001

      Revenues. Revenues for the nine months ended September 30, 2001 were $106.5 million compared to $105.4 million for the prior year, an increase of $1.1 million or 1.0%. Increased revenue from the XM Satellite contract of $10.7 million was the primary driver of the increase, offset by decreases in international operations, primarily in the Middle East, attributable to a slowdown in a large network deployment contract.

      Cost of Revenues. Cost of revenues for the nine months ended September 30, 2001 was $83.5 million compared to $76.7 million for the prior year, an increase of $6.8 million. As a percentage of total revenues, cost of revenues was 78.4% and 72.7% for 2001 and 2000, respectively. Cost increased relative to revenue on a large fixed price contract in the Middle East by $3.1 million in the first half of the year. Other increased costs include, an additional provision for expatriate employee reimbursed taxes of $1.3 million, increased health insurance costs of $1.0 million, and costs associated with lower utilization of professional staff of $0.6 million.

      Gross Profit. Gross profit for the nine months ended September 30, 2001 was $23.0 million compared to $28.7 million for the prior year, a decrease of $5.7 million or 19.9%. As a percentage of total revenues, gross profit was 21.6% and 27.3% for 2001 and 2000, respectively. The decline in gross profit margin in 2001 is attributable to additional items of cost, discussed in Cost of Revenues, and contract margin declines caused by increased competition driven by a slowdown in customer spending.

      Sales and Marketing. Sales and marketing expenses were $5.4 million for the nine months ended September 30, 2001 compared to $6.1 million for the prior year, a decrease of $0.7 million. As a percentage of total revenues, sales and marketing was 5.0% and 5.8% for 2001 and 2000, respectively. The decrease is attributed both to the timing of certain sales and marketing expenses as well as reductions from cost saving measures.

      General and Administrative. General and administrative expenses were $11.8 million for the nine months ended September 30, 2001 compared to $14.1 million for the prior year. General and administrative expenditures in 2001 include a net benefit of $7.4 million relative to the recovery of a receivable balance written-off in prior years from two bankrupt clients, offset by bad debt reserves for the current year of $2.0 million, employee severance and related costs of $0.6 million, increased health care costs of $0.3 million and other administrative costs associated with international growth and expansion.

      Gain on Sale of Tower Portfolio and Administration, net. During February 2000, the Company entered into an agreement for the sale of tower sites that it owned. As part of the sale agreement the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant. In the current year, the Company recognized $2.3 million of this previously deferred revenue.

      Depreciation and Amortization. Depreciation and amortization expense was $2.2 million for the nine months ended September 30, 2001 compared to $2.2 million for the prior year.

      Interest Income. Interest income was $1.5 million for the nine months ended September 30, 2001 compared to $1.4 million for the prior year. Interest income in 2001 was higher than the prior year, since more working capital was available for investment. This was offset by a decline in yields available for short-term investments in 2001.

      Other Income (Expense). Other income was $22.2 million for the nine months ended September 30, 2001 compared to an expense of $0.9 million for the prior year. The other income in the current year is largely attributable to the sale of all of the Company’s Nextwave Class B common stock and its current debt claims against Nextwave resulting in a gain of $21.4 million. The Company also sold its investment in Tecnosistemi, resulting in a gain of $1.0 million in 2001. Other expense in the prior year was primarily due to losses using the equity method of accounting.

      Provision for Income Taxes. The provision for income taxes was recorded for the nine months ended September 30, 2001 using an effective income tax rate of 40.0% compared to 44.0% for the comparable period in 2000. The higher tax rate in 2000 reflects permanent differences relative to the tower portfolio sale.

      Net Income. Net income was $17.8 million for the nine months ended September 30, 2001 compared to $18.4 million in the prior year. Excluding the gain from the sale of the tower portfolio, Nextwave assets, and Tecnosistemi investment, the net income is $3.0 million in 2001 and $3.7 million in 2000.

Liquidity and Capital Resources

      Cash and cash equivalents combined with short-term investments at September 30, 2001 provide total liquid assets of $63.0 million. Working capital was $73.4 million at September 30, 2001, an increase of $13.9 million from December 31, 2000. The Company believes it has sufficient working capital for the next year to meet existing operational needs.

Quantitative and Qualitative Disclosure Regarding Market Risk

      The Company’s primary international operations are in Europe, Brazil, Egypt and Asia and therefore, the Company is exposed to foreign currency exchange risk. The international operations have been able to fund themselves and as such have required minimal funding from the parent company. Due to the amount of currency being exchanged, the Company has not hedged, or otherwise attempted to mitigate its foreign currency exchange risk.

PART II — OTHER INFORMATION

Item 1:  Legal Proceedings

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits

11 — Calculation of Net Income Per Share

      (b)  Reports on Form 8-K

      On September 26, 2001 the Company filed a Current Report on Form 8-K which reported that the Company had issued a press release announcing the sale of all of its common stock of NextWave Telecom and certain current debt claims against NextWave.

      On October 16, 2001 the Company filed a Current Report on Form 8-K which reported that the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission in connection with the Company’s offer to exchange eligible outstanding options.

      On November 5, 2001, the Company filed a Current Report on Form 8-K which reported that the Company on November 5, 2001, issued a press release announcing its revenues and operating results for the third quarter of 2001.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Signed:	/s/ DAVID N. WALKER

David N. Walker
Senior Vice President, Treasurer
and Chief Financial Officer

Date:  November 14, 2001