Form 10-K/A
period 2000-12-31
LCC INTERNATIONAL INC
filed 2001-12-20
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

(Amendment No. 1)

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

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

      Based upon the closing price of the registrant’s common stock as of March 26, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant is $42,449,067.*

      As of March 26, 2001, the registrant had outstanding 12,086,709 shares of Class A Common Stock, par value $.01 per share, (the “Class A Common Stock”) and 8,446,833 shares of Class B Common Stock, par value $.01 per share (the “Class B Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders held on May 24, 2001 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 — 13 of this Form 10-K.

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are assumed to be affiliates.

EXPLANATORY NOTE

      The Company is amending its Form 10-K for the fiscal year ending December 31, 2000, filed on April 2, 2001, to add certain information required to be included in Items 1, 7, 8, and 14, the exhibits and on the signature page.

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

      The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and deployment and ongoing management and optimization services. As part of its strategy, the Company leverages initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable the Company to secure ongoing management and operations projects. For example, the Company recently expanded its service offerings to XM Satellite to deliver ongoing management services following the anticipated launch of its satellite-based radio network in 2001. Providing ongoing operations and maintenance services also positions the Company well for additional opportunities as new technologies continue to be developed and wireless network operators must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

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

  Current Challenges Confronting Wireless Carriers, Telecommunication Equipment Vendors and Satellite Service Providers

      Due to an increasingly competitive environment, wireless carriers, telecommunication equipment vendors, satellite service providers and others are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better service quality, more robust content and application offerings, faster data transmission and lower prices. The proliferation of wireless carriers and new technologies has created a competitive environment in which speed to market and client acquisition and retention are key factors influencing a wireless carrier’s success. Network operations and maintenance is becoming increasingly complex due to an increasing need to provide services through networks that rely on diverse technologies, heterogeneous network components and existing legacy applications. For example, the introduction of wireless Internet technologies and the growth in broadband wireless services requiring the transmission of large amounts of data creates additional technological requirements for carriers establishing or upgrading their networks. These challenges have led wireless carriers to increasingly prioritize their resources, focusing on revenue generating activities and outsourcing when they can do so effectively.

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

LCC Services

      The Company offers to its wireless customers a complete range of wireless network services, including: (1) high level technical consulting services (3% of 2000 revenues); (2) design and deployment services (95% of 2000 revenues); and (3) ongoing operations and maintenance services (1% of 2000 revenues).

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

      Radio frequency and fixed network engineering. The Company provides both radio frequency engineering and fixed network engineering services to design wireless networks for its customers. The Company’s radio frequency engineers design each wireless network based upon the customer’s transmission requirements, which are determined based upon the projected level of subscriber density, estimated traffic demand and the scope of the operator’s license coverage area. The Company’s engineers perform the calculations, measurements and tests necessary to optimize placement of wireless equipment, to optimize use of radio frequency and to deliver the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. Typical constraints that must be addressed include cost parameters, terrain and license limitations, interference from other operators, site availability limitations and applicable zoning restrictions as well as other factors.

      In addition, because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. The Company’s fixed network engineers provide the most effective method to connect call sites to the wireless backbone. The Company is addressing the new demand for specialized engineering skills resulting from the conveyance of voice and data networks, including wireless broadband technologies such as LMDS, MMDS and Fast Ethernet. The Company is also expanding its services to cover the entire core network including interconnect, switching and microwave engineering for all access technologies and into Local Exchange Carrier, Competitive Local Exchange Carrier and Incumbent Local Exchange Carrier communities.

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

  Operations and Maintenance Services

      The Company recently began providing operations and maintenance services to wireless carriers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly — the Company may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks. The Company is currently engaged to provide ongoing operations and maintenance services to wireless carriers such as Click Vodafone, satellite service providers such as XM Satellite and tower management companies such as Pinnacle Holdings. In particular, the Company provides the staffing for XM Satellite necessary to perform all services required for ongoing optimization, operations, maintenance and repair of critical network elements, including redistribution or elimination of cell sites, cost management and measurement of network performance. In addition, services provided to Pinnacle Holdings include auditing existing and new tower sites, performing site maintenance and implementing capacity upgrades.

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

Sales, Alliances and Marketing

      The Company sells and markets its consulting, design, deployment and operations and maintenance services through the collaborative efforts of its direct sales force, senior management, its marketing group and its Wireless Institute.

  Direct Sales

      The Company has established direct sales forces in two regions of the world: the first region is North America and Latin America; and the second region is Europe, the Middle East and Africa, which also manages the Company’s sales efforts in Asia. The Company’s professional sales force works in conjunction with it senior executives to develop new client relationships. Sales personnel and the Company’s senior management proactively establish contact with targeted prospects to identify potential sales opportunities and work to establish awareness and preference for the Company’s services. Because customers’ purchase decisions often involve an extended decision making process requiring involvement of their technical personnel, the Company’s sales personnel work collaboratively with the Company’s technical consulting and deployment personnel to develop new sales leads and secure new contracts. Finally, the Company’s Wireless

Institute, providing extensive training in the latest technologies, including emerging mobile data technologies such as 2.5G and 3G, also positions the Company well to generate additional sales opportunities.

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

Competition

      The market for technical consulting, design and deployment and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, the Company believes that the competition in Europe is particularly fragmented with numerous small regional independent service providers. The Company’s competitors fall into six broad categories:

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

      Although the services provided by many of these competitors are comparable to the services provided by the Company, there are areas where certain competitors may have an advantage over the Company. For example, telecommunications equipment vendors presumably know the relative strengths and weaknesses of their products better than the service providers who have no product offerings; construction companies have more hands-on capabilities with respect to the construction aspects of a deployment project; and equipment vendors, construction companies and tower ownership and management companies have greater financial resources that allow them to offer financing and deferred payment arrangements. In addition, many of the Company’s competitors have significantly greater marketing resources, larger workforces and greater name recognition than the Company.

      The Company believes that the principal competitive factors in its market include: expertise in new and evolving technologies, industry experience, ability to deliver end-to-end services, ability to deliver results within budget and on time, reputation, and competitive pricing. In particular, the Company believes that the breadth of its service offerings, the efficiencies of its processes, its ability to integrate new technologies and equipment from multiple vendors, its ability to provide training for its customers through its Wireless Institute and the high quality of its professional staff provide it with a competitive advantage.

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

Risk Factors

  The Company may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet the contract commitments or maintain the quality of its services

      As a service business the Company’s success depends significantly on its ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical skills as well as the interpersonal skills crucial to fostering client satisfaction. Competition within the wireless industry for employees with the required range of skills has been and continues to be intense, particularly for radio frequency engineers. At times the Company has had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, the Company must fully and properly train its employees according to the customer’s technology requirements and deploy and fully integrate each employee into the customer’s project. This process is costly and resource constraints may impede the Company’s ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

      The Company, consistent with the wireless industry generally, has experienced significant attrition in the last several years. To the extent the Company continues to experience high turnover rates, it will continue to incur significant expenses in training and hiring its professional staff.

  Delays in the adoption and deployment of new technologies such as 3G in Europe and broadband in the United States appear likely, which would negatively affect the Company’s opportunity to generate future revenues

      Wireless carriers in Europe and broadband carriers in the United States may delay or fail to make the significant capital commitments necessary to begin deployment of their wireless networks. The costs to acquire 3G/ Universal Mobile Telecommunications Service (UMTS) licenses that have been issued in Europe to date have been substantial and wireless carriers currently may not have the capital required to begin deployment of their networks based on 3G technology. In addition, in certain countries in Europe, such as France, auctions of wireless spectrum for 3G have generated less interest from wireless carriers than originally anticipated. In the United States, capital investments for the development of broadband technology appear to have slowed given recent market conditions in the wireless industry. Therefore, it appears unlikely that wireless carriers will begin making substantial investments for the deployment of wireless networks based on 3G and broadband technology in 2001. A significant portion of the Company’s projected growth for 2002 and 2003 depends upon the deployment of 3G technology. Any further delays or abandonment of deployment projects would negatively affect the Company’s opportunity to generate significant revenues in those years.

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

      Due to the above factors, quarterly revenues, expenses and results of operations could vary significantly in the future and therefore the Company’s results may not meet the expectations of securities analysts and investors, which could cause the price of the Company’s common stock to decline significantly. Even after contracts are entered into, the timing of delivery of services depends in part on the customer’s readiness to receive the services and the pace of the build-out of the customer’s network. The timing of build-out in turn depends on many business decisions by the customer and provision of services and equipment by other providers. In addition, the Company’s contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including non-performance by the Company. The Company generally establishes its expenditure levels for other operating expenses based in large part on its expected future revenues. If revenues fall below its expectations, the Company’s operating results likely would be adversely affected.

  An increasing percentage of the Company’s revenue is contracted on a fixed price basis which could cause its quarterly results to fluctuate

      An increasing percentage of the Company’s revenue is derived from fixed price contracts which are accounted for on a percentage of completion basis. The portion of the Company’s revenue from fixed price contracts has grown significantly as a percentage of total revenues from 35% in 1999 to 63% in 2000. With the percentage-of-completion method, in each period the Company recognizes expenses as they are incurred and recognizes revenue based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue the Company recognizes in a given quarter depends on, among other things, costs it has incurred for individual projects and its then current estimate of the total remaining costs to complete individual projects. If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. As a result, the Company’s gross profit in such period and in future periods may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that the Company’s estimates fluctuate over time or differ from actual requirements, the Company’s results may be materially affected.

  Operating results may suffer because of intense competition in the wireless services industry in the United States and internationally

      The Company faces intense competition in the United States and internationally in the market for wireless network design and system deployment services. Many other companies offer these services, and the Company believes that the number of other independent firms providing these services to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors have and continue to develop capabilities competitive with those we provide.

  Competitors that offer wireless customers financing pose a threat to the Company’s ability to compete for business, particularly in international markets

      Wireless network operators, particularly new operators and new licensees, depend increasingly on wireless telecommunication equipment vendors to supply and to finance the deployment of entire wireless networks. Frequently, those vendors only make financing available for services or products if they are contracted to provide the services themselves. For services the vendors do not provide directly, financing is provided only if they have the right to select the providers of those services and products, including radio frequency engineering and network deployment services. The Company faces similar competition in the United States and internationally from tower ownership and management companies that provide tower deployment service capabilities as part of their overall leasing package or as part of a build-to-suit financing package. The Company does not typically provide financing to its wireless customers. In certain recent instances in Europe and Africa, the Company has chosen not to pursue customer contracts which required vendor financing. To the extent that future wireless companies continue to seek such financing, it would harm the Company’s ability to compete for such business.

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

  The Company’s failure to anticipate or adapt to changes in technology may harm its business

      The Company operates in a highly competitive environment that is subject to rapid technological changes and the emergence of new technologies. Future revenues for the Company depend significantly upon the adoption and deployment by wireless customers of new technologies. Any failure of the Company to anticipate technological trends or evolving industry standards or to adequately train its professional staff to implement emerging technologies could cause the Company to lose business to its competitors and diminish the Company’s reputation in the marketplace.

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

  Fluctuations in international operating results may harm the Company’s business

      Approximately 29% of the Company’s revenues for the year ended December 31, 2000 were generated outside of the United States, and the Company currently expects this segment of its business to increase as a percentage of its revenues in 2001. Information regarding financial data by geographic area is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 18.

      Because a large portion of the Company’s revenue is derived from its international operations, the Company’s operating results and financial condition could be significantly affected by risks associated with international activities. Such risks include:

•	the general economic and political conditions in each country;

•	the effect of applicable foreign tax structures;

•	tariff and trade regulations;

•	difficulties in obtaining local business licenses;

•	management of a geographically diverse organization; and

•	difficulties and increased expenses in complying with a variety of foreign laws and regulations, including labor, employment and immigration laws where failure to comply could expose the Company to substantial fines and penalties and a reduction in its available workforce.

      The level and timing of the demand for our services and products could also be affected by changes in the applicable industry regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators.

      Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of our non-U.S. customers will not agree to payment in U.S. dollars. See Item 7 “Management’s Discussion of Analysis of Financial Condition and Results of Operation – Foreign Currency.” We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of our operations.

  The Company’s failure to secure significant customers and large contracts could cause a significant decrease in operating results

      The Company has derived, and believes that it will continue to derive, a significant portion of revenues from a limited number of customers. For example, for the year ended December 31, 2000, the Company derived approximately 81% of its revenues from its ten largest customers. Although its major customers generally have differed from year to year as the Company completes work under existing contracts and begins providing services under new contracts, the Company depends upon securing new large contracts from some customers each year to achieve a substantial portion of its revenues. For example, the initial deployment of terrestrial network of repeater sites for XM Satellite is scheduled for completion during the second quarter of 2001. The completion of this phase of the project will require the Company to generate significant revenues from other existing and new customers in order to meet its financial goals for 2001. The Company may not continue to receive large contracts from customers to replace the revenues generated from the XM Satellite project. In addition, the Company will need to redeploy the large number of employees currently assigned to the XM Satellite project. The Company’s failure to timely effect such redeployment would decrease gross profits and increase its operating expenses, thereby negatively impacting the Company’s operating results.

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

  Because the Company has experienced, and expects to continue to experience, long sales cycles, the Company expects to incur significant costs to generate new business and its customer base may not experience rapid growth

      Purchases of the Company’s services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. Therefore, large procurements of the Company’s services involve lengthy selling cycles, resulting in a relatively high cost for the Company to generate new business.

  The Company depends on proprietary technology of others

      The Company does not own proprietary software and field test measurement equipment products used to perform radio frequency engineering services. Instead, the Company licenses these technologies from third parties pursuant to agreements which may not be perpetual in duration. While these products are available from multiple sources, the termination of one or more of these licenses, their renewal on terms materially less favorable to the Company or any other loss of the right to use such technologies (including loss of intellectual property rights by a licensor) could increase the Company’s costs of performing its services. The Company may not be able to recoup these costs through higher fees which would result in a decrease in the Company’s gross margins.

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

      Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly own 75% of Telcom Ventures, are directors or executive officers. Gregory Ledford, a designee of the Carlyle Investors, 25% owners of Telcom Ventures, is also one of our directors. Telcom Ventures is principally engaged in making investments in wireless system operators and emerging wireless and internet technologies. If the Company desires to pursue a transaction requiring stockholder approval and the transaction might conflict with the interests of Telecom Ventures, RF Investors may elect to vote it shares to block such transaction.

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

  The Company’s relationship with Telcom Ventures may result in potential conflicts of interest

      Telcom Ventures, RF Investors’ parent company, is principally engaged in making investments in wireless system operators and emerging wireless and internet technologies. Directors of Telcom Ventures and its subsidiaries who are also our directors or officers have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also our directors and officers may be subject to conflicts of interest in transactions concerning the Company. For example, the Company may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in the Company’s judgment, could be beneficial to the Company, even though such transactions might conflict with the interests of Telcom Ventures. If such conflicts do occur, directors of Telcom Ventures and its subsidiaries who are also our directors and officers may exercise their influence in the best interests of Telcom Ventures instead of the best interests of the Company.

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

Quarter Ended:	1999

March 31	$3.78 to	$6.00

June 30	$3.50 to	$5.97

September 30	$4.19 to	$7.81

December 31	$5.50 to	$19.94

Quarter Ended:	2000

March 31.	$16.00 to	$45.25

June 30.	$13.13 to	$39.63

September 30.	$14.38 to	$28.06

December 31.	$6.56 to	$15.81

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

	Years Ended December 31,

	1996(2)		1997(2)	1998(2)	1999(2)	2000

	(in thousands, except per share data)

Revenues:

Service	$93,156		$91,289	$86,328	$73,289	$149,385

Tower ownership and management	—		—	860	2,504	1,008

Total revenues	93,156		91,289	87,188	75,793	150,393

Cost of revenues:

Service	61,581		62,263	66,238	53,080	109,952

Tower ownership and management	—		—	521	1,176	333

Total cost of revenues	61,581		62,263	66,759	54,256	110,285

Gross profit	31,575		29,026	20,429	21,537	40,108

Operating expenses:

Sales and marketing	1,200		2,466	3,843	5,464	7,833

General and administrative	13,030		18,314	22,063	18,128	19,673

Special charge (credit)	28,920		(3,894)	—	—	—

Restructuring charge	—		—	1,256	—	(108)

Non-cash compensation	6,831		514	362	(12)	—

Gain on sale of tower portfolio and administration, net	—		—	—	—	(26,437)

Depreciation and amortization	2,330		3,410	2,409	3,628	2,899

Total operating expenses	52,311		20,810	29,933	27,208	3,860

Operating income (loss)	(20,736)		8,216	(9,504)	(5,671)	36,248

Other income (expense)

Interest, net	(2,125)		(2,553)	(1,397)	(1,827)	1,688

Other	2,385		1,275	(618)	(1,391)	(787)

Total other income (expense)	260		(1,278)	(2,015)	(3,218)	901

Income (loss)from continuing operations before income taxes	(20,476)		6,938	(11,519)	(8,889)	37,149

Provision (benefit) for income taxes	(8,745)		1,548	(4,561)	(2,677)	16,531

Income (loss) from continuing operations	(11,731)		5,390	(6,958)	(6,212)	20,618

Income (loss) from discontinued operations net of tax provision (benefit)	447		2,185	(17,785)	—	—

Gain on disposal of discontinued operations net of tax provision	—		—	—	803	—

Net income (loss)	$(11,284)		$7,575	$(24,743)	$(5,409)	$20,618

Income (loss) per share:

Continuing operations:

Basic			$0.37	$(0.45)	$(0.36)	$1.01

Diluted			$0.34	$(0.45)	$(0.36)	$0.93

Discontinued operations:

Basic			$0.15	$(1.15)	$0.05	—

Diluted			$0.14	$(1.15)	$0.05	—

Net income (loss) per share:

Basic			$0.51	$(1.60)	$(0.31)	$1.01

Diluted			$0.47	$(1.60)	$(0.31)	$0.93

Unaudited Pro Forma Data:

Pro forma loss from continuing operations	$(18,693	)(1)

Pro forma loss from discontinued operations	$(2,076	)(1)

Pro forma net loss	$(20,769	)(1)

Pro forma loss per share:

Continuing operations:

Basic and diluted	$(1.53)

Discontinued operations:

Basic and diluted	$(0.17)

Pro forma net loss

Basic and diluted	$(1.70	)(1)

Consolidated Balance Sheet Data (at year-end):

Working capital	$49,840		$59,155	$14,471	$(8,039)	$59,460

Intangibles, net	354		368	572	430	57

Total assets	89,363		95,420	84,204	82,868	110,045

Long term liabilities	50,807		50,210	50,115	1,006	5,944

Equity	8,477		20,202	229	42,426	68,416

(1)	Unaudited pro forma net loss has been adjusted to reflect the pro forma effects as if the Company were treated as a Subchapter C Corporation in 1996. Unaudited pro forma net loss is net of a benefit for income taxes at an assumed effective income tax rate of 40%. The total amount of the pro forma benefit for income taxes was $1,886,000 for the year ended December 31, 1996. Weighted average shares, basic and diluted, used in the computation of pro forma net loss per share were 12,211 shares.

(2)	In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its hardware and software segments (see note 3 to the Consolidated Financial Statements) which were sold to Ericsson Radio Systems AB in October 1999. Prior year balances have been restated to reflect these segments as discontinued operations.

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

     Interest Income/ Expense

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

Liquidity and Capital Resources

      Cash liquidity is obtained from operations and existing cash and cash equivalents. Cash and cash equivalents were $22.3 million at December 31, 2000 compared to $2.0 million at December 31, 1999, an increase of $20.3 million. Cash combined with short-term investments at December 31, 2000 provides total liquid assets of $42.3 million. This increase in liquidity stems from cash received from the tower portfolio sale of $72.2 million. The tower proceeds were largely used to redeem the interests of the minority shareholders in the tower subsidiary ($7.2 million), eliminate debt ($4.5 million), invest in affiliates ($3.4 million) and fund operating activities ($16.1 million).

      Cash used in operations was $16.1 million for the twelve months ended December 31, 2000, compared to $4.2 million in the prior year. Cash used in operating activities during 2000 was primarily related to receivable growth of $28.3 million from increased services revenue. This growth in receivables in 2000 was partially offset from changes in working capital, primarily the use of deferred tax assets of $9.7 million. The reduction in deferred tax assets largely relates to utilization of a net operating loss carry-forward in 2000.

      Cash from investing activities provided $38.0 million for the twelve months ended December 31, 2000, compared to a cash use of $10.0 million for the comparable period in 1999. Cash provided from investing activities in 2000 is driven by tower portfolio sale proceeds of $72.2 million. Offsetting the tower portfolio proceeds were use of cash to purchase minority shareholder interests for $7.2 million. Other significant uses of cash for investing activities in 2000 included purchases of short-term investments for $20.0 million and purchases of property and equipment of $3.9 million. Use of cash for Investing activities in 1999 was primarily for capitalized costs resulting from telecommunications tower development. Capitalized tower development costs in 1999 totaled $15.2 million. The Company no longer constructs towers, resulting in reduced capital expenditures in 2000.

      Cash from financing activities used $1.5 million for the twelve months ended December 31, 2000, compared to providing $14.6 million for the comparable period in 1999. The largest use of cash from financing in 2000 was $4.5 million applied to the Company’s credit line. During 1999 the Company’s cash from financing was primarily obtained from the Company’s line of credit, providing $9.5 million for the year.

      Working capital was $59.5 million at December 31, 2000 compared to $(8.0) million at December 31, 1999, an increase of $67.5 million. The increase in working capital was primarily due to the proceeds received-to-date from the sale of the Company’s telecommunication tower portfolio. The Company’s primary requirement for working capital is to fund receivables relative to services performed. The Company has no material cash commitments other than obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company did not maintain a line of credit as of December 31, 2000 since it had a large cash reserve available that was sufficient to meet liquidity requirements. The Company believes that it has sufficient assets and relationships with financial institutions to obtain a loan commitment should the business need arise. In addition to the cash and short-term investments that existed as of December 31, 2000, it is anticipated that additional proceeds will be received from a bankruptcy recovery. Based upon an order entered on March 28, 2001 by the United States Bankruptcy Court, District of Maryland, Northern Division, the Company currently expects to receive $5.0 million in cash on or before March 30, 2001, or as soon as practicable thereafter, from its claim against DCR PSC, Inc. in connection with the bankruptcy and reorganization plan for Pocket Communications, Inc. and DCR PCS, Inc. For more information regarding this claim, please see Note 21 regarding “Subsequent Events.”

      For the short-term the Company believes it will generate sufficient cash flow from operations and has adequate cash and short-term investments to satisfy cash requirements for the next twelve months. The Company also believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to exchange rates relates primarily to its foreign subsidiaries in the U.K., Brazil, Egypt and Colombia. For its foreign subsidiaries, exchange rates impact the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Approximately 29% of the Company’s revenues for the twelve months ended December 31, 2000, are generated outside the United States, the majority of which are in Europe. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rate for the year. Consequently, as the value of the U.S. dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also impact the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at December 31, 2000. The resulting translation adjustments are recorded in Shareholders’ equity as Accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at December 31, 2000 compared to December 31, 1999. Consequently, the Accumulated other comprehensive loss component of Shareholders’ equity increased $0.9 million during the year. As of December 31, 2000, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $3.4 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to U.S. operations (denominated in U.S. dollars) are Colombia and Brazil at December 31, 2000 in the amounts of $0.5 million and $0.3 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change relative to these intercompany balances would not be material. In addition, a hypothetical 10% adverse change would result in a $0.1 million decline relative to operating profits generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations. During the two month period ended February 28, 1999, the Company recognized total foreign currency transaction losses of approximately $2.1 million related to its Latin American operations. The majority of the losses were from the Company’s 1998 Brazilian operations as a result of the devaluation of the Real in 1999. Other historical foreign currency gains and losses are included in Other income (expenses) and have been immaterial.

      Although currency fluctuations impact the Company’s reported results and Shareholders’ equity, such fluctuations generally do not affect the Company’s cash flow or result in actual economic gains or losses. The Company currently does not hedge any of these risks in its foreign subsidiaries because: (i) the Company’s Brazilian and Egyptian subsidiaries derive revenues and incur expenses within a single country and consequently, do not incur currency risks in connection with the conduct of their normal operations, (ii) the British pound sterling, U.S. dollar and Euro are relatively stable against each other, (iii) other foreign operations are minimal, and (iv) the Company does not believe that to do so is justified by the current exposure and cost at this time.

Trends That May Affect Results of Operations and Financial Condition

      Subsequent to December 2000, the Company has seen a tightening of the capital markets, and specifically a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the deployment and optimization of wireless networks. Many wireless customers are reliant upon the capital markets to obtain funds to finance the building and improvement of their wireless networks. Most vulnerable are customers that are new licensees and broadband customers, who have limited sources of funds from operations. While revenue from broadband customers only constituted 5.2% of revenue for the twelve months ended December 31, 2000, it is expected to be an area of future growth for the Company. Additionally, in Europe deploying 3G networks, which only constituted 1.4% of revenue for the twelve months ended December 31, 2000, is expected to provide substantial growth in the future for the Company. The availability of equipment for the European 3G markets and other capital market driven slowdowns may shift 2001 revenues into 2002 and 2003.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998, 1999, and 2000
(In thousands)

	1998	1999	2000

Cash flows from operating activities:

Income (loss) from continuing operations	$(6,958)	$(6,212)	$20,618

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,409	3,628	2,899

Provision (recovery) for doubtful accounts	2,047	—	(306)

Non-cash compensation	362	(12)	—

Loss from investments in joint ventures, net	267	—	796

Gain on sale of discontinued operations	—	803	—

Gain on sale of tower portfolio	—	—	(26,437)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(869)	(1,527)	(28,275)

Accounts payable and accrued expenses	7,426	3,396	2,593

Other current assets and liabilities	(2,780)	5,395	7,165

Other noncurrent assets and liabilities	(10,796)	(9,639)	4,828

Net cash used in operating activities	(8,892)	(4,168)	(16,119)

Cash flows from investing activities:

Proceeds from sales of investment securities	8,506	27	31,282

Purchases of investment securities	—	—	(51,260)

Purchases of property and equipment	(16,735)	(17,100)	(3,870)

Proceeds from sale of property and equipment	—	—	209

Investments	289	(1,100)	(3,386)

Purchase of minority interest	—	—	(7,174)

Proceeds from tower portfolio sale, net of expenses	—	—	72,176

Disposal of discontinued operations, net	—	8,164	—

Net cash provided by (used in) investing activities	(7,940)	(10,009)	37,977

Cash flows from financing activities:

Proceeds from issuance of common stock, net	701	235	593

Proceeds from exercise of options	2,655	4,006	1,604

Proceeds from line of credit/note	—	32,961	9,700

Payments on line of credit/note	—	(23,426)	(14,235)

Repayment of loan to shareholder	909	864	800

Net cash provided by (used in) financing activities	4,265	14,640	(1,538)

Net increase (decrease) in cash and cash equivalents — continuing operations	(12,567)	463	20,320

Net (decrease) increase in cash and cash equivalents — discontinued operations	1,929	(2,752	—

Net increase (decrease) in cash and cash equivalents	(10,638)	(2,289)	20,320

Cash and cash equivalents at beginning of period	14,878	4,240	1,951

Cash and cash equivalents at end of period	$4,240	$1,951	$22,271

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$2,250	$2,154	$148

Income taxes	1,995	3,540	2,781

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

	1999	2000

	(In thousands)

Latin America	$1,086	$671

North America	—	63

Europe	5,412	4,894

Middle East/ Africa	2,245	7,775

Asia-Pacific	583	577

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

      Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of three years are used for computer equipment and software. Furniture and office equipment are depreciated over useful lives, which range from three to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the respective leases. Estimated useful lives of five years is used for vehicles.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(4)  Tower Portfolio Sale and Administration

      During March 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. Pursuant to the Asset Purchase Agreement, Microcell agreed to sell up to 197 tower sites owned or to be constructed by Microcell for a total purchase price of up to $80 million in cash payable as the sites are conveyed to Pinnacle. As of December 31, 2000, 177 tower sites were conveyed to Pinnacle for net proceeds of $72.2 million. While some portion of the remaining towers may convey in the future, the Company believes substantially all of the

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

towers that will convey have been conveyed to Pinnacle. As a part of the sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell has agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. The Company has recognized $26.4 million of the gain as of December 31, 2000 and deferred $5.0 million of the gain which relates to the maximum lease obligations under the Master Antenna Site Lease as of December 31, 2000. These amounts are included in other long-term liabilities. Microcell and Pinnacle have also entered into a Tower Services Agreement pursuant to which Microcell will provide Pinnacle with audit, maintenance, and program management services regarding site improvements and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The Services Agreement provides for minimum annual payments to Microcell of $10 million for project management and audit services; it also provides for approximately $1.0 million per year for maintenance services based on the current number of sites as to which Microcell has been engaged. In each case, the pricing and scope of services are subject to annual review and re-negotiation on or around June 1 of each year.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(7)  Property and Equipment

      At December 31, 1999 and 2000, property and equipment consisted of the following:

	1999	2000

	(In thousands)

Computer equipment	$12,964	$13,830

Software	1,248	1,799

Furniture and office equipment	6,371	5,975

RF transmission towers	32,785	—

Leasehold improvements	3,152	3,360

Vehicles	380	227

	56,900	25,191

Less accumulated depreciation and amortization	(19,138)	(19,553)

	$37,762	$5,638

(8)  Restructuring Charge

      On October 20, 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $10.02, $3.88, and $10.93, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	1998	1999	2000

Expected dividend yield	0%	0%	0%

Risk-free interest rate	5.0%	6.0%	6.0%

Expected life	2-8 years	3-5 years	3-7 years

Volatility	65.0%	60.0%	75-100%

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segments:

(In thousands)

		Tower
		Ownership
		and
	Services	Management	Total

1998

Net revenue from external customers	$86,328	$860	$87,188

Intersegment revenues	1,180	—	1,180

Total revenues	$87,508	$860	$88,368

Depreciation and amortization	$1,185	$451	$1,636

Interest income	338	—	338

Interest expense	—	1,016	1,016

Income tax expense (benefit)	4,361	(1,692)	2,669

Income (loss) from continuing operations before taxes	11,011	(4,273)	6,738

Segment assets	26,899	18,250	45,149

Expenditures for property	757	14,860	15,617

1999

Net revenue from external customers	$73,289	$2,504	$75,793

Intersegment revenues	268	—	268

Total revenues	$73,557	$2,504	$76,061

Depreciation and amortization	1,112	1,220	2,332

Interest income	192	—	192

Interest expense	9	1,785	1,794

Income tax expense (benefit)	2,672	(1,238)	1,434

Income (loss) from continuing operations before taxes	8,069	(4,103)	3,966

Segment assets	28,642	31,098	59,740

Expenditures for property	1,691	15,240	16,931

2000

Net revenue from external customers	$149,385	$1,008	$150,393

Intersegment revenues	—	—	—

Total revenues	$149,385	$1,008	$150,393

Depreciation and amortization	1,812	265	2,077

Interest income	277	—	277

Interest expense	10	—	10

Income tax expense (benefit)	7,580	11,857	19,437

Income (loss) before taxes	17,035	26,644	43,679

Segment assets	60,017	1,390	61,407

Expenditures for property	3,774	96	3,780

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	1998	1999	2000

Revenues

Revenues for reportable segments	$88,368	$76,061	$150,393

Eliminations	(1,180)	(268)	—

Total consolidated revenues	$87,188	$75,793	$150,393

Assets

Total assets for reportable segments		59,740	61,407

Assets not attributable to reportable segments:

Cash and cash equivalents		716	19,279

Short-term investments		86	19,038

Deferred tax assets		16,645	6,916

Property and equipment		2,758	2,778

Receivables		608	—

Prepaids		1,428	292

Other		887	335

Total consolidated assets		82,868	110,045

		Unallocated
	Segment	Corporate		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

1998

Depreciation and amortization	$1,636	$773	$—	$2,409

Interest income	338	560	—	898

Interest expense	—	2,295	—	2,295

Income taxes	2,669	(7,089)	(141)	(4,561)

Expenditures for property	15,617	1,118	—	16,735

1999

Depreciation and amortization	$2,332	$1,296	$—	$3,628

Interest income	192	135	—	327

Interest expense	9	2,145	—	2,154

Income taxes	1,434	(4,111)	—	(2,677)

Expenditures for property	16,931	169	—	17,100

2000

Depreciation and amortization	$2,077	$822	—	$2,899

Interest income	277	1,674	—	1,951

Interest expense	10	253	—	263

Income taxes	19,437	(2,906)	—	16,531

Expenditures for property	3,780	—	—	3,780

      Profit or Loss (in thousands):

	1998	1999	2000

Total profit or loss from reportable segments	6,738	3,966	43,679

General corporate expenses	(18,257)	(14,641)	(6,530)

Income (loss) from continuing ops. before income taxes	(11,519)	(12,855)	37,149

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information Concerning Services Revenue (in thousands):

	1998	1999	2000

Design and deployment	86,003	68,725	142,566

Operations and maintenance	—	—	1,655

Consulting	325	4,213	5,165

Towers	860	2,855	1,007
	87,188	75,793	150,393

      Information concerning principal geographic areas was as follows (in thousands):

	1998		1999		2000

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

North America

United States	$47,065	$21,721	$40,370	$35,353	$106,406	$4,215

Canada and Mexico	3,492	—	1,654	—	375	—

Total North America	50,557	21,721	42,024	35,353	106,781	4,215

Europe

United Kingdom	825	3	1,476	1,896	3,859	914

Belgium	3,384	—	4,261	—	1,780	—

Netherlands	7,113	—	8,718	—	10,213	—

Italy	—	—	2,766	—	2,275	—

Other	2,487	1	2,161	15	2,177	4

Total Europe	13,809	4	19,382	1,911	20,304	918

Middle East and Africa

Egypt	—	—	3,655	182	15,321	198

Other	—	—	—	—	290	—

Total Middle East and Africa	—	—	3,655	182	15,611	198

Latin America

Brazil	14,516	407	6,685	316	4,230	307

Argentina	836	—	120	—	209	—

Other Latin America	326	—	522	—	470	—

Total Latin America	15,678	407	7,327	316	4,909	307

Asia-Pacific

Malaysia	4,036	—	289	—	—	—

Korea	650	—	78	—	642	—

China	—	—	405	—	—	—

Philippines	885	—	1,369	—	114	—

Australia	—	—	683	—	1,552	—

Other	1,422	—	581	—	480	—

Total Asia-Pacific	6,993	—	3,405	—	2,788	—

All other	151	—	—	—	—	—

Total	$87,188	$22,132	$75,793	$37,762	$150,393	$5,638

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

      During the first quarter of 2000 the Company had a gain from the sale of tower portfolio of $21.2 million (see note 4).

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

              Report of Independent Auditors.

Consolidated Statements of Operations — Years Ended December 31, 1998, 1999, and 2000.

Consolidated Balance Sheets as of December 31, 1999 and 2000.

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 1998, 1999, and 2000.

Consolidated Statements of Cash Flows — Years Ended December 31, 1998, 1999, and 2000.

              Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

      Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit
Number		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company.*
3.2	—	Amended and Restated Bylaws of the Company.*
4.1	—	Form of Class A and Class B Common Stock certificates.*
4.2	—	LCC International, Inc. 1996 Directors Stock Option Plan.*
4.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997.******
4.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998.******
4.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001.********
4.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000. ********
4.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999.********
10.1	—	1994 LCC, L.L.C. Incentive Compensation Plan.*
10.2	—	Amended and Restated Service Agreement, dated as of October 1, 1996, by and between TSI, a division of LCC International, Inc., and Nextel Communications, Inc.**
10.3	—	Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C.*
10.4	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.5	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.6	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102.*
10.7	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102.*
10.8	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno Penzias.*
10.9	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely.********
10.10	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker.********
10.11	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly.********
10.12	—	Service Agreement, dated January 1, 1999, between LCC International, Inc. and Peter Zaugg.********
10.13	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III.***
10.14	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer.********
10.15	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C.*
10.16	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation.*

Exhibit
Number		Exhibit Description

10.17	—	Form of Indemnity Agreement between LCC International, Inc. and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J. Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose, Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson, Michael S. McNelly, C. Thomas Faulders, III, David N. Walker, Gregory S. Ledford and Susan Mayer.*
10.18	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C.*
10.19	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc.*
10.20	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
10.21	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
10.22	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees.*
10.23	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
10.24	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
10.25	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996 Employee Option Plan).*
10.26	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement (for eligible persons who have executed grant letters on or after January 30, 2001).********
10.27	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than Mark D. Ein).*
10.28	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
10.29	—	Form of Phantom Membership Plan Exchange Agreement.*
10.30	—	Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias.*
10.31	—	Series D Convertible Debenture Due March 27, 2001 by DCR Communications, Inc. dated March 27, 1996.*
10.32	—	Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc. dated May 10, 1996.*
†10.33	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999.*****
‡10.34	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001.********
10.35	—	Ericsson Radio Systems AB Asset Purchase Agreement dated dated August 25, 1999.****
10.36	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB.****
10.37	—	Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
10.38	—	Amendment No. 1 to Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management Inc., dated March 2, 2000.*******
10.39	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******

Exhibit
Number		Exhibit Description

10.40	—	Settlement and Release between LCC International, Inc. and minority shareholders of Microcell Management Inc. dated February 15, 2000.
10.41	—	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and LCC International, Inc. dated July 20, 1998.
10.42	—	Loan Agreement between C. Thomas Faulders, III, and LCC International, Inc. dated December 22, 1999.
10.43	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated February 1, 2000.*********
21	—	Subsidiaries of the Company.********
23.1	—	Consent of KPMG LLP.

*	Incorporated by reference to the Exhibits on the Company’s Registration Statement on Form S-1 (Registration No. 333-6067).

**	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

***	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on May 27, 1999.

****	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 8, 1999.

*****	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 1999.

******	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

*******	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 20, 2000.

********	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 2, 2001.

*********	Incorporated by reference to the attachments to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2000.

†	Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

‡	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

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

      (d) None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCC INTERNATIONAL, INC.

By:	/s/ C. THOMAS FAULDERS, III

C. Thomas Faulders, III
Chairman and Chief Executive Officer

Date: December 20, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 20, 2001

/s/ DAVID N. WALKER David N. Walker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 20, 2001

/s/ MARK D. EIN Mark D. Ein	Director	December 20, 2001

/s/ STEVEN GILBERT Steven Gilbert	Director	December 20, 2001

/s/ SUSAN MAYER Susan Mayer	Director	December 20, 2001

/s/ SUSAN NESS Susan Ness	Director	December 20, 2001

/s/ NEERA SINGH Neera Singh	Director	December 20, 2001

/s/ RAJENDRA SINGH Rajendra Singh	Director	December 20, 2001

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance at	Charged to	Charges to		Balance at
Description	Beginning of period	costs and expenses	other accounts	Deductions(1)	end of period

Year ended December 31, 1998

Allowance for doubtful accounts	11,929	2,047	—	3,523	10,453
Year ended December 31, 1999

Allowance for doubtful accounts	10,453	—	850	3,443	7,860
Year ended December 31, 2000

Allowance for doubtful accounts	7,860	(306)	81	5,806	1,829

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company.*
3.2	—	Amended and Restated Bylaws of the Company.*
4.1	—	Form of Class A and Class B Common Stock certificates.*
4.2	—	LCC International, Inc. 1996 Directors Stock Option Plan.*
4.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997.******
4.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998.******
4.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001.********
4.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000.********
4.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999.********
10.1	—	1994 LCC, L.L.C. Incentive Compensation Plan.*
10.2	—	Amended and Restated Service Agreement, dated as of October 1, 1996, by and between TSI, a division of LCC International, Inc., and Nextel Communications, Inc.**
10.3	—	Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C.*
10.4	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C.*
10.5	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc.*
10.6	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102.*
10.7	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102.*
10.8	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Arno Penzias.*
10.9	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely.********
10.10	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker.********
10.11	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly.********
10.12	—	Service Agreement, dated January 1, 1999, between LCC International, Inc. and Peter Zaugg.********
10.13	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III.***
10.14	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer.********
10.15	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C.*
10.16	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation.*

Exhibit
Number		Exhibit Description

10.17	—	Form of Indemnity Agreement between LCC International, Inc. and each of Rajendra Singh, Neera Singh, Piyush Sodha, Mark D. Ein, Arno A. Penzias, Geoffrey S. Carroll, Steven J. Gilbert, J. Michael Bonin, Kathryn M. Condello, Peter A. Deliso, Richard Hozik, Frank F. Navarrete, Donald R. Rose, Gerard L. Vincent, Louis R. Olsen, Stuart P. Lawson, Michael S. McNelly, C. Thomas Faulders, III, David N. Walker, Gregory S. Ledford and Susan Mayer.*
10.18	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C.*
10.19	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc.*
10.20	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock.*
10.21	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.*
10.22	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees.*
10.23	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement.*
10.24	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement.*
10.25	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (for employees who had been eligible to participate in the LCC, L.L.C. 1994 Phantom Membership Plan or the LCC, L.L.C. 1996 Employee Option Plan).*
10.26	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement (for eligible persons who have executed grant letters on or after January 30, 2001).********
10.27	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock (other than Mark D. Ein).*
10.28	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein.*
10.29	—	Form of Phantom Membership Plan Exchange Agreement.*
10.30	—	Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias.*
10.31	—	Series D Convertible Debenture Due March 27, 2001 by DCR Communications, Inc. dated March 27, 1996.*
10.32	—	Series D Convertible Debenture Due May 10, 2001 by DCR Communications, Inc. dated May 10, 1996.*
†10.33	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999.*****
‡10.34	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001.********
10.35	—	Ericsson Radio Systems AB Asset Purchase Agreement dated dated August 25, 1999.****
10.36	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB.****
10.37	—	Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
10.38	—	Amendment No. 1 to Asset Purchase Agreement between Pinnacle Towers Inc. and Microcell Management Inc., dated March 2, 2000.*******
10.39	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000.*******
10.40	—	Settlement and Release between LCC International, Inc. and minority shareholders of Microcell Management Inc. dated February 15, 2000

Exhibit
Number		Exhibit Description

10.41	—	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and LCC International, Inc. dated July 20, 1998.
10.42	—	Loan Agreement between C. Thomas Faulders, III, and LCC International, Inc. dated December 22, 1999.
10.43	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated February 1, 2000.*********
21	—	Subsidiaries of the Company.********
23.1	—	Consent of KPMG LLP.

*	Incorporated by reference to the Exhibits on the Company’s Registration Statement on Form S-1 (Registration No. 333-6067).

**	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 15, 1997.

***	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on May 27, 1999.

****	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 8, 1999.

*****	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 1999.

******	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

*******	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 20, 2000.

********	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on April 2, 2001.

*********	Incorporated by reference to the attachments to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2000.

†	Confidential treatment has been granted for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

‡	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.