Form 10-Q/A
period 2001-06-30
LCC INTERNATIONAL INC
filed 2001-12-20
CIK 1016229

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

EXPLANATORY NOTE

      The Company is amending its Form 10-Q for the fiscal year ending June 30, 2001, filed on August 14, 2001, to add certain information required to be included in Item 2 of Part I and on the signature page.

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2001

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 2001 (unaudited)	4

	Condensed consolidated balance sheets as of December 31, 2000 and June 30, 2001 (unaudited)	5

	Condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 2001 (unaudited)	6

	Notes to condensed consolidated financial statements	7

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	17

ITEM 2:	Changes in Securities	17

ITEM 3:	Defaults Upon Senior Securities	17

ITEM 4:	Submission of Matters to a Vote of Security Holders	17

ITEM 5:	Other Information	17

ITEM 6:	Exhibits and Reports on Form 8K	17

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

      In June 2001, the US Court of Appeals for the District of Columbia issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. Federal Communications Commission and United States of America, et al., Case Nos. 00-1402 and 00-1403. The US Court of Appeals ruled that a provision in federal bankruptcy law prohibited the Federal Communications Commission (the “FCC”) from canceling certain broadband personal communications services licenses that it had granted to NextWave Personal Communications Inc. (“NPCI”). The FCC revoked these licenses after NPCI filed for bankruptcy protection on June 8, 1998. On July 19, 2001, Alaska Native Wireless, L.L.C., Verizon Wireless and Voicestream Wireless filed a petition to initiate an investigation and audit with the FCC requesting an investigation of whether NextWave is eligible to hold C and F Block licenses, whether it complies with the foreign ownership requirements, and whether NextWave has the ability to meets its future regulatory responsibilities. NextWave filed a response on July 30, 2001 and the matter is pending. On August 6, 2001, the FCC filed a motion with the US Court of Appeals seeking to stay execution of the decision and indicating that the Acting Solicitor General has authorized the filing of a petition for certiorari before the United States Supreme Court, which the FCC plans to file on or before September 22, 2001.

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

Liquidity and Capital Resources

      Cash combined with short-term investments at June 30, 2001 provides total liquid assets of $38.2 million compared to $42.3 million at December 31, 2000, a decrease of $4.1 million.

      Cash used in operations was $1.2 million for the six months ended June 30, 2001, compared to cash used of $22.7 million in the prior year. Cash used in operating activities in 2001 was largely driven by the payment of expenses accrued at December 31, 2000. The cash used from operating activities in 2000 was driven by trade receivable increases relative to the December 31, 1999 balances, which reflected an extremely advantageous payment term on a large contract in that year.

      Cash used by investing activities totaled $3.4 million for the six months ended June 30, 2001, related to investments of $1.7 million, and purchases of property and equipment of $1.6 million. Investing activities for the six months ended June 30, 2000 provided $37.0 million. Cash provided from investing activities in 2000 was driven by tower portfolio sale proceeds of $69.9 million. Offsetting the tower portfolio proceeds in 2000 was the use of cash to purchase minority shareholder interests for $7.2 million, short-term investments of $23.3 million and purchases of property and equipment of $2.6 million.

      Cash from financing activities provided $0.6 million and used $3.0 million for the six months ended June 30, 2001 and 2000, respectively. The largest source of financing activities in 2000 was from the Company’s line of credit until the credit line was repaid with the tower portfolio sale proceeds during the same year. The Company’s positive cash flow from operations and strong cash position negated the need for any significant financing activity during the six months ended June 30, 2001.

      Working capital was $59.7 million at June 30, 2001 compared to $59.5 million at December 31, 2000. The Company’s primary requirement for working capital is to fund receivables relative to services performed. The Company has no material cash commitments other than obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company had no debt and did not maintain a line of credit as of June 30, 2001, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. The Company believes that it has sufficient assets and relationships with financial institutions to obtain a loan commitment should the business need arise.

      For the short-term the Company believes it will generate sufficient cash flow from operations and has adequate cash and short-term investments to satisfy cash requirements for the next twelve months. The Company also believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to exchange rates relates primarily to its foreign subsidiaries. Subsidiaries with material foreign currency exposure are in the United Kingdom, Brazil, and Egypt. For its foreign subsidiaries, exchange rates impact the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Approximately 20% of the Company’s revenues are generated outside the United States for the six months ended June 30, 2001, the majority of which are in Europe. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also impact the U.S. dollar amount of Shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at June 30, 2001. The resulting translation adjustments are recorded in Shareholders’ equity as Accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at June 30, 2001 compared to December 31, 2000. Consequently, the Accumulated other comprehensive loss component of Shareholders’ equity increased $0.5 million during the six months ended June 30, 2001. As of June 30, 2001, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $7.2 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to U.S. operations (denominated in U.S. dollars) are the United Kingdom and Brazil at June 30, 2001 in the amount of $1.3 million and $0.3 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change relative to these intercompany balances would be $0.2 million. In addition, a hypothetical 10% adverse change would result in a $0.3 million decline relative to operating losses generated outside the United States for the six months ended June 30, 2001. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

      Although currency fluctuations impact the Company’s reported results and Shareholders’ equity, such fluctuations generally do not affect the Company’s cash flow or result in actual economic gains or losses. The Company currently does not hedge any of these risks in its foreign subsidiaries because: (i) the Company’s Brazilian and Egyptian subsidiaries derive revenues and incur expenses within a single country and consequently, do not incur currency risks in connection with the conduct of their normal operations, (ii) the British pound sterling, U.S. dollar, and Euro are relatively stable against each other, (iii) other foreign operations are minimal, and (iv) the Company does not believe that to do so is justified by the current exposure and cost at this time.

Trends That May Affect Results of Operations and Financial Condition

      The Company has continued to see a tightening of the capital markets, and specifically a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the deployment and optimization of wireless networks. Many wireless customers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are customers that are new licensees and operators/carriers, who have limited sources of funds from operations. The increase in bad debt expense of $1.5 million and $1.7 million, for the three and six months ended June 30, 2001, respectively, is attributable to such customers. Revenue from broadband customers only constituted 3.9% of revenue for the six months ended June 30, 2001 and is not expected to be a significant source of revenue in 2001. In Europe deploying 3G networks, which only constituted 3.0% of revenues for the six months ended June 30, 2001, is expected to provide substantial growth in the future for the Company. However, the availability of equipment for the European 3G markets and other capital market driven slowdowns may shift 2001 revenues into 2002 and 2003. Additionally, various established U.S. carriers have delayed system upgrades due to a variety of factors including technology issues, equipment availability, and capital spending reductions.

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

      Proposal 1 — Election of Directors

	Term			Votes		Broker
Elected Director	Expires	Votes For(1)		Withheld(1)		Non-Votes(1)

C. Thomas Faulders, III	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

Rajendra Singh	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

Neera Singh	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

Mark Ein	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

Susan Mayer	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

Steven Gilbert	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

Gregory Ledford	2002	10,754,972(A	)	32,550(A	)	0(A	)
		84,499,840(B	)	0(B	)	0(B	)

      Proposal 2 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2001.

Votes		Votes	Votes	Broker
For(1)		Against(1)	Abstaining(1)	Non-Votes(1)

10,734,247(A	)	2,025(A)	1,250(A)	0(A)
84,499,840(B	)	0(B)	0(B)	0(B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes.

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits

               11 — Calculation of Net Income Per Share

      (b) Reports on Form 8-K

      On June 22, 2001, the Company filed a Current Report on Form 8-K, which reported that on June 22, 2001 the US Court of Appeals for the District of Columbia issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. the Federal Communications Commission and United States of America, et al.

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