Form 10-Q/A
period 2001-09-30
LCC INTERNATIONAL INC
filed 2001-12-20
CIK 1016229

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

EXPLANATORY NOTE

      The Company is amending its Form 10-Q for the fiscal year ending September 30, 2001, filed on November 14, 2001, to add certain information required to be included in Item 2 of Part I and on the signature page.

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2001

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001 (unaudited)	4

	Condensed consolidated balance sheets as of December 31, 2000 and September 30, 2001 (unaudited)	5

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 2001 (unaudited)	6

	Notes to condensed consolidated financial statements	7

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	19

ITEM 2:	Changes in Securities	19

ITEM 3:	Defaults Upon Senior Securities	19

ITEM 4:	Submission of Matters to a Vote of Security Holders	19

ITEM 5:	Other Information	19

ITEM 6:	Exhibits and Reports on Form 8-K	19

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

Liquidity and Capital Resources

      Cash combined with short-term investments at September 30, 2001 provides total liquid assets of $63.0 million compared to $42.3 million at December 31, 2000, an increase of $20.7 million. This increase in liquidity largely relates to the gain on the sale of assets and investments totaling $22.4 million discussed with Other Income.

      Cash provided by operations was $1.5 million for the nine months ended September 30, 2001, compared to cash used of $19.4 million in the prior year. The positive cash flow from operations in 2001 was largely attributable to the collection of operating income earned during the year. The cash used from operating activities in 2000 was driven by trade receivable increases relative to the December 31, 1999 balances, which reflected an extremely advantageous payment term on a large contract in that year.

      Cash used by investing activities totaled $8.9 million for the nine months ended September 30, 2001, driven by $22.6 million in proceeds related to the sale of assets and investments discussed with Other Income, offset by purchases of short-term investments of $27.2 million, investments of $1.8 million, and purchases of property and equipment of $2.5 million. Investing activities for the nine months ended September 30, 2000 provided $43.8 million. Cash provided from investing activities in 2000 was driven by tower portfolio sale proceeds of $72.2 million. Offsetting the tower portfolio proceeds in 2000 was the use of cash to purchase minority shareholder interests for $7.2 million, short-term investments of $15.5 million and purchases of property and equipment of $3.4 million.

      Cash from financing activities provided $0.8 million and used $1.8 million for the nine months ended September 30, 2001 and 2000, respectively. The largest source of financing activities in 2000 was from the Company’s line of credit until the credit line was repaid with the tower portfolio sale proceeds during the same year. The Company’s positive cash flow from operations and strong cash position negated the need for any significant financing activity during the nine months ended September 30, 2001.

      Working capital was $73.4 million at September 30, 2001 compared to $59.5 million at December 31, 2000, an increase of $13.9 million. The increase in working capital in 2001 was primarily due to the $22.6 million in proceeds received from the sale of assets and investments, discussed with Other Income, offset by an increase in income taxes payable of $8.3 million, largely related to the proceeds from the sale of investments and assets. The Company’s primary requirement for working capital is to fund receivables relative to services performed. The Company has no material cash commitments other than obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company had no debt and did not maintain a line of credit as of September 30, 2001, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. The Company believes it has sufficient assets and relationships with financial institutions to obtain a loan commitment should the business need arise.

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

      Approximately 22% of the Company’s revenues are generated outside the United States for the nine months ended September 30, 2001, the majority of which are in Europe. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also impact the U.S. dollar amount of Shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at September 30, 2001. The resulting translation adjustments are recorded in Shareholders’ equity as Accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at September 30, 2001 compared to December 31, 2000. Consequently, the Accumulated other comprehensive loss component of Shareholders’ equity increased $0.5 million during the nine months ended September 30, 2001. As of September 30, 2001, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $7.3 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to U.S. operations (denominated in U.S. dollars) are the United Kingdom and Brazil at September 30, 2001 in the amount of $2.0 million and $0.3 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change relative to these intercompany balances would be $0.2 million. In addition, a hypothetical 10% adverse change would result in a $0.4 million decline relative to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

      Although currency fluctuations impact the Company’s reported results and Shareholders’ equity, such fluctuations generally do not affect the Company’s cash flow or result in actual economic gains or losses. The Company currently does not hedge any of these risks in its foreign subsidiaries because: (i) the Company’s Brazilian and Egyptian subsidiaries derive revenues and incur expenses within a single country and consequently, do not incur currency risks in connection with the conduct of their normal operations, (ii) the British pound sterling, U.S. dollar, and Euro is relatively stable against each other, (iii) other foreign operations are minimal, and (iv) the Company’s does not believe that to do so is justified by the current exposure and cost at this time.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The Company has continued to see a tightening of the capital markets, and specifically a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the deployment and optimization of wireless networks. Many wireless customers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are customers that are new licensees and operator/carriers who have limited sources of funds from operations. In Europe deploying 3G networks, which only constituted 4.1% of revenue for the nine months ended September 30, 2001, is expected to provide substantial growth in the future for the Company. The availability of equipment for the European 3G markets and other capital constraints has shifted 2001 revenues into 2002 and 2003.

      The slowdown in wireless telecommunications infrastructure spending during 2001 has caused some of the Company’s customers or potential customers to cancel or suspended their contracts, reduce the level of work available to be performed, or postpone entering into new contracts for the Company’s services. These factors have contributed to the decline of the Company’s quarterly earnings. The Company has seen renewed activity from U.S. carriers to upgrade or enhance their existing systems.

      The Company derived 43% and 47% of revenue for the three and nine months ended September 30, 2001, respectively from the XM radio contract. The firm backlog related to this contract at September 30, 2001 was $16.9 million. This contract is substantially complete and the Company cannot reasonably predict revenue that can be derived in the future from this customer. The substantial completion of this contract coupled with the slowdown in telecommunication customer spending causes the Company to reasonably expect revenues to decline in the future. Because the Company may not be able to reduce its costs as fast as its revenues may decline, the Company’s costs as a percentage of revenues may increase. As a result of these and other factors, it has become difficult to forecast the Company’s future revenues and earnings, and any predictions the Company makes are subject to significant change and are very uncertain.

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

David N. Walker
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Accounting Officer and
Date: December 20, 2001	Chief Financial Officer)