Form 10-K
period 2001-12-31
LCC INTERNATIONAL INC
filed 2002-03-28
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

      Based upon the closing price of the registrant’s common stock as of March 1, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant is $29,924,655.*

      As of March 1, 2002, the registrant had outstanding 12,514,477 shares of Class A Common Stock, par value $.01 per share, (the “Class A Common Stock”) and 8,405,595 shares of Class B Common Stock, par value $.01 per share (the “Class B Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 23, 2002 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 — 13 of this Form 10-K.

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are assumed to be affiliates.

      This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

Item 1.  Business

Overview

      The Company is one of the world’s largest independent providers of wireless network and infrastructure services, including the planning, design and deployment, and ongoing operations and maintenance of wireless networks, to an increasingly broad range of companies, including wireless carriers, satellite service providers, telecommunication equipment vendors, tower companies and Internet content providers. Since its inception in 1983, the Company has delivered wireless network solutions to more than 300 customers in over 50 countries. Customers in the United States include wireless service providers such as AT&T Wireless Services, Nextel Communications, Northcoast Communications, Sprint PCS, Ubiquitel, Verizon and XM Satellite Radio. Internationally-based customers accounted for approximately 23.3% (41.5% excluding revenues attributed to XM Satellite) of the Company’s revenues for the year ended December 31, 2001 and include large international wireless carriers, such as Ben Netherlands, BT Cellnet, China Unicom, Click Vodafone, Hutchison, Omnitel and Telfort Mobiel BV. The Company also provides services globally to large telecommunication equipment vendors such as Ericsson, Lucent and Nokia. In addition, the Company provides high level technical consulting services for companies such as G.E. Capital, E.I. DuPont de Nemours, MDS America and AOL Time Warner.

      The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and deployment, to ongoing management and optimization services. As part of its strategy, the Company leverages initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable the Company to secure ongoing management and operations projects. Providing ongoing operations and maintenance services also positions the Company well for additional opportunities as new technologies continue to be developed and wireless network operators must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

Industry Background

  Wireless Telecommunications Networks

      Wireless networks are telecommunication systems built using radio-based systems that allow a telephone set or data terminal to communicate without a metallic or optical cord or wire equipment. The life cycle of a wireless network continually evolves and consists of several phases including strategic planning, design, deployment, expansion, and optimization and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will located and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.

      Following acceptance of a wireless network design, access to land or building rooftops must be secured for towers or telecommunication equipment, including radio base stations, antennas and supporting electronics.

Each site must be qualified in a number of areas, including zoning ordinance requirements, regulatory compliance and suitability for construction. Detailed site location designs are prepared and radio frequency engineers review interference to or from co-located antennae. Construction and equipment installation then must be performed and site performance is measured after completion of construction. Finally, professional technicians install and commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.

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

      Finally, as new technologies are continuously developed, wireless operators must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as 2.5 generation and third generation protocols, commonly referred to as 2.5G and 3G, respectively, with an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, and optimization and maintenance phases of a new cycle in the life of an existing or new network.

  Growth and Evolution of the Wireless Telecommunication Industry

      Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services.

      Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the emerging third-generation standard, known as 3G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include music on demand, m-banking, locations based entertainment and interactive games.

  Current Challenges Confronting Wireless Service Providers and Telecommunication Equipment Vendors

      Due to an increasingly competitive environment, wireless service providers, telecommunication equipment vendors and others are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better service quality, more robust content and application offerings, faster data transmission and lower prices. The proliferation of wireless carriers and new technologies has created a competitive environment in which speed to market and subscriber acquisition and retention are key factors influencing a wireless carrier’s success. Network operations and maintenance is becoming increasingly complex due to an increasing need to provide services through networks that rely on diverse technologies, heterogeneous network components and existing legacy applications. For example, the introduction of wireless data applications requiring the transmission of large amounts of data creates additional technological requirements for carriers establishing or upgrading their networks. These challenges have led wireless carriers to increasingly prioritize their resources, focusing on revenue generating activities and outsourcing when they can do so effectively.

      Equipment vendors are also confronting multiple challenges as they introduce new generations of equipment with increased features and functionality. Vendors are required to provide equipment that is both compatible with a carrier’s existing network and can be integrated with equipment offered by other vendors. As a result of rapid technological changes, the Company believes that equipment vendors have increasingly focused on offering competitive product solutions while outsourcing services such as network design and deployment and operations and maintenance.

  The Need for Outsourcing

      Although wireless carriers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the current challenges in the wireless market have required wireless carriers and equipment vendors to focus on their core competencies and therefore outsource an increasing portion of their network services. The Company believes that wireless carriers that are seeking to outsource an increasing portion of their wireless network needs are engaging service providers that:

•	offer speed to market and cost effective network implementation;

•	have expertise with all major wireless technologies;

•	have experience working with all major equipment vendors;

•	offer turnkey solutions; and

•	have sufficient numbers of highly skilled employees capable of handling large-scale domestic and international projects.

The LCC Solution

      The Company is helping wireless service providers around the world tackle the issues they face in developing networks to meet subscriber demand, reduce their costs and add new services and functionality. In addressing the need for wireless service providers, telecommunications equipment vendors and others to outsource an increasing portion of their wireless network services, the Company believes that it distinguishes itself through several competitive advantages:

•	Speed to Market. The Company’s expertise and processes enable its customers to meet, or in some circumstances, beat, their project deadlines. Members of the Company’s technical, design and deployment teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Expertise and Experience with All Major Wireless Technologies. The Company has experience in all major wireless access technologies, including 2G, 2.5G and 3G analog and digital system protocols and their respective migration paths; i.e., Global System for Mobile Communications, commonly referred to as GSM, Time Division Multiple Access, commonly referred to as TDMA, Code Division Multiple Access, commonly referred to as CDMA, and Integrated Dispatch Enhanced Network, commonly referred to as iDEN; and other wireless technologies such as broadband’s LMDS, MMDS, UNII/802.11 (a) and 802.11 (b), Europe’s equivalent to iDEN referred to as Tetra and core network technologies such as MAP, IS-41, ATM and SS7. The Company is actively engaged in developing new and emerging technologies in the wireless telecommunications industry through participation in industry panels, industry association forums and through independent research. The Company’s Wireless Institute is an integral part of its technical development activities and has become one of the premier training schools for the wireless industry.

•	Ability to Deliver Turnkey Solutions. The Company’s ability to provide end-to-end, or turnkey, services enables its wireless customers to engage a single responsible party who is accountable for delivering and managing its wireless network under a single contract. The Company coordinates its use of resources for each phase of the project from planning to design and deployment to optimization and management of the wireless network, enabling it to reduce the time and cost of its services. The Company provides its customers with a primary point of accountability and reduces the inefficiencies associated with coordinating multiple subcontractors to enable projects to be transitioned from discipline to discipline in an efficient manner.

•	Worldwide Depth of Resources. During the past 18 years, the Company has designed wireless networks in North America, Europe, Asia, Latin America, the Middle East and Africa employing all major wireless technologies. As of December 31, 2001, the Company had approximately 570 highly qualified and experienced engineers and system deployment professionals. The Company’s system deployment professionals collectively have experience deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2001, approximately 60% of the Company’s employees were on the ground overseas and represented approximately 50 different nationalities.

LCC Services

      The Company offers to its wireless customers a complete range of wireless network services, including: (1) high level technical consulting services (4.1% of 2001 revenues); (2) design and deployment services (94.3% of 2001 revenues); and (3) ongoing operations and maintenance services (1.6% of 2001 revenues).

  Consulting Services

      Applying its extensive technical and operational expertise and experience, the Company often is first engaged by a wireless customer to analyze the engineering and technology issues related to a proposed network deployment project. From assisting customers with evaluating their business plans, to licensing and application support, technology assessments and defining and refining implementation strategies, the Company’s team of advanced degreed senior wireless professionals focus on providing customers with key insights into all aspects of wireless communications and the impact that a new technology, device or application might have on the industry.

  Design and Deployment Services

      Program management. The Company provides project management services as part of an overall design and deployment project, to manage site acquisition, radio frequency engineering, fixed network engineering and construction management services. Project managers utilize the Company’s proprietary software system, Web Integrated Network Deployment System (WINDS), to manage all phases of an engagement. Utilizing WINDS, all information regarding a project is stored in one location, enabling project managers to track and retrieve information across all project phases, including site acquisition and leasing, zoning, construction, materials management, radio frequency engineering and installation and optimization. The WINDS system generates a visual presentation of the network in process, provides customers with “look-in” capabilities using remote connectivity and an Internet browser and forecasts timelines for each phase of the project. The Company maintains copyright and trade secret protection for its WINDS system.

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

  Operations and Maintenance Services

      The Company provides operations and maintenance services to wireless carriers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly — the Company may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks. The Company is currently engaged to provide operations and maintenance services to wireless service providers such as Click Vodafone, XM Satellite and Telesp Cellular.

Customers and Backlog

      The Company provides consulting, design and deployment, and operations and maintenance services to wireless carriers, telecommunication equipment vendors, satellite service providers, tower companies and Internet content providers. The Company’s top ten customers, listed below, accounted for approximately 82.9% of total revenues for the fiscal year ended December 31, 2001:

Ben Netherlands BT Cellnet Click Vodafone Hutchison Nextel NorthCoast Communications Sprint PCS Telfort Mobile Ubiquitel XM Satellite

      For the year ended December 31, 2001, sales to XM Satellite comprised 43.9% of the Company’s total revenues.

      The Company had a total backlog of $24.7 million as of December 31, 2001, including renewals and extensions from existing customers, compared with $134.3 million as of December 31, 2000. Since significant uncertainty exists regarding the timing of filling backlog orders, the Company cannot accurately predict the portion of the backlog that will be filled during 2002. The Company cannot provide assurances that the contracts included in the backlog as of December 31, 2001 will actually generate the revenues anticipated or that actual revenues will be achieved within any particular period. The Company’s contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience. Approximately, $48.4 million of the reduction in backlog between 2000 and 2001 can be attributed to a tower service contract that was not renewed. The balance of the reductions in contract backlog is substantially related to the successful completion of contracts related to the XM Satellite and Click Vodafone contracts.

      In addition to backlog, the Company derives significant revenue from master service agreements and similar arrangements. Such arrangements do not provide a long-term contractual commitment and therefore are excluded from the Company’s backlog calculations.

Sales, Alliances and Marketing

      The Company sells and markets its consulting, design and deployment, and operations and maintenance services through the collaborative efforts of its direct sales force, its senior management, its marketing group and its Wireless Institute.

  Direct Sales

      The Company has established direct sales forces in three regions of the world: the first region is North America and Latin America; the second region is Europe, the Middle East and Africa; and the third region is Asia-Pacific. The Company’s professional sales force works in conjunction with its senior executives to develop new client relationships. Sales personnel and the Company’s senior management proactively establish contact with targeted prospects to identify potential sales opportunities and work to establish awareness and preference for the Company’s services. Because customers’ purchase decisions often involve an extended decision making process requiring involvement of their technical personnel, the Company’s sales personnel work collaboratively with the Company’s technical consulting and deployment personnel to develop new sales leads and secure new contracts. Finally, the Company’s Wireless Institute, providing extensive training in the latest technologies, including emerging mobile data technologies such as 2.5G and 3G, also positions the Company well to generate additional sales opportunities.

  Marketing

      The Company’s marketing staff supports its business strategy through articles, publications, analyst meetings and conferences. The marketing group conducts market and competitive analysis, defines industry-specific business requirements and identifies potential sales opportunities. The Company’s marketing group helps position service offerings, creates awareness/brand recognition and manages joint marketing efforts with strategic alliance partners.

  Strategic Alliances

      An element of the Company’s sales and marketing strategy is to develop and expand the scope of its strategic alliances to further promote the Company’s services. In particular, the Company has entered into a strategic alliance with Mobilocity to jointly provide strategic consulting and deployment services for third generation wireless technology and mobile commerce. The Company has entered into strategic alliances with The Management Network Group, Inc. and The Dean Group, providers of management consulting services, to provide comprehensive wireless solutions. The Company also made a strategic investment in Plan+Design Netcare AG, a German-based wireless network deployment company, in support of a joint marketing agreement to pursue sales opportunities in Germany, Switzerland and Austria. The Company also maintains agreements with Transmast, Ltd., the former parent entity of Transmast Italia (which was acquired by the Company in 2001), to target additional sales opportunities in Europe and parts of Asia, and with Cisco, as a member of the Cisco System Preferred Services Partner Program in wireless specialization. These agreements generally provide for the collaborative development of potential business opportunities, with each party leading efforts in its respective core competency.

      As of December 31, 2001, the Company employed 25 full-time sales and marketing staff.

Competition

      The market for technical consulting, design and deployment and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, the Company believes that the competition in Europe is particularly fragmented with numerous small, regional independent service providers. The Company’s competitors fall into six broad categories:

•	internal staffs of wireless network operators;

•	telecommunication equipment vendors, which provide design and deployment services as part of an equipment sale;

•	independent service companies such as Wireless Facilities, Inc. and o2wireless Solutions, Inc., each providing a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	construction and project management companies, such as Bechtel Group Inc. and Fluor Daniel Inc. for the deployment of wireless networks;

•	tower ownership and management companies, such as Crown Castle International and American Tower Corporation, which provide tower deployment service capabilities; and

•	information technology and consulting companies such as KPMG Consulting, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.

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

      The Company believes that the principal competitive factors in its market include: expertise in new and evolving technologies, industry experience, ability to deliver end-to-end services, ability to deliver results within budget and on time, reputation and competitive pricing. In particular, the Company believes that the breadth of its service offerings, the efficiencies of its processes, its ability to integrate new technologies and equipment from multiple vendors, its ability to provide training for its customers through its Wireless Institute and the high quality of its professional staff provide it with a competitive advantage.

      The Company believes its ability to compete also depends on a number of additional factors, which are outside of its control, including:

•	the willingness of competitors to finance customers’ projects on favorable terms, particularly among competitors in Europe; and

•	the ability and willingness of customers to rely on their internal staffs to perform services themselves.

Employees and Culture

      Recognizing the critical importance of employee retention for its business, the Company works closely with its employees to develop and enhance the technical, professional and management skills required to be successful in the Company. Senior management of the Company believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. C. Thomas Faulders, III, the Company’s chief executive officer, hosts monthly teleconference meetings with all employees to foster an open working environment. The Company recognizes that preserving its culture requires its employees to have a stake in the success of its business. For that reason, the Company has granted stock options to a significant majority of its employees, including its clerical and administrative support staff.

      The Company invests in all of its professionals to expand their professional education. In particular, the Company allocates substantial resources to its Wireless Institute, which provides training for its engineers covering the latest technologies developed and employed throughout the world. For example, in 2001, the Company’s Wireless Institute conducted 3G training seminars throughout Europe. In addition, the Company’s engineers receive continuous on-the-job exposure to the latest wireless technologies.

      As of December 31, 2001, the Company had approximately 700 full-time employees worldwide. The Company believes that relations with its employees are good. None of the Company’s employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

Recent Developments

      In January 2002, the Company acquired 100% of the assets of Smith Woolley Telecom, a privately held company that provides deployment services to the wireless industry throughout the United Kingdom. The purchase price for the acquisition was £6,000,000 or approximately $8,464,006, including the issuance of 215,000 shares of LCC Class A Common Stock, par value $.01 per share. The value of the Company shares was £1,000,000 (approximately $1,410,000) and was based on a price of $6.556 per share, which represented the average closing price of the Class A Common Stock for the 10 days prior to closing the transaction. Based in Cambridge, England, the 74 Smith Woolley employees provide and support site acquisition, project management, site construction and construction management services to customers such as One2One, Vodafone, Orange and Hutchison. This acquisition, along with the Company’s acquisition of Transmast Italia in Italy in December 2001, strengthens the Company’s ability to provide end to end services to customers in Europe.

      In January 2002, the Company entered into a settlement agreement with Pinnacle. The Company had entered into a Tower Service Agreement with Pinnacle in February 2000, under which Pinnacle was obligated to provide a minimum amount of contract work to the Company for project management and audit services. Concurrent with its tower sale to Pinnacle, the Company entered into a Master Antenna Site Lease pursuant under which the Company agreed to lease certain unoccupied space on the telecommunications towers sold to Pinnacle. Pursuant to the settlement agreement, the Company received $2.0 million, to satisfy Pinnacle’s obligations under the Tower Service Agreement, and the Company paid $2.0 million, to satisfy all remaining obligations to Pinnacle under the Master Antenna Site Lease. The Company has not determined the timing of recognition of the gain related to payment under the Tower Services Agreement and will not do so until the ultimate resolution of uncertainties.

International Operations

      The further development of the Company’s international operations requires the Company to research and comply with local laws and regulations, including employment, corporate and tax laws. For example, if the Company enters into a longer term contract overseas, it is often required to establish a local presence in country, either as a branch or subsidiary and, if hiring locally, to comply with all local employment recruiting, hiring and benefit requirements. When not hiring locally the Company faces the task of obtaining visas and work permits for its assigned employees and must comply with local tax requirements.

Risk Factors

  The Company tends to derive a significant portion of revenue in any given year from a limited number of projects, and the Company’s inability to replace projects that are nearing or at completion with new contract awards would cause a significant decrease in revenues and negatively impact the Company’s results.

      The Company has derived, and believes that it will continue to derive, a significant portion of its revenues in any given year from a limited number of large projects. As these projects wind down to completion, the Company faces the task of replacing such revenue with a new project for the customer or with projects from new customers. The Company’s inability to replace such revenues would cause a significant decrease in the Company’s revenue and negatively affect its operating results. For the year ended December 31, 2001, the Company derived approximately 82.9% of its total revenues from its ten largest customers, including approximately 43.9% of its total revenues from XM Satellite. The Company’s initial deployment of a terrestrial network of repeater sites for XM Satellite was substantially completed during the fourth quarter of 2001. Completion of this phase of the project requires the Company to generate significant additional revenues from other existing and new customers in order to avoid a significant decline in revenues and operating results in fiscal year 2002, as compared with fiscal year 2001. The Company’s inability to generate significant revenues from other projects will also have a negative impact on the Company’s backlog. For example, the Company’s backlog, including renewals and extensions from existing customers, was $24.7 million at December 31, 2001, compared with $134.3 million at December 31, 2000.

  Many of the Company’s customers face difficulties in obtaining financing to fund the expansion of their businesses, including deployments and upgrades, which results in reduced demand for the Company’s services.

      Due to recent downturns in the financial markets in general, and specifically within the telecommunications industry, many of the Company’s customers or potential customers are having trouble obtaining financing. The current volatility of the financial markets and slow down in the U.S. economy has also intensified the uncertainty experienced the Company’s customers, who are increasingly finding it difficult to predict demand for their products and services. As a result, many of the Company’s customers have and continue to slow and postpone deployment of new networks and development of new products, which reduces the demand for the Company’s services.

  The Company may experience significant fluctuations in its quarterly results in 2002 as a result of uncertainties relating to its ability to generate additional revenues, manage its expenditures and other factors, certain of which are outside of the Company’s control.

      The Company’s quarterly and annual operating results have varied considerably in the past and are likely to vary considerably in 2002 and the future due to a number of additional factors, many of which are outside of the Company’s control. The factors outside the Company’s control include, among others:

•	the timing of receipt of new licenses or financing by potential customers;

•	the length of the Company’s sales cycles;

•	changes in pricing policy by the Company’s competitors;

•	the timing and size of contracts;

•	customer budget changes;

•	customer readiness to receive services and desired pace to build their network;

•	services and equipment furnished by other providers;

•	the availability of capital for wireless carriers to fund build-outs;

•	the timing of the adoption and deployment of new technologies such as 3G and broadband; and

•	telecommunications market conditions and economic conditions generally.

      The factors within the Company’s control include, among others:

•	the Company’s ability to generate significant additional revenues to replace revenues associated with projects that are nearing, or at project completion;

•	the timing and expansion into new international markets, through acquisitions or otherwise; and

•	changes in the prices of services offered by the Company.

      Due to the factors above, quarterly revenues, expenses and results of operations could vary significantly in 2002 and beyond. As a result, the Company’s results may not meet the expectations of securities analysts and investors, which could cause the price of the Company’s common stock to decline significantly.

  Because an increasing percentage of the Company’s revenue is contracted on a fixed price basis, changes in estimated project costs could cause fluctuations in the Company’s quarterly results and adversely affect its operating results.

      An increasing percentage of the Company’s revenue is derived from fixed price contracts. The portion of the Company’s revenue from fixed price contracts was 44.5% in 2001. Fixed price contracts are typically paid on a milestone basis. Current trends, particularly in Europe, could reduce the number of milestone payments under a contract that in turn requires the Company to finance an increased amount of unbilled receivables.

      In addition, the Company recognizes revenue on fixed price contracts using the percentage-of-completion method of accounting, which requires considerable judgment since this technique relies upon estimates or budgets. With the percentage-of-completion method, in each period the Company recognizes expenses as they are incurred and recognizes revenue based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue that the Company recognizes in a given quarter depends on, among other things, costs it has incurred for individual projects and its then current estimate of the total remaining costs to complete individual projects. If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. For example, in 2001, the Company’s gross profits were decreased $3.3 million because of increased costs to complete a contract performed in the Middle East. As a result of these challenges associated with fixed price contracts, the Company’s gross profit in future periods may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that the Company’s cost estimates fluctuate over time or differ from actual requirements, the Company’s operating results may be materially affected.

      The Company anticipates that its reliance upon fixed price contracts will continue to grow in connection with its Smith Woolley Telecom and Transmast Italia acquisitions and expansion of its European and international operations. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical. The Company’s inability to obtain favorable payment terms or accurately predict its costs and related estimates in this fixed price environment could cause fluctuations in quarterly results and adversely affect the Company’s operating results.

  If the Company is unable to collect receivables from development stage customers and other telecommunication companies, its operating results may be materially harmed.

      The Company frequently performs services for development stage customers that carry a higher degree of financial risk for the Company. The Company’s customers, established and development stage, are also vulnerable to, and have been, and may continue to be, impacted by the current tightening of available credit and general economic slowdown. As a result of these conditions, the Company’s customers may be unable to pay, or may delay payment, for services performed by the Company. If the Company is not able to collect such amounts, it may be required to write-off significant accounts receivable and recognize bad debt expense. The Company recorded a provision for doubtful accounts of $2.1 million in fiscal 2001 compared to its recording of a recovery of $0.3 million in fiscal 2000. This increase in doubtful accounts reflects increased losses from customers declaring bankruptcy or having other financial difficulties during 2001.

  If the Company is not able to reduce expenses timely to correspond with any decrease in revenues, its costs as a percentage of revenue may increase and its net earnings could decline disproportionately to any decrease in revenues.

      The Company may not be able to reduce its expenses in order to timely correspond with any decrease in its revenues, including decreases resulting from delays, cancellation or completion of existing projects. The Company’s failure to timely effect a redeployment of personnel associated with such projects and reduce its costs, would decrease gross profits and increase the Company’s operating expenses. Efforts to reduce costs may include a restructuring of the Company’s business, reduction in headcount, office closings and the reduction or elimination of other administrative functions. Costs of compliance with domestic and international regulations associated with such headcount reductions, particularly in Europe, the Middle East and Africa, where the Company anticipates considerable growth, could be significant. The Company’s efforts to reduce expenses could give rise to significant accounting charges and the payment of certain separation or severance benefits. Efforts to reduce expenses and the corresponding compliance burdens would place considerable strain on the Company’s management, legal and administrative functions. The Company’s inability to reduce costs as fast as a decrease in revenues would cause its costs as a percentage of revenue to increase and its net earnings to decline disproportionately to any decrease in revenues.

  Further delays in the adoption and deployment of new technologies such as 3G would negatively affect the Company’s opportunity to generate revenues in 2002 and beyond.

      Wireless carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth and the level of customer acceptance of new technologies. Wireless carriers have delayed or failed to make the significant capital commitments necessary to begin deployment of their wireless networks. The costs to acquire 3G licenses that have been issued in Europe to date have been substantial and coupled with the continued delay in issuing additional spectrum in the US, wireless carriers currently may not have the capital or spectrum required to begin deployment of their networks based on 3G technology. Since the Company expects that a substantial portion of its growth is dependant upon services related to new technologies, further delays in the adoption and deployment of new technologies such as 3G would negatively affect the Company’s opportunity to generate revenues in 2002 and in the future.

  The Company’s increasing dependence on international operations may give rise to increased management challenges and could harm results of operations.

      Approximately 23.3% (41.5% excluding revenue from XM Satellite) of the Company’s revenues for the year ended December 31, 2001 were generated outside of the United States, primarily in Europe, the Middle East and Africa. The Company currently expects international revenues to increase as a percentage of total revenues in 2002 and the future, driven by international acquisitions and anticipated growth in 3G work in Europe. In 2001, the Company completed its acquisition of Transmast Italia, a Milan based deployment firm. In January 2002, the Company also completed the acquisition of Smith Woolley Telecom, a U.K. based deployment firm. As a result, the Company’s exposure to the risks and costs associated with international business transactions is likely to increase. Such risks include:

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

      The level and timing of the demand for the Company’s services and products could also be affected by changes in the applicable industry regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators.

      Expansion of the Company’s international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could harm its results of operations.

      Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of the Company’s non-U.S. customers will not agree to payment in U.S. dollars. The Company does not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of the Company’s operations. See Item 7, “Management’s Discussion of Analysis of Financial Condition and Results of Operation — Foreign Currency.”

  The Company’s operating results may suffer because of intense competition in the wireless services industry in the United States and internationally.

      The Company faces intense competition in the United States and internationally in the market for wireless network design and system deployment services. Many other companies offer these services and the number of other independent firms providing these services to wireless network operators throughout the world is increasing. Wireless operators themselves and system equipment vendors have and continue to develop capabilities competitive with those provided by the Company.

      Many competitors, including equipment vendors, system integrators and tower companies, have substantially greater financial and other resources than the Company. The ability of such competitors to leverage their greater resources to more effectively deliver a full turnkey solution, i.e. by providing equipment as part of their solution or quickly deploying a large number of personnel for a project, poses a competitive threat to the Company’s business. Although the equipment vendors or system integrators may subcontract a portion of the services to the Company in some cases, the Company often experiences lower margins for such services as a subcontractor. In addition, as a result of intense competition, the Company has increasingly encountered and may be required to agree to less favorable contract terms, including provisions such as liquidated damages, performance guarantees and deferred payment terms.

  Managing the size of the Company’s workforce to anticipate increases or decreases in market demand for the Company’s services is challenging. Difficulties associated with such management could result in increased costs to the Company and may harm its competitive position and financial results.

      If the Company maintains or increases staffing levels in anticipation of one or more projects and those projects are delayed, reduced, terminated or otherwise do not materialize, the Company may underutilize these personnel, which would increase its cost of revenues, harming results of operations. Due to current economic conditions and the corresponding effect on the Company’s customers or potential customers, managing the appropriate size of the Company’s workforce and projected demand for its services is extremely difficult. If the Company maintains a workforce sufficient to support a resurgence in demand, then its expenses will be high relative to revenues. If the Company reduces the size of its workforce in response to any industry slowdown or decrease in the demand for services, then the Company may not maintain a sufficient number of skilled personnel to be able to effectively respond to any resurgence. As a result of these insufficient staffing levels, the Company’s competitive position in the industry could be negatively impacted and the Company could incur increased recruiting costs to replace its workforce. To the extent that the Company is unable to successfully anticipate increases or decreases in market demand for its services and manage the size of its workforce accordingly, the Company’s financial results will be harmed.

  Competitors that offer wireless customers financing pose a threat to the Company’s ability to compete for business, particularly in international markets.

      Wireless network operators, particularly new operators and new licensees, depend increasingly on wireless telecommunication equipment vendors to supply and to finance the deployment of entire wireless networks. Frequently, those vendors only make financing available for services or products if they are contracted to provide the services themselves. For services the vendors do not provide directly, financing is provided only if they have the right to select the providers of those services and products, including radio frequency engineering and network deployment services. The Company faces similar competition in the United States and internationally from tower ownership and management companies that provide tower deployment service capabilities as part of their overall leasing package or as part of a build-to-suit financing package. The Company does not typically provide financing to its wireless customers. In certain recent instances in Europe and Africa, the Company has chosen not to pursue customer contracts that required vendor financing. To the extent that future wireless companies continue to seek such financing, it would harm the Company’s ability to compete for such business.

  The Company’s inability to anticipate or adapt to changes in technology may harm its competitive position, reputation and opportunities for revenue growth.

      The Company operates in a highly competitive environment that is subject to rapid technological changes and the emergence of new technologies. Future revenues for the Company depend significantly upon the adoption and deployment by wireless customers of new technologies. The Company’s success will depend on its ability to timely enhance its current service offerings to keep pace with new technologies and the changing needs of its customers. If the Company is not successful in responding to technological changes, industry or marketplace developments, its competitive position, reputation and opportunities for revenue growth may be harmed.

  The Company’s sales force is new and their inability to effectively sell the Company’s services would seriously harm its revenues and business.

      In fiscal year 2001 the Company modified the structure of its sales organization in favor of regional sales forces and implemented new sales initiatives, including the addition of several new sales executives. In addition, through the acquisitions of Smith Woolley Telecom and Transmast Italia, the Company has expanded the size and geographic reach of its sales force. As a result of these changes, the Company sales force is, in large part, new and unproven. If the Company’s new sales personnel are unable to become effective in a timely manner, the Company’s revenue and business would be harmed.

  The Company may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet its contract commitments or maintain the quality of its services.

      As a service business the Company’s success depends significantly on its ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical skills as well as the interpersonal skills crucial to fostering client satisfaction. Competition within the wireless industry for employees with the required range of skills has been and continues to be intense, particularly for radio frequency engineers. At times the Company has had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, the Company must fully and properly train its employees according to the customer’s technology requirements and deploy and fully integrate each employee into the customer’s project. Increased competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly and resource constraints may impede the Company’s ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

  The Company’s contracts typically have provisions that permit customers to terminate their contracts under various circumstances. If a large project is terminated, the Company may not be able to replace the revenues from such project and its revenues and operating results may decline.

      The Company’s contracts typically have provisions that permit customers to terminate their contracts under various circumstances, including termination for convenience. Certain contracts, particularly with international customers, a sector that the Company expects to grow, provide for the deferral of payment for services until the completion of a project, rather than periodic milestone payments. Termination of such contracts may result in further loss of revenues and cause the Company to incur legal and other expenses associated with its efforts to collect some or all of the amounts it may be entitled to under such contracts. The Company also believes that intense competition and the current trend in industry contracting toward shorter term contracts that provide increased grounds for customer termination may result in increased frequency of customer termination or renegotiation. If large projects, or a number of projects that in the aggregate account for a material amount of revenues, are delayed or cancelled, the Company may encounter difficulty replacing such revenues and its revenues and operating results would decline.

  Because the Company has experienced, and expects to continue to experience, long sales cycles, the Company expects to incur significant costs to generate new business and its customer base may not experience growth commensurate with such costs.

      Purchases of the Company’s services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. The Company may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand its customer base. In addition, the Company has increasingly required changes to both its personnel and the techniques it employs to respond to customer organizational changes and expanded geographic reach. Customer buying habits currently seem to favor a regionalized sales force, which can increase cost, and may prove to be ineffective. As a result of its lengthy sales cycles and these potential increased costs, the Company expects to continue to incur relatively high costs to generate new business.

  The Company may not be able to successfully integrate the business of its recent acquisitions and it may not achieve the expected benefits of such acquisitions.

      The Company’s acquisitions of Smith Woolley Telecom in January 2002 and Transmast Italia in December 2001 will require integrating their businesses and operations into the Company. To integrate its acquired businesses, the Company must implement its management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of these integrations may be further complicated by geographic distances. Integration of these acquired businesses may result in increased costs and the Company may ultimately be unable to achieve the anticipated synergies and benefits of such acquisitions. Difficulties associated with these integrations could result in disruption to other parts of the Company’s business and the diversion of management and financial resources from its business operations.

  Future acquisitions of new companies or technologies may result in disruption to the Company’s business and expose the Company to risks associated with acquisitions.

      The Company may make future acquisitions or investments in other companies or technologies. Any future acquisitions may require additional debt or equity financing, or the issuance of shares, which could be dilutive to the Company’s existing shareholders. In addition, the Company’s operating results may suffer as a result of any acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. In addition, acquisitions could expose the Company to a number of other risks and challenges, including:

•	diversion of management’s attention and resources;

•	potential loss of key employees and customers of the acquired companies;

•	difficult and costly integration of operations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	an increase in the Company’s expenses and working capital requirements; and

•	exposure to unanticipated contingent liabilities of acquired companies.

      Any of these and other factors could disrupt the Company’s business and harm its ability to achieve the anticipated benefits of an acquisition.

  RF Investors’ voting control may result in the taking of certain unilateral actions.

      RF Investors owns all of the outstanding shares of the Company’s Class B Common Stock, which represents 81.1% of the combined voting power of both classes of common stock. These shares may be sold without your participation in the sale. Accordingly, RF Investors, its parent company Telcom Ventures and its equity holders are able, without your approval, to control the Company’s management and operations and the outcome of virtually all matters submitted for a stockholder vote.

      RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock (40.2% of the total outstanding shares of Class A Common Stock on March 1, 2002) to influence the outcome of any vote on which the holders of Class A Common Stock are entitled to vote together as a class.

      Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly own 75% of Telcom Ventures, are directors or executive officers. Dr. Singh is also a director of XM Satellite, the Company’s largest customer in 2001, which accounted for approximately 43.9% of total revenues. Telcom Ventures is principally engaged in making investments in wireless system operators and emerging wireless and Internet technologies. If the Company desires to pursue a transaction requiring stockholder approval that may conflict with the interests of Telecom Ventures, RF Investors may elect to vote its shares to block such transaction.

  Significant sales of common stock in the future may depress the trading price of the Company’s common stock.

      If the Company’s stockholders sell significant amounts of their common stock, including shares issuable upon conversion of Class B common stock, or upon exercise of outstanding options, or if the market perceives that such sales may occur, the market price of the Company’s common stock may decline. Ownership of a significant portion of the Company’s common stock is concentrated in the hands of a few shareholders, RF Investors (owning approximately 30.2% of outstanding common shares), Worldcom, Inc. (owning approximately 13.6% of outstanding common shares), and the Carlyle Investors (owning approximately 10.1% of outstanding common shares). In March 2002, the “Carlyle Investors” (which consist of five separate legal entities, four of which have the same general partner) exercised a contractual right to receive a distribution from RF Investors of approximately 2.1 million shares of Class B common stock, which were automatically converted into an equal number of shares of Class A common stock, comprising all the Carlyle Investors’ interest in the Company’s common stock held by RF Investors. The shares held by these shareholders are deemed to be “restricted securities” under applicable securities laws but may be eligible for sale in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities that have been outstanding for a period of one year after the later of the issuance by the Company or sale by an affiliate of the Company, may sell in brokerage transactions an amount equal to the greater of 1% of the Company’s outstanding common stock and the Company’s average weekly trading volume for the prior four weeks, every three months. A person who is a “non-affiliate,” and who has not been an affiliate within 90 days, who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the rule are met. Sales of a significant number of shares (whether by these shareholders or by shareholders that also accumulate a significant number of shares), in a single public transaction or over a period of time, could have a depressive effect on the trading price of the Company’s common stock and may make it more difficult for the Company to sell its equity securities in the future at a time and price deemed to be appropriate.

  The Company’s relationship with Telcom Ventures may result in potential conflicts of interest.

      Telcom Ventures, RF Investors’ parent company, is principally engaged in making investments in wireless system operators and emerging wireless and Internet technologies. Directors of Telcom Ventures and its subsidiaries who are also the Company’s directors or officers have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also the Company’s directors and officers may be subject to conflicts of interest in transactions concerning the Company. For example, the Company may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in the Company’s judgment, could be beneficial to the Company, even though such transactions might conflict with the interests of Telcom Ventures. If such conflicts do occur, directors of Telcom Ventures and its subsidiaries who are also the Company’s directors and officers may exercise their influence in the best interests of Telcom Ventures instead of the best interests of the Company. In addition, Dr. Singh is also a director of XM Satellite, the Company’s largest customer in 2001, which accounted for approximately 43.9% of total revenues.

      The Company has entered, and will enter, into arrangements with Telcom Ventures and certain of Telcom Ventures’ subsidiaries which provide for transactions and relationships between the parties or which otherwise affect the Company. The Company, RF Investors, Telcom Ventures and the Telcom Ventures owners (the Singh family, including companies they own, and the Carlyle Investors) have entered into an intercompany agreement, by which, among other things, (i) the Singh Family group is limited in its ability to compete with the Company in its traditional lines of business and (ii) Telcom Ventures is limited in its ability to invest in entities whose primary business is to compete with the Company in its traditional lines of business, in each case until the earlier of (i) the date on which those owners no longer possess 51% or more of the outstanding voting power of the Company or (ii) the occurrence of certain termination events specified in the intercompany agreement.

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

Item 2.  Properties

      The Company leases approximately 155,000 square feet of office space in McLean, Virginia, under a ten-year lease expiring in 2007. The Company occupies approximately 93,000 square feet of the leased space and subleases the remaining 62,000 square feet to other tenants. The Company also leases an additional 29,500 square feet of office space in McLean, Virginia, under a lease expiring in May 2002. This lease is renewable for additional five-year terms, and the Company subleases portions of this space to other tenants. In addition, the Company leases a total of ten local and regional offices in North and South America, including New York, New York and leases five local and regional offices in Europe, including London, England.

Item 3.  Legal Proceedings

      The Company is party to various non-material legal proceeding and claims incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      Since completion of the Company’s initial public offering in September 1996, its Class A Common Stock has been quoted on the Nasdaq National Market under the trading symbol “LCCI.” As of March 1, 2002, there were 101 stockholders of record of the Class A Common Stock and, in excess of 5,220 beneficial holders thereof, and two stockholders of record of the Class B Common Stock. The following table summarizes the high and low sales prices of the Class A Common Stock by fiscal quarter for 2000 and 2001 as reported on the Nasdaq National Market:

Quarter Ended:	2000

March 31	$14.13 to	$45.44

June 30	$12.00 to	$38.50

September 30	$13.13 to	$29.50

December 31	$6.50 to	$16.88

Quarter Ended:	2001

March 31	$4.94 to	$14.00

June 30	$2.69 to	$7.55

September 30	$4.00 to	$6.90

December 31	$4.80 to	$8.40

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

Item 6.  Selected Financial Data

      Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2001, which have been derived from the Company’s audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the

consolidated financial statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.

	Years Ended December 31,

	1997(1)	1998(1)	1999(1)	2000	2001

	(in thousands, except per share data)

Revenues:

Service	$91,289	$86,328	$73,289	$149,385	$130,609

Tower ownership and management	—	860	2,504	1,008	—

Total revenues	91,289	87,188	75,793	150,393	130,609

Cost of revenues:

Service	62,263	66,238	53,080	109,952	103,535

Tower ownership and management	—	521	1,176	333	—

Total cost of revenues	62,263	66,759	54,256	110,285	103,535

Gross profit	29,026	20,429	21,537	40,108	27,074

Operating expenses:

Sales and marketing	2,466	3,843	5,464	7,833	7,068

General and administrative	18,314	22,063	18,128	19,673	15,978

Special charge (credit)	(3,894)	—	—	—	—

Restructuring charge	—	1,256	—	(108)	—

Non-cash compensation	514	362	(12)	—	—

Gain on sale of tower portfolio and administration, Net	—	—	—	(26,437)	(2,998)

Depreciation and amortization	3,410	2,409	3,628	2,899	3,012

Total operating expenses	20,810	29,933	27,208	3,860	23,060

Operating income (loss)	8,216	(9,504)	(5,671)	36,248	4,014

Other income (expense)

Interest, net	(2,553)	(1,397)	(1,827)	1,688	1,886

Other	1,275	(618)	(1,391)	(787)	22,113

Total other income (expense)	(1,278)	(2,015)	(3,218)	901	23,999

Income (loss)from continuing operations before income Taxes	6,938	(11,519)	(8,889)	37,149	28,013

Provision (benefit) for income taxes	1,548	(4,561)	(2,677)	16,531	11,041

Income (loss) from continuing operations	5,390	(6,958)	(6,212)	20,618	16,972

Income (loss) from discontinued operations net of tax provision (benefit)	2,185	(17,785)	—	—	—

Gain on disposal of discontinued operations net of tax provision	—	—	803	—	—

Net income (loss)	$7,575	$(24,743)	$(5,409)	$20,618	$16,972

Income (loss) per share:

Continuing operations:

Basic	$0.37	$(0.45)	$(0.36)	$1.01	$0.83

Diluted	$0.34	$(0.45)	$(0.36)	$0.93	$0.81

Discontinued operations:

Basic	$0.15	$(1.15)	$0.05	—	—

Diluted	$0.14	$(1.15)	$0.05	—	—

Net income (loss) per share:

Basic	$0.51	$(1.60)	$(0.31)	$1.01	$0.83

Diluted	$0.47	$(1.60)	$(0.31)	$0.93	$0.81

Consolidated Balance Sheet Data (at year-end):

Working capital	$59,155	$14,471	$(8,039)	$59,460	$72,134

Intangibles, net	368	572	430	57	637

Total assets	95,420	84,204	82,868	110,045	109,599

Long term liabilities	50,210	50,115	1,006	5,944	849

Shareholders’ equity	20,202	229	42,426	68,416	85,804

(1)	In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its hardware and software products segments (see note 3 to the Consolidated Financial Statements) which were sold to Ericsson Radio Systems AB in October 1999. Prior year balances have been restated to reflect these segments as discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings that include high level technical consulting, system design and deployment and ongoing operations and maintenance services. Since its inception in 1983, the Company has delivered wireless network solutions to more than 300 customers in over 50 countries. Internationally based customers accounted for approximately 23.3% (41.5% excluding revenue from XM Satellite) of the Company’s revenues for the year ended December 31, 2001.

      In the last several years, the Company has made several strategic decisions that have enabled it to focus on its core competency in providing end-to-end wireless services. In October 1999, the Company disposed of its hardware and software products businesses and, in March 2000, the Company sold its telecommunication tower business. In addition, during the last two years, the Company has entered into a number of strategic acquisitions and investments to enhance its wireless capabilities with a particular focus on certain international markets.

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

      The Company’s primary sources of revenues are from engineering design and system deployment services. Prior to the sale of its tower business in March 2000, tower lease revenues provided an additional source of revenues (see note 4 to the Consolidated Financial Statements). Revenues from services are derived from fixed price and time and materials contracts. The Company recognizes revenues from fixed price service contracts using the percentage-of-completion method. Fixed price revenues as a percentage of total revenues were 34.9%, 63.4%, and 44.5% in 1999, 2000, and 2001, respectively. With fixed price contracts the Company recognizes revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized as they become known and estimable. The Company recognizes revenues on time and materials contracts as the services are performed. Lease revenues from the tower business in 2000 and preceding periods are recognized over the term of the related lease.

      Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party subcontractors and consultants, equipment rentals, expendable computer software and equipment, and allocated, or directly attributed, facility and overhead costs identifiable to projects.

      General and administrative expenses consist of compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems, and executive office functions. Sales and marketing expenses consist of salaries, benefits, sales commissions, travel and other related expenses required to implement the Company’s marketing, sales and customer support plans.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The Company has continued to see tightened capital markets, which, among other things have contributed to a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the design and deployment and optimization of wireless networks. Many wireless carriers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are the customers that are new licensees and operator/carriers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. The slowdown in wireless telecommunications infrastructure spending during 2001 caused some of the Company’s customers or potential customers to slow, postpone or reduce the scope of the deployment of new wireless networks or expansion of existing networks, which has reduced the demand for the Company’s services. This slowdown is reflected in the Company’s year-end backlog, which is at a historically low level. This industry slowdown is occurring as the Company needs to replace the revenue provided by the Company’s largest client in 2001, XM Satellite. The XM Satellite contract generated approximately 43.9% and 30.3% of the Company’s revenues for the twelve and three months ended December 31, 2001, respectively. This contract was substantially completed in the fourth quarter of 2001 and the Company cannot reasonably predict revenue that can be derived in the future from this customer. The Company’s need to replace significant revenues as a result of the substantial completion of the XM Satellite contract coupled with the slowdown in wireless telecommunication customer spending causes the Company to expect revenues to decline in the first half of 2002. In addition, because the Company may not be able to reduce its costs as fast as its revenues may decline, the Company’s costs as a percentage of revenues may increase. These factors cause the Company to believe that the first half of the year is not expected to be profitable. See “Risk Factors — The Company tends to derive a significant portion of revenue in any given year from a limited number of projects, and the Company’s inability to replace projects that are nearing or at completion with new contract awards would cause a significant decrease in revenues and negatively impact the Company’s results.”

      The Company has seen renewed activity lately to upgrade or enhance existing systems. Despite this renewed activity, it remains uncertain the impact, if any, and the related timing of any such impact, upon the Company’s future revenue growth opportunities.

      In Europe, the increased availability of 3G equipment and the need for European carriers to meet building obligations associated with their 3G licenses, which represent a significant investment for the carriers, cause the Company to be optimistic about European growth opportunities, which the Company anticipates may contribute to revenue growth in the later half of 2002. While revenue from 3G networks only constituted 4.7% of the Company’s revenues for the twelve months ended December 31, 2001, it is expected to be an area of business growth in 2002 and in the future. In anticipation of this growth, the Company has recently acquired additional deployment capability in Europe. In December 2001, the Company acquired Transmast Italia, a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy (see note 11 to the Consolidated Financial Statements). In addition, in January 2002, the Company acquired the assets of Smith Woolley Telecom, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom (see discussion in “Recent Developments” of Item 1 of this Form 10-K). The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these recent acquisitions. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical.

Results of Operations

     Continuing Operations

      The following table sets forth certain items as a percentage of revenues from the Company’s audited consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001. The table and discussion which follow provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Years Ended December 31,

	1999	2000	2001

Revenues:

Service	96.7%	99.3%	100.0%

Tower ownership and management	3.3	0.7	0.0

Total revenues	100.0	100.0	100.0

Cost of revenues:

Service	70.0	73.1	79.3

Tower ownership and management	1.6	0.2	0.0

Total cost of revenues	71.6	73.3	79.3

Gross profit:

Service	26.7	26.2	20.7

Tower ownership and management	1.7	0.5	0.0

Gross profit	28.4	26.7	20.7

Operating expenses:

Sales and marketing	7.2	5.2	5.4

General and administrative	23.9	13.1	12.2

Restructuring charge	—	(0.1)	—

Tower portfolio sale and administration, net	—	(17.5)	(2.3)

Depreciation and amortization	4.8	1.9	2.3

Total operating expenses	35.9	2.6	17.6

Operating income (loss)	(7.5)	24.1	3.1

Other income (expense):

Interest income	0.4	1.3	1.5

Interest expense	(2.8)	(0.2)	0.0

Other	(1.8)	(0.5)	16.9

Total other income (expense)	(4.2)	0.6	18.4

Income (loss) from continuing operations before income taxes	(11.7)	24.7	21.5

Provision (benefit) for income taxes	(3.5)	11.0	8.5

Income (loss) from continuing operations	(8.2)%	13.7%	13.0%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

      Revenues for the twelve months ended December 31, 2001 were $130.6 million compared to $150.4 million for the prior year, a decrease of $19.8 million or 13.2%. A slowdown in a large fixed price contract performed in the Middle East contributed to $11.1 million of the decreased revenues. Revenue declines in the United States of $6.5 million also contributed to the decline, largely related to decreased customer spending on broadband and other wireless infrastructure spending. A major driver for the decline in revenues was the slowdown in wireless telecommunications infrastructure spending due to the tightening of the capital markets during the year.

     Cost of Revenues

      Cost of revenues for the twelve months ended December 31, 2001 was $103.5 million compared to $110.3 million for the prior year, a decrease of $6.8 million. As a percentage of total revenues, cost of revenues was 79.3% and 73.3% for 2001 and 2000, respectively. Cost of revenues in 2001 was a higher percentage of revenue than in the previous year due to an increase in costs to complete a large fixed price contract in the

Middle East of $3.3 million, an additional provision for expatriate employees reimbursed taxes of $1.3 million, costs associated with lower utilization of professional staff of $1.0 million, and a $1.5 million benefit recorded in 2000 relative to certain employment related taxes recorded in prior years.

     Gross Profit

      Gross profit for the twelve months ended December 31, 2001 was $27.1 million compared to $40.1 million for the prior year, a decrease of $13.0 million or 32.4%. As a percentage of total revenues, gross profit was 20.7% and 26.7% for 2001 and 2000, respectively. The decline in gross profit margin in 2001 is primarily attributable to additional items of cost, discussed in Cost of Revenues, and contract margin declines caused by increased competition driven by a slowdown in customer wireless telecommunications infrastructure spending.

     Sales and Marketing

      Sales and marketing expenses were $7.1 million for the twelve months ended December 31, 2001 compared to $7.8 million for the prior year, a decrease of $0.7 million. As a percentage of total revenues, sales and marketing was 5.4% and 5.2% for 2001 and 2000, respectively. The decrease is primarily attributed both to reductions in agent commissions relative to the revenue decline of a large fixed price contract performed in the Middle East as well as reductions from cost saving measures.

     General and Administrative

      General and administrative expenses were $16.0 million for the twelve months ended December 31, 2001 compared to $19.7 million for the prior year. General and administrative expenditures in 2001 include a net benefit of $7.4 million due to the recovery of receivable balances written-off in prior years from two bankrupt customers, offset by bad debt provisions for 2001 of $2.1 million. The provision for bad debt expense in 2001 is caused by a general tightening of the capital markets to customers in the wireless telecommunications market and increased incidence of bankruptcy filings among the Company’s customers and potential customers. Other increases in the general and administrative expenses in 2001 were related to employee severance and related costs of $0.7 million, insurance costs of $0.3 million, and other administrative costs associated with infrastructure to support anticipated international growth and expansion.

     Gain on Sale of Tower Portfolio and Administration, Net

      During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant. In 2001, the Company recognized $3.2 million of this previously deferred revenue, which was offset by a $0.2 million in related operating expenses.

     Depreciation and Amortization

      Depreciation and amortization expense was $3.0 million for the twelve months ended December 31, 2001 compared to $2.9 million for the prior year.

     Interest Income

      Interest income was $1.9 million for the twelve months ended December 31, 2001 compared to $2.0 million for the prior year. Interest income in 2001 declined slightly over 2000 reflecting a decline in yields available for short-term investments.

     Other Income (Expense)

      Other income was $22.1 million for the twelve months ended December 31, 2001 compared to an expense of $0.8 million for the prior year. Other income in 2001 is largely attributable to the sale of all of the Company’s NextWave Class B common stock and substantially all of its current debt claims against NextWave resulting in a gain of $21.4 million. The Company also sold its investment in Tecnosistemi, an

Italian telecommunications services company in which the Company invested in September 1999, resulting in a gain of $1.0 million in 2001. Other expense in the prior year was primarily due to losses from using the equity method of accounting for one of the Company’s investments.

     Provision for Income Taxes

      The provision for income taxes was recorded for the twelve months ended December 31, 2001 using an effective income tax rate of 39.4% compared to 44.5% for the comparable period in 2000. The higher tax rate in 2000 reflects permanent differences relative to the tower portfolio sale.

     Net Income

      Net income was $17.0 million for the twelve months ended December 31, 2001 compared to $20.6 million in the prior year. Net income in both 2001 and 2000 were bolstered by gains related to gains from the sale of the Company’s telecommunication towers of $26.4 million and $3.0 million in 2000 and 2001, respectively. Net income for 2001 also contained an unusual gain related to the sale of Company assets included in other income of $22.4 million. Excluding these unusual gains from the sale of the Company’s assets, the Company earned net income of $1.6 million and $5.9 million in 2001 and 2000, respectively. The decreased earnings in 2001 are largely related to decreased gross profit, as discussed above.

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

     Cost of Revenues

      Cost of revenues for the twelve months ended December 31, 2000 was $110.3 million compared to $54.3 million for the prior year, an increase of $56.0 million or 103%. During 2000, the Company evaluated certain employment related tax accruals recorded in prior years. This evaluation included the effect of systems and procedures implemented by the Company, as well as, assumed reductions in exposure due to changed circumstances and the passage of time. As a result, the Company reduced contract costs by $2.4 million during 2000. As a percentage of total revenues, cost of revenues was 73.3% and 71.6% for December 31, 2000 and 1999, respectively.

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

     Sales and Marketing

      Sales and marketing expenses were $7.8 million for the twelve months ended December 31, 2000 compared to $5.5 million for the prior year, an increase of $2.3 million. As a percentage of total revenues, sales and marketing was 5.2% and 7.2% for 2000 and 1999, respectively. Increased revenue from large, end-to-end service contracts in 2000 enabled sales and marketing costs to increase at a lower rate than revenue growth.

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

     Gain on Sale of Tower Portfolio and Administration, Net

      During February 2000, the Company entered into an agreement for the sale of telecommunication towers that it owned. Through the end of December 2000, 177 tower sites were successfully conveyed resulting in a net gain of $26.4 million. As part of the sale agreement the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant.

     Depreciation and Amortization

      Depreciation and amortization expense was $2.9 million for the twelve months ended December 31, 2000 compared to $3.6 million for the prior year. The decrease in 2000 is a result of a reduction in assets due to the Company’s tower portfolio sale.

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

     Other Expense

      Other expense was $0.8 million for the twelve months ended December 31, 2000 compared to an expense of $1.4 million for the prior year. The other expense in 2000 is attributable to losses using the equity method of accounting for the Company’s investment in Tecnosistemi of $0.8 million and to foreign currency losses of $0.3 million, offset by a one-time gain of $0.3 million. The loss in 1999 was largely driven by foreign currency transaction losses of approximately $1.4 million relative to the Company’s Latin America operations.

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

Discontinued Operations

      In March 1999, the Company’s Board of Directors adopted a plan to discontinue the operations comprising its hardware and software products businesses. Included in the assets of discontinued operations was a loss of $8.9 million on 1999 discontinued operations revenue of $19.5 million. On October 22, 1999, the Company closed on the sale of its hardware and software products businesses for $22.3 million. The gain on disposal in 1999 was $0.8 million, which was net of the loss from discontinued operations. (see note 3 to the Consolidated Financial Statements).

Liquidity and Capital Resources

      Cash combined with short-term investments at December 31, 2001 provides total liquid assets of $53.1 million compared to $42.3 million at December 31, 2000, an increase of $10.8 million. This increase in liquidity largely relates to the gains included in other income related to the sale of the NextWave assets ($21.4 million) and the sale of Tecnosistemi ($1.0 million), net of estimated tax payments associated with the gains.

      Cash used by operations was $7.7 million for the twelve months ended December 31, 2001, compared to $16.1 million in the prior year. The cash used from operations in 2001 was driven by taxes paid, largely related to the gain from investment and assets sold of $22.4 million which is excluded from operating income. Cash flows from operations would have been $1.1 million in 2001, by excluding the $8.8 million in taxes paid, using the 2001 effective tax rate, that are related to the gain from the investment and assets sold. The cash used from operating activities in 2000 was a result of increased receivables from a large fixed price contract executed during the year.

      Cash provided by investing activities totaled $37.1 million for the twelve months ended December 31, 2001. The largest source of the cash provided by investing activities was $22.6 million in proceeds related to the sale of investments and assets and $19.6 million in net proceeds from the sale of short-term investments. This was offset by the use of cash to make investments in affiliates of $1.8 million and purchase property and equipment of $3.4 million. Investing activities for the twelve months ended December 31, 2000 provided $38.0 million. Cash provided from investing activities in 2000 was driven by proceeds from the tower portfolio sale of $72.2 million. Offsetting the tower portfolio proceeds in 2000 was the net purchase of short-term investments of $20.0 million, purchase of minority shareholder interests of $7.2 million, purchases of property and equipment of $4.0 million, and investments in affiliates of $3.4 million.

      Cash from financing activities provided $1.0 million and used $1.5 million for the twelve months ended December 31, 2001 and 2000, respectively. The largest source of financing activities in 2000 was from the Company’s line of credit until the credit line was repaid with the tower portfolio sale proceeds during the same year. The Company’s cash position negated the need for any significant financing activity during the twelve months ended December 31, 2001.

      Working capital was $72.1 million at December 31, 2001 compared to $59.5 million at December 31, 2000, an increase of $12.6 million. The increase in working capital in 2001 was due to the gains included in other income related to the sale of the NextWave assets ($21.4 million) and the sale of Tecnosistemi ($1.0 million) included in other income, net of estimated tax payments associated with the gains. The Company’s primary requirement for working capital is to fund receivables relative to services performed. With the substantial completion of the XM Satellite contract, the Company expects the first half of 2002 to generate an operating loss, which will also require working capital. The Company has no material cash commitments other than obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company had no debt and did not maintain a line of credit as of December 31, 2001, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. The Company has not engaged in any off-balance sheet financing as of December 31, 2001. The Company believes it has sufficient assets and relationships with financial institutions to obtain a loan commitment should the business need arise.

      For the short-term, the Company believes it has adequate cash and short-term investments to satisfy cash requirements for the next twelve months. The Company also believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to exchange rates relates primarily to its foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, Brazil, and Egypt. For its foreign subsidiaries, exchange rates can impact the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Approximately 23.3% of the Company’s revenues were generated outside the United States for the twelve months ended December 31, 2001 (41.5% excluding XM Satellite), the majority of which were in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2002 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also can impact the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at December 31, 2001. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at December 31, 2001 compared to December 31, 2000. Consequently, the accumulated other comprehensive loss component of shareholders’ equity increased $0.6 million during the twelve months ended December 31, 2001. As of December 31, 2001, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $6.2 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to U.S. operations (denominated in U.S. dollars) are Great Britain and Brazil at December 31, 2001 in the amount of $2.6 million and $0.3 million, respectively. The potential foreign currency translation losses from a hypothetical 10% adverse change relative to these intercompany balances would be $0.3 million. In addition, a hypothetical 10% adverse change would result in a $0.5 million decline relative to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

      Although currency fluctuations can impact the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect the Company’s cash flow or result in actual economic gains or losses. The Company currently does not hedge any of these risks in its foreign subsidiaries because: (i) the Company’s Brazilian and Egyptian subsidiaries derive revenues and incur expenses within a single country and consequently, do not incur currency risks in connection with the conduct of their normal operations, (ii) the British pound sterling, U.S. dollar, and Euro are relatively stable against each other, (iii) other foreign operations are minimal, and (iv) the Company does not believe that hedging transactions are justified by the current exposure and cost at this time.

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts and accrual of expatriate taxes;

•	Accounting for income taxes; and

•	Impairment of long-lived assets and investments in affiliates.

     Revenue recognition policy

      The Company’s principal source of revenues consists of design and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed-price, time-certain basis. The portion of the Company’s revenue from fixed price contracts was 44.5% in 2001. The Company recognizes revenue on fixed price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and its then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of the Company’s management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. For example, in 2001, the Company’s gross profits were decreased by $3.3 million because of increased costs to complete a project performed in the Middle East. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made.

     Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates on the uncollectability of its accounts receivables. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2001, the Company derived 82.9% of its total revenues from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 83.3% of the Company’s net receivable balance as of December 31, 2001. In addition, fixed-price contracts with unfavorable milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. Lastly, the Company frequently performs services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. For example, XM Satellite has billed receivable balances outstanding at December 31, 2001 of $13.1 million and unbilled receivables of $3.9 million.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, and the employee’s personal tax situation. In addition, it requires interpretation of tax laws, an assessment of potential audit risk from tax authorities, and often the resolution of the tax liabilities may not occur for several years. For example, in 2001, the Company’s gross profits were decreased by $1.3 million because of an additional provision for expatriate employees reimbursed taxes. The Company has $3.5 million accrued for expatriate tax obligations as of December 31, 2001.

     Accounting for income taxes

      As part of the process of preparing the Company’s consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which the Company operates. This process requires estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $5.9 million as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of foreign net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event the actual results differ from these estimates the Company may need to increase or decrease its valuation allowance which could materially impact its financial position and results of operations. The net deferred tax assets, as of December 31, 2001 were $4.8 million, net of a valuation allowance of $5.9 million.

     Impairment of investments in affiliates

      The Company maintains investments in affiliates of $5.2 million as of December 31, 2001. These investments are accounted for at cost. Factors considered to determine whether these investments in affiliates are impaired include the unaudited financial results of the affiliated companies and availability of equity transactions with independent third parties in these affiliates.

Related Party Transactions

      The Company provided services to Telcom Ventures and various other companies that are majority owned, or controlled by, Telcom Ventures or its members. The Company’s relationship with Telcom Ventures may result in potential conflicts of interest (see “Risk Factors — The Company’s relationship with Telcom Ventures may result in potential conflicts of interest.”). Revenues from Telcom Ventures are not material, providing 2.1%, 1.3% and 0.1% of 1999, 2000 and 2001 revenues, respectively.

      During 1999, 2000 and 2001, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors for both XM Satellite and the Company. Revenues earned during 1999, 2000 and 2001 for services provided to XM Satellite were $10.3 million, $58.4 million and $57.3 million, respectively. Receivables from XM Satellite were $18.5 million and $17.0 million at December 31, 200 and 2001, respectively. See note 6 to the Company’s consolidated financial statements for a further discussion of related party transactions.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their estimated useful lives to their residual values, and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 141 and 142 will not have a significant impact on the Company’s financial condition and results of operations.

      Effective December 2001, the Company adopted FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations-Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The statement addresses the accounting and reporting of a disposal of a segment and resolves significant implementation issued related to SFAS No. 121. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial condition and results of operations.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

LCC International, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

McLean, Virginia

February 11, 2002

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1999, 2000, 2001
(In thousands, except per share data)

	1999	2000	2001

Revenues (note 6):

Service	$73,289	$149,385	$130,609

Tower ownership and management	2,504	1,008	—

Total revenues	75,793	150,393	130,609

Cost of revenues:

Service	53,080	109,952	103,535

Tower ownership and management	1,176	333	—

Total cost of revenues	54,256	110,285	103,535

Gross profit	21,537	40,108	27,074

Operating expenses:

Sales and marketing	5,464	7,833	7,068

General and administrative	18,116	19,673	15,978

Restructuring charge (note 8)	—	(108)	—

Gain on sale of tower portfolio and administration, net (note 4)	—	(26,437)	(2,998)

Depreciation and amortization	3,628	2,899	3,012

Total operating expenses	27,208	3,860	23,060

Operating income (loss)	(5,671)	36,248	4,014

Other income (expense):

Interest income	327	1,951	1,899

Interest expense	(2,154)	(263)	(13)

Other (note 10)	(1,391)	(787)	22,113

Total other income (expense)	(3,218)	901	23,999

Income (loss) from continuing operations before income taxes	(8,889)	37,149	28,013

Provision (benefit) for income taxes (note 12)	(2,677)	16,531	11,041

Income (loss) from continuing operations	(6,212)	20,618	16,972

Discontinued operations (note 3):

Gain on disposal of discontinued operations, including operating losses during phase out period of $8,866 (net of tax benefits of $346)	803	—	—

Net income (loss)	$(5,409)	$20,618	$16,972

Net income (loss) per share:
Continuing operations

Basic	$(0.36)	$1.01	$0.83

Diluted	$(0.36)	$0.93	$0.81

Discontinued operations

Basic	$0.05	—	—

Diluted	$0.05	—	—

Net income (loss) per share:

Basic	$(0.31)	$1.01	$0.83

Diluted	$(0.31)	$0.93	$0.81

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,

	2000	2001

ASSETS:

Current assets:

Cash and cash equivalents (note 5)	$22,271	$52,658

Short-term investments	20,064	484

Receivables, net of allowance for doubtful accounts of $1,829 and $2,048 at December 31, 2000 and 2001, respectively Trade accounts receivable	31,306	26,294

Due from related parties and affiliates (note 6)	746	1,073

Unbilled receivables	17,050	10,240

Deferred income taxes, net (note 12)	1,850	2,724

Prepaid expenses and other current assets	1,858	1,607

Total current assets	95,145	95,080

Property and equipment, net (note 7)	5,638	5,730

Investments in affiliates (note 10)	3,650	5,162

Deferred income taxes, net (note 12)	5,066	2,038

Other assets	546	1,589

	$110,045	$109,599

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$5,926	$3,840

Accrued expenses	10,465	5,791

Accrued employee compensation and benefits	12,420	10,323

Deferred revenue	332	640

Income taxes payable (note 12)	5,725	156

Other current liabilities	817	2,196

Total current liabilities	35,685	22,946

Other liabilities	5,944	849

Total liabilities	41,629	23,795

Commitments and contingencies (notes 1, 4, 16, 17 and 18) Shareholders’ Equity:

Preferred Stock:

10,000 shares authorized; -0- shares issued and outstanding	—	—

Class A common stock; $.01 par value:

70,000 shares authorized; 12,040 shares and 12,271 shares issued and outstanding at December 31, 2000 and 2001, respectively	120	123

Class B common stock; $.01 par value:

20,000 shares authorized; 8,450 shares and 8,407 shares issued and outstanding at December 31, 2000 and 2001, respectively	85	84

Paid-in capital	91,407	92,428

Accumulated deficit	(18,381)	(1,409)

Notes receivable from shareholders (note 6)	(2,325)	(2,325)

Subtotal	70,906	88,901

Accumulated other comprehensive loss — foreign currency translation adjustments	(2,490)	(3,097)

Total shareholders’ equity	68,416	85,804

	$110,045	$109,599

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 1999, 2000 and 2001
(In thousands)

							Notes
							Receivable
		Common Stock			Comprehensive		from
	Preferred			Paid-in	Income	Accumulated	Shareholders
	Stock	Class A	Class B	Capital	(Loss)	Deficit	(note 6)

Balances at December 31, 1998.	—	$72	$85	$37,130		$(33,590)	$(2,100)

Payment from shareholder	—	—	—	164		—	700

Loan to shareholder	—	—	—	—		—	(1,625)

Conversion of debt	—	37	—	46,484		—	—

Exercise/issuance of stock options	—	7	—	1,833		—	—

Issuance of common stock	—	—	—	235		—	—

Net loss	—	—	—	—	$(5,409)	(5,409)	—

Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(229)	—	—

Comprehensive loss	—	—	—	—	$(5,638)	—	—

Balances at December 31, 1999.	—	116	85	85,846		(38,999)	(3,025)

Payment from shareholder	—	—	—	100		—	700

Exercise/issuance of stock options	—	4	—	4,868		—	—

Issuance of common stock	—	—	—	593		—	—

Net income	—	—	—	—	$20,618	20,618	—

Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(893)	—	—

Comprehensive income	—	—	—	—	$19,725	—	—

Balances at December 31, 2000	—	120	85	91,407		(18,381)	(2,325)

Exercise/issuance of stock options	—	2	(1)	536		—	—

Issuance of common stock	—	1	—	485		—	—

Net income	—	—	—	—	$16,972	16,972	—

Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(607)	—	—

Comprehensive income	—	—	—	—	$16,365	—	—

Balances at December 31, 2001.	—	$123	$84	$92,428		$(1,409)	$(2,325)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Income
	(Loss)	Total

Balances at December 31, 1998.	$(1,368)	$229

Payment from shareholder	—	864

Loan to shareholder	—	(1,625)

Conversion of debt	—	46,521

Exercise/issuance of stock options	—	1,840

Issuance of common stock	—	235

Net loss	—	(5,409)

Other comprehensive loss — foreign currency translation adjustments	(229)	(229)

Comprehensive loss	—	—

Balances at December 31, 1999.	(1,597)	42,426

Payment from shareholder	—	800

Exercise/issuance of stock options	—	4,872

Issuance of common stock	—	593

Net income	—	20,618

Other comprehensive loss — foreign currency translation adjustments	(893)	(893)

Comprehensive income	—	—

Balances at December 31, 2000	(2,490)	68,416

Exercise/issuance of stock options	—	537

Issuance of common stock	—	486

Net income	—	16,972

Other comprehensive loss — foreign currency translation adjustments	(607)	(607)

Comprehensive income	—	—

Balances at December 31, 2001.	$(3,097)	$85,804

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 2000, and 2001
(In thousands)

	1999	2000	2001

Cash flows from operating activities:

Income (loss) from continuing operations	$(6,212)	$20,618	$16,972

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:

Depreciation and amortization	3,628	2,899	3,012

Provision (recovery) for doubtful accounts	—	(306)	2,123

Realized gain on sale of investments and assets	—	—	(22,395)

Loss from investments in joint ventures, net	—	796	—

Gain on sale of discontinued operations	803	—	—

Gain on sale of tower portfolio	—	(26,437)	(2,998)

Changes in operating assets and liabilities:

Trade, unbilled, and other receivables	(1,527)	(28,275)	9,358

Accounts payable and accrued expenses	3,396	2,593	(8,835)

Other current assets and liabilities	5,395	7,165	(5,227)

Other noncurrent assets and liabilities	(9,651)	4,828	324

Net cash used in operating activities	(4,168)	(16,119)	(7,666)

Cash flows from investing activities:

Proceeds from sales of short-term investments	27	31,282	42,069

Purchases of short-term investments	—	(51,260)	(22,489)

Purchases of property and equipment	(17,100)	(3,870)	(3,377)

Proceeds from sale of property and equipment	—	209	29

Investments in affiliates	(1,100)	(3,386)	(1,755)

Proceeds from sale of investments and assets	—	—	22,624

Purchase of minority interest	—	(7,174)	—

Proceeds from tower portfolio sale, net of expenses	—	72,176	—

Disposal of discontinued operations, net	8,164	—	—

Net cash provided by (used in) investing activities	(10,009)	37,977	37,101

Cash flows from financing activities:

Proceeds from issuance of common stock, net	235	593	518

Proceeds from exercise of options	4,006	1,604	434

Proceeds from line of credit/note	32,961	9,700	—

Payments on line of credit/note	(23,426)	(14,235)	—

Repayment of loan to shareholder	864	800	—

Net cash provided by (used in) financing activities	14,640	(1,538)	952

Net increase in cash and cash equivalents — continuing operations	463	20,320	30,387

Net decrease in cash and cash equivalents — discontinued operations	(2,752)	—	—

Net increase (decrease) in cash and cash equivalents	(2,289)	20,320	30,387

Cash and cash equivalents at beginning of period	4,240	1,951	22,271

Cash and cash equivalents at end of period	$1,951	$22,271	$52,658

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$2,154	$263	$13

Income taxes	3,540	2,781	14,103

Supplemental disclosures of non-cash investing and financing activities:

In July 1999, the Company issued approximately 2.8 million shares of Class A Common Stock to MCI in exchange for its 4.4% convertible subordinated notes. As a result, $50.0 million and $12.6 million reduced both long-term debt and long-term deferred tax assets, respectively, and shareholders’ equity increased $37.4 million.

In August 1999, the Company issued approximately 0.9 million shares of Class A Common Stock to Telcom Ventures in exchange for its 9.0% convertible notes payable. As a result, $5.0 million reduced current debt, $0.2 million reduced accrued interest, and shareholders’ equity increased $5.2 million.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1999, 2000 and 2001

(1) Description of Operations

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings to include high level technical consulting, system design and deployment and ongoing operations and maintenance services. Telcom Ventures owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 88% voting control.

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

Cash Equivalents

      Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds.

Short-Term Investments

      Short-term investments consist primarily of federally sponsored short-term notes with maturity dates of more than three months from the date of acquisition. The portfolio held by the Company has been classified based on management’s intentions as to future investment activity. The Company carries these investments at cost plus accrued interest receivable, which approximates their market value. All short-term investments have maturity dates of one year or less.

Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains a provision for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 2000 and 2001:

	2000	2001

	(In thousands)

Latin America	$671	$436

North America	63	20

Europe	4,894	3,529

Middle East/ Africa	7,775	1,690

Asia-Pacific	577	1,777

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 81.3% and 82.9% of its revenues from its ten largest customers for the years ended December 31, 2000 and 2001, respectively. These ten largest customers constituted 83.3% of the Company’s net receivable balance as of December 31, 2001. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

      Revenues from a customer were approximately $10.3 million, $58.4 million, and $57.3 million or 13.6%, 38.8%, and 43.9% of total revenues for 1999, 2000, and 2001, respectively. Revenues from another customer were approximately $19.0 million and $10.3 million or 12.6% and 7.9%, respectively, of total revenues for 2000 and 2001. Revenues from a third customer were approximately $8.5 million or 11.2% of 1999 revenues and $9.9 million or 7.6% of total revenues for 2001.

Fair Value of Financial Instruments

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated fair value as of December 31, 2000 and 2001 because of the relatively short duration of these instruments. The carrying value of the notes receivable from shareholders approximated the fair value as the instruments included a market rate of interest.

Property and Equipment

      Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

      Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of three years are used for computer equipment and software. Furniture and office equipment are depreciated over useful lives, which range from three to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the terms of the respective leases. An estimated useful life of five years is used for vehicles.

Impairment of Long-Lived Assets

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

Investments in Affiliates

      The Company uses the equity method to account for those investments in which it has an ownership interest greater than twenty percent or exercises significant influence. For equity method investments, the Company records its proportionate share of the investee’s net income or loss. Generally, the Company uses the cost method of accounting for its investments in which the Company has an ownership interest of less than twenty percent. Investments carried at cost are written down if circumstances indicate that the carrying amount of the investment may not be recoverable.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company’s principal sources of revenues are design services and system deployment services, and, prior to the sale of its tower business, tower lease revenues (see note 4). The Company recognizes revenues from long-term fixed price contracts using the percentage-of-completion method. With the percentage-of-completion method, the Company recognizes revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Lease revenues from the tower business are recognized over the term of the related lease. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

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

      Certain of the Company’s international operations are subject to local income taxation. Currently, the Company is subject to taxation on income from certain operations in Europe, Latin America, the Far East, the Middle East and the non-U.S. portions of North America where the Company has subsidiaries, has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes. Foreign taxes account for a significant portion of the provision for income taxes as reflected in the Company’s consolidated statements of operations (see note 12). The foreign taxes paid or accrued by the Company may represent a potential credit for the Company against its U.S. Federal income taxes.

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

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of expatriate taxes, accrual of income taxes and recoverability of investments in affiliates. Actual results could differ from those estimates.

Stock-Based Compensation

      The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Comprehensive Income (Loss)

      Comprehensive income is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss) consists solely of foreign currency translation adjustments in 1999, 2000 and 2001. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands).

	1999			2000			2001

		Tax			Tax			Tax
	Pretax	Expense	Net	Pretax	Expense	Net	Pretax	Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation Adjustments	$(327)	$(98)	$(229)	$(1,609)	$(716)	$(893)	$(1,002)	$(395)	$(607)

(3)	Discontinued Operations

      In March 1999, the Company’s Board of Directors adopted a plan to discontinue the operations comprising its software and hardware products segments. On October 22, 1999, the Company sold its products businesses, which consisted of the design, development, manufacture, marketing, sale and servicing of field testing and measurement products (and related software) and network planning software for the wireless communications industry (the “Products Businesses”), to Ericsson Radio Systems AB, a Swedish corporation, and certain of its affiliates (“Ericsson”), pursuant to an Asset Purchase Agreement, dated as of August 25, 1999.

      Pursuant to the Asset Purchase Agreement, the Company transferred substantially all of the assets of the Products Businesses for a purchase price of approximately $22.3 million, which included approximately $1.9 million for the collection of certain accounts receivable of the Products Businesses sold to Ericsson. In addition, Ericsson assumed certain of the liabilities of the Products Businesses, including, among others, certain liabilities arising with respect to the products businesses in the ordinary course of business consistent with past practice and certain liabilities arising under assumed contracts. As part of the transaction, the Company entered into product supply agreements and a software license and related support agreement with Ericsson pursuant to which the Company will purchase or license certain of the products which were sold to Ericsson.

      Revenues from the products businesses were approximately $19.5 million for the period from January 1, 1999 to October 22, 1999. The gain on disposal in 1999 was approximately $0.8 million, net of losses during the phase out period of approximately $8.9 million, and tax expense of approximately $0.3 million.

(4)	Tower Portfolio Sale and Administration

      During March 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the initial closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. During 2000, Microcell conveyed 177 tower sites to Pinnacle for net cash proceeds of $72.2 million. On February 15, 2000,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Microcell and the Company entered into a Settlement and Release Agreement with the minority shareholders of Microcell. Pursuant to the Settlement and Release Agreement, concurrent with the Pinnacle tower sale, the aggregate 16.25% minority shareholder interests were redeemed and other costs paid and/or reimbursed for $7.2 million. The payment was capitalized as part of the cost of acquiring the Microcell assets and was expensed as sites were conveyed to Pinnacle. As part of the agreement, all pending claims of the minority shareholders were settled and dismissed with prejudice.

      As a part of the tower sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. As of December 31, 2000, the Company had recognized a gain of $26.4 million on the sale of the tower portfolio and deferred $5.2 million of the gain. The deferred gain related to the maximum lease obligation under the Master Antenna Site Lease and was included in other long-term liabilities. During 2001, the Company recognized $3.2 million of the deferred gain, which was offset by $0.2 million in related operating expenses. As of December 31, 2001, the Company had deferred $2.0 million of the gain that relates to the maximum lease obligations under the Master Antenna Site Lease, which has been included in other current liabilities. Microcell and Pinnacle also entered into a Tower Services Agreement to provide Pinnacle with audit, maintenance, and program management services. The Tower Services Agreement, which expired in August 2001, provided for minimum annual payments to Microcell of $10 million for the contemplated services. On January 25, 2002, the Company and Pinnacle entered into a settlement agreement to satisfy both the Master Antenna Site Lease obligation and Pinnacle’s obligations under the Tower Services Agreement. (see note 22)

(5)	Cash and Cash Equivalents

      At December 31, 2000 and 2001, cash and cash equivalents consisted of the following (in thousands):

	2000	2001

Cash in banks	$8,652	$3,106

Cash equivalents	13,619	49,552

	$22,271	$52,658

(6)	Related Party Transactions

      During 1999, 2000, and 2001, the Company provided services to Telcom Ventures and various other companies majority owned, or controlled by, Telcom Ventures or its members. Revenues earned during 1999, 2000 and 2001 for services provided to these customers were approximately $1.6 million, $1.9 million, and $0.1 million, respectively. Receivables from these related parties were $178,000 and $19,000 at December 31, 2000 and 2001, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $304,000 and $89,000 at December 31, 2000 and 2001, respectively.

      During 1999, 2000, and 2001 the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors for both XM Satellite and the Company. Revenues earned during 1999, 2000, and 2001 for services provided to XM Satellite were $10.3 million, $58.4 million, and $57.3 million, respectively. Receivables from XM Satellite were $18.5 million and $17.0 million at December 31, 2000 and 2001, respectively.

      During 2000 and 2001, the Company made certain payments on behalf of Telcom Ventures that consisted primarily of fringe benefit and payroll service-related payments. At December 31, 2000 and 2001,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding amounts associated with these payments, totaling $264,000 and $418,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures (see note 14). The original note was payable over five years with equal annual principal payments over the term. Interest accrued at the rate of LIBOR, plus 1.75%. Principal payments in the amount of $0.7 million were received for both 1999 and 2000, with interest of $0.2 million and $0.1 million for each of the respective years. The final payment of principal and accrued interest of $0.8 million was received by the Company subsequent to year end, in satisfaction of the note. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

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

      In December 1999, the Company issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from the Company’s President and Chief Executive Officer. The note is payable on the earlier of December 2004 or the date he is no longer the Company’s President and Chief Executive Officer. Upon the event of a change in control of ownership of the Company, the note will be forgiven. Interest accrues at the federal mid-term rate on the date of the note and is payable quarterly. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

      In November 2001, the Company entered into a $0.6 million promissory note with Plan + Design Netcare AG (see note 10). Under the terms of the note, the entire principal amount, plus accrued interest would be due to the Company on January 31, 2002. The interest rate was 5.0% calculated on a basis of a 365-day year. In the event of default, interest will accrue on the unpaid balance of the note at the interest rate, plus 5.0%. The note was paid in full in February 2002.

(7)  Property and Equipment

      At December 31, 2000 and 2001, property and equipment consisted of the following:

	2000	2001

	(In thousands)

Computer equipment	$13,830	$14,078

Software	1,799	2,017

Furniture and office equipment	5,975	7,281

Leasehold improvements	3,360	3,587

Vehicles	227	224

	25,191	27,187

Less accumulated depreciation and amortization	(19,553)	(21,457)

	$5,638	$5,730

(8)  Restructuring Charge

      On October 20, 1998, the Company’s Board of Directors approved a restructuring plan that resulted in a total fourth quarter charge of approximately $2.5 million, including approximately $1.2 million related to

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing operations. The restructuring charge included $0.1 million related to the Company’s Services businesses, $1.1 million related to corporate general and administrative expenses and $1.3 million related to the Company’s products businesses. The charge was taken to cover the costs associated with the closure of the Company’s office in Dusseldorf, Germany, a reduction in non-billable positions of approximately 70 full and part-time employees and approximately 30 contractors. The remaining balance of $108,000 was reversed during 2000.

(9)  Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provided that the Company’s claim against DCR would be allowed in the amount of $5.0 million. The Company received payment of $5.0 million on April 11, 2001, which was recognized as a recovery of a bad debt and included in general and administrative expense in 2001. The Plan also provides that LCC’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the current estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 12% of the allowed amount. Any additional amounts recovered will be recognized if and when received. As of December 31, 2001, the Company did not carry any assets or liabilities on its books relating to Pocket; all amounts were written off in previous years.

      During 1997, the Company recorded a charge for receivables due from a Malaysian corporation. On March 15, 2001, the Company received payment of $2.1 million, net of taxes withheld at the source of $0.4 million, as complete settlement on these balances after the Malaysian corporation successfully emerged from bankruptcy. This amount has been recognized as a recovery of bad debt and was recorded as a reduction in general and administrative expense in 2001.

(10)  Investments

      In September 1999, the Company acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company. The Company applied the equity method to account for its investment in Tecnosistemi until September 2000, when its ownership interest was diluted to 9.4% as a result of a merger. From the date of acquisition until September 30, 2000, Tecnosistemi incurred cumulative losses of $3.4 million. The Company recorded its $0.8 million pro-rata share of these losses in other income (expense). Subsequent to September 2000, when the Company’s ownership interest was diluted, the investment was accounted for using the cost method. In July 2001, the Company sold all of its shares in Tecnosistemi for $1.4 million, resulting in a gain of approximately $1.0 million which is recorded in other income in the accompanying 2001 consolidated statement of operations.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

five-year joint marketing agreement with PDN. The Company uses the cost method to account for this investment.

      In June 2001, the US Court of Appeals for the District of Columbia issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. Federal Communications Commission and United States of America, et. al, Case Nos. 00-1402 and 00-1403. The US Court of Appeals ruled that a provision in federal bankruptcy law prohibited the Federal Communications Commission (the “FCC”) from canceling certain broadband personal communications services licenses that it had granted to NextWave Personal Communications Inc. (“NPCI”). The FCC revoked these licenses after NPCI filed for bankruptcy protection on June 8, 1998. On August 6, 2001, NextWave filed its Second Plan of Reorganization under Chapter 11 with the US Bankruptcy Court for the Southern District of New York (the “NextWave Plan”). Various objections have been filed in the case. Substantive hearings in the case have been delayed pending attempts by the FCC, NextWave and certain other wireless carriers to resolve and settle the matter. In October 2001, the FCC filed a petition for certiorari before the U.S. Supreme Court, which announced on March 6, 2002 its decision to hear the case.

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

      The total amount of pre-petition debt owed to the Company by NextWave Telecom and certain of its subsidiaries (collectively, “NextWave”) was approximately $14.25 million, plus post-petition interest thereon. This amount includes the Company’s interest, amounting to approximately $650,000 plus post-petition interest thereon, in a general unsecured claim against NextWave that was acquired by the Company in connection with its acquisition of Koll Telecommunications LLC in 1997. The total amount owed by NextWave to the Company is reflected in the Company’s general unsecured claims filed in bankruptcy court. These unsecured claims will be amended and increased if the March Agreement is rejected in the bankruptcy proceedings. The Company does not carry any assets or liabilities on its books relating to its equity investment in NextWave or the March Agreement; these balances were written off in previous years.

      In September 2001, the Company sold all of its 1,666,666 shares of Class B common stock and the Company’s pre-petition debt claims against NextWave Telecom resulting in a gain of $21.4 million, which equaled the proceeds from the sale. The gain was recorded in other income in the accompanying 2001 consolidated statement of operations. The sale of current pre-petition debt excluded the claims of Koll Telecommunications LLC and any post petition contract rejection claims.

(11)     Business Combinations

      On December 5, 2001, the Company acquired Transmast Italia S.R.L (“Transmast”) for approximately $0.8 million in cash. Transmast is a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. The acquisition is accounted for under the purchase method of accounting. The acquisition cost was allocated to net tangible assets and goodwill. The net tangible assets acquired consisted primarily of fixed assets and current assets net of assumed liabilities. Had this acquisition

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken place on January 1, 2001, consolidated sales and income would not have been significantly different from reported amounts.

(12) Income Taxes

      The provision (benefit) for income taxes from continuing operations consists of the following:

	1999	2000	2001

	(In thousands)

Current:

Federal	$100	$4,009	$10,647

State and local	—	522	1,241

Foreign	919	1,115	(3,002)

	1,019	5,646	8,886

Deferred:

Federal	(3,568)	9,730	1,900

State and local	(128)	1,155	255

Foreign	—	—	—
	(3,696)	10,885	2,155

Total	$(2,677)	$16,531	$11,041

      The 1999, 2000, and 2001 income tax provisions related to operations do not include a $0.6 million tax charge, a $3.3 million tax benefit, and a $0.1 million tax benefit, respectively, related to exercising stock options which was recorded directly to paid-in capital. In addition, the 1999 income tax provision related to continuing operations does not include a tax charge of $12.6 million related to the cancellation of indebtedness income from the conversion of the note payable to MCI. The tax charge was recorded directly to paid-in capital.

      Income (loss) before income taxes from continuing operations includes the following components:

	1999	2000	2001

	(In thousands)

Domestic	$(5,248)	$34,184	$33,550

Foreign	(3,641)	2,965	(5,537)

Total	$(8,889)	$37,149	$28,013

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory Federal income tax rate and the effective income tax rate from continuing operations for the years ended December 31, 1999, 2000 and 2001 follows.

	1999	2000	2001

Statutory Federal income tax rate	(35.0)%	35.0%	35.0%

Effect of:

State and local income taxes, net of federal tax benefit	(1.1)	2.9	3.5

Foreign	14.6	(2.8)	(8.3)

Tax credits	2.6	(0.6)	2.0

Non deductible expenses	8.5	7.4	0.5

Other	8.3	2.6	3.2

Valuation Allowance	(28.0)	—	3.5

Effective income tax rate	(30.1)%	44.5%	39.4%

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2000 and 2001 are presented below:

	2000	2001

	(In thousands)

Deferred tax assets:

Accounts receivable, principally due to allowance for doubtful accounts	$381	$115

Other receivables	1,567	754

Non-cash compensation	1,283	1,245

Accrued expenses	2,719	2,083

Foreign tax credit carry-forward	4,596	4,031

Foreign net operating loss carry-forwards	1,120	2,391

Research tax credit carryover	281	281

Alternative minimum tax credit	—	455

Other	353	340

Total gross deferred tax assets	12,300	11,695

Less valuation allowance	(4,951)	(5,941)

Deferred tax assets net of valuation allowance	7,349	5,754

Deferred tax liabilities:

Property and equipment	(192)	(116)

Deferred revenue	(170)	(320)

Other	(71)	(556)

Total gross deferred liabilities	(433)	(992)

Net deferred tax assets	$6,916	$4,762

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2000 and 2001 as follows:

	2000	2001

Current asset	$1,850	$2,724

Noncurrent asset	5,066	2,038

	$6,916	$4,762

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company had foreign tax credits for U.S. tax purposes of $4.0 million, which expire between 2002 and 2005 and an alternative minimum tax credit of $0.5 million. The Company also had $8.7 million of foreign operating loss carry-forwards from operations, which expire between 2006 and 2009.

      Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes.

      In determining the tax valuation allowance, management considers if it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for deferred tax assets which management does not believe are more likely than not to be realized, primarily consisting of foreign net operating losses carried forward and foreign tax credits, before they expire.

(13)  Note Payable

      The Company maintained a credit facility with the Chase Manhattan Bank, which was established in 1996. The Credit Facility consisted of a revolving loan and letter of credit facility in an aggregate principal amount not to exceed $20.0 million for the Company and $2.5 million for LCC Europe (the “LCC Europe Credit Facility”). In March 2000, the Credit facility was paid-off in its entirety.

(14)  Convertible Subordinated Debt

      In June 1994, the Company issued to MCI Worldcom (“MCI”) a $20.0 million convertible Subordinated Note (the “Subordinated Note”). The Subordinated Note bore interest at a rate equal to 6.8% payable semiannually, which was reduced to 4.4% in an amendment dated October 23, 1997. The entire principal amount of the Subordinated Note was due in June 2000. In addition, the Company assumed a $30.0 million note from Telcom Ventures to MCI, which contained the same terms as the Subordinated Note, in connection with the Company’s initial public offering of Class A Common Stock. On July 13, 1999, the Company received notice of conversion from MCI of its convertible subordinated notes in the aggregate principal amount of $50.0 million. The notes were converted into 2,841,099 shares of the Company’s Class A Common Stock on July 27, 1999.

(15)  Health and Retirement Plans

      The Company has a defined contribution profit sharing plan under Section 401(k) of the IRC that provides for voluntary employee contributions of 1.0 to 15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee’s contribution up to 6.0 percent of each employee’s contribution. Company contributions and other expenses associated with the plan were approximately $0.5 million, $0.6 million, and $0.7 million for the years ended December 31, 1999, 2000, and 2001, respectively.

      The Company’s subsidiary, LCC UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0 to 5.0 percent of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. The Company contributes 5.0 percent of an employee’s base salary and matches the employee’s contribution up to 5.0 percent. LCC UK Ltd., contributions and other expenses related to the plan were approximately $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

      The Company is self-insured for group health benefits and claims up to $0.1 million in stop loss coverage.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)  Incentive Plans

      At December 31, 1999, 2000, and 2001, the Company had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), the Company’s income (loss) from continuing operations and income (loss) from continuing operations per share would have been reduced to the pro forma amounts indicated below.

	1999	2000	2001

	(In thousands, except
	per share data)
Income (loss) from operations

As reported	$(6,212)	$20,618	$16,972

Pro forma	(7,613)	17,257	14,316
Income (loss) from operations per share

As reported:

Basic	$(0.36)	$1.01	$0.83

Diluted	(0.36)	0.93	0.81

Pro forma:

Basic	$(0.44)	$0.85	$0.70

Diluted	(0.44)	0.78	0.68

      The per share weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $3.88, $10.93, and $7.93 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	1999	2000	2001

Expected dividend yield	0%	0%	0%

Risk-free interest rate	6.0%	6.0%	5.0%

Expected life	3-5 years	3-7 years	3-8 years

Volatility	60.0%	75-100%	75-125%

      Under the Company’s Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock were available for purchase by eligible employees of the Company beginning in 1997. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company’s Board of Directors. The purchase price for each share is not less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, the Company sold 55,898 shares in 1999, 43,888 shares in 2000, and 102,530 shares in 2001 to employees. Compensation cost of approximately $54,000, $138,000, and $127,000 respectively, would have been recognized under SFAS No. 123 for the fair value of the employees purchase rights and is included in proforma net income above. Compensation cost was estimated using the Black Scholes model with the following assumptions. As of

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2002, the Employee Stock Purchase Plan was suspended, pending stockholder approval of an increase in the number of shares available for issuance under such plan.

	1999	2000	2001

Expected dividend yield	0%	0%	0%

Risk-free interest rate	3.0%	3.0%	2.0%

Expected life	1-3 months	1 month	1 month

Volatility	60-70%	75-100%	75-125%

      The weighted average fair value of the purchase rights granted in 1999, 2000, and 2001 was $0.96, $3.15, and $1.23 respectively.

      In connection with its initial public offering, the Company established the 1996 Employee Stock Option Plan, which authorized the issuance of up to 3,224,000 shares of Class A Common Stock pursuant to options granted under the plan. An additional 1,501,000 shares of Class A Common Stock were reserved under the 1996 Employee Stock Option Plan in 1998. In late 1999 and early 2000, the Board of Directors adopted amendments to the 1996 Employee Stock Option Plan, which were subsequently approved by the shareholders at the 2000 annual meeting, increasing the total number of shares reserved by 4,100,000 shares so that the aggregate number of shares reserved for issuance is 8,825,000.

      Also in connection with the Company’s initial public offering, the Company established the 1996 Directors Stock Option Plan. The Directors Plan provides for the “formula” grant of options, and authorizes the issuance of up to 60,000 shares of Class A Common Stock and 250,000 shares of Class B Common Stock. An additional 80,000 shares of Class A Common Stock were reserved under the Directors Plan in 1998 and an additional 110,000 shares of Class A Common Stock were reserved under the Directors Plan in 2000. The option exercise price for options granted under the Directors Plan is 100% of the fair value of the shares on the date of grant. Each eligible director who is not eligible to hold shares of Class B Common Stock was granted an initial option to purchase 10,000 shares of Class A Common Stock in connection with the offering. Each eligible director who is eligible to hold shares of Class B Common Stock and who was a director as of the offering was granted an initial option to purchase 35,000 shares of Class B Common Stock in connection with the offering, and was granted additional options to purchase 22,500 shares of Class B Common Stock as of each of the next four annual meetings of the stockholders of the Company if the director continued to be an eligible director. Options granted with respect to Class A Common Stock become immediately exercisable with respect to directors who were directors of the Company prior to July 1, 1996, and become exercisable with respect to one-third of the shares of Class A Common Stock that are subject to the options on each of the first three anniversaries of the date of grant subject to acceleration of vesting on a change of control with respect to directors who became directors of the Company after July 1, 1996.

      The Company has reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by The Carlyle Group. The option exercise price for these options are and will be 100% of the fair market value of the Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the offering, with the additional option to purchase 15,000 shares of Class A Common Stock on each of the four anniversaries of the initial date of grant. Options granted vested immediately. The options will expire no later than the fifth anniversary of the date of grant.

      On October 17, 2001, the Company offered to exchange all eligible outstanding options under the Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan (the “1996 Plan”) for new options the Company will grant under the 1996 Plan. Eligible outstanding options are all options with an exercise price of $10.50 or more that are held by an employee of the Company other than the Company’s Chief Executive Officer. The Company will grant an option to purchase one share of the Company’s Class A

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock for every option to purchase two shares tendered and accepted for exchange. The new options will be granted on or about the first business day that is at least six months and one day following the date the Company cancels the accepted options for exchange. The exercise price of the new options will be equal to the closing price of the Company’s Class A common stock on the business day immediately preceding the date of grant. The terms of the new options other than the exercise price will be substantially the same as the terms of the options tendered for exchange. The Company’s offer to exchange expired on November 20, 2001. On November 20, 2001, eligible employees had tendered 1,460,250 options.

      Changes in stock options outstanding were as follows:

	1999		2000		2001

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance at beginning of Year	2,213	$7.42	2,799	$7.62	4,461	$12.11

Granted	2,078	7.46	2,645	16.06	2,182	11.05

Exercised	(584)	4.68	(361)	4.48	(83)	5.21

Cancelled	(908)	8.93	(622)	13.18	(2,964)	14.28

Balance at end of year	2,799	7.62	4,461	12.11	3,596	9.83

      The following table summarizes information about options at December 31, 2001.

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number at	Remaining	Exercise	Number at	Exercise
Exercise Prices	December 31, 2001	Contractual Life	Price	December 31, 2001	Price

	(In thousands)	(In years)		(In thousands)

$ 4.00 – 4.62	249	7.26	$4.22	172	$4.19

$ 5.00 – 5.00	635	6.41	5.00	507	5.00

$ 5.09 – 5.75	707	8.28	5.68	310	5.71

$ 5.98 – 12.13	186	7.22	10.15	114	11.16

$12.25 – 12.25	752	9.08	12.25	—	—

$12.38 – 13.56	540	8.02	13.53	348	13.55

$16.00 – 26.75	527	7.40	16.48	307	16.65

	3,596	7.82	9.83	1,758	9.17

(17)  Lease Commitments

      The Company leases office facilities and certain equipment, principally in the United States, under operating leases expiring on various dates over the next thirteen years. The lease agreements include renewal options and provisions for rental escalations based on the Consumer Price Index and require the Company to pay for executory costs such as taxes and insurance. The lease agreements also allow the Company to elect an early out provision by giving notice and paying certain lease termination penalties.

      Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases that have been terminated, the applicable portion of the benefit has been offset against the lease termination penalty. The total deferred rent was approximately $1.0 million and $0.8 million at December 31, 2000 and 2001, respectively.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental Receivables
	Rental Payable	Under Subleases

	(In thousands)

2002	$4,702	$1,011

2003	3,772	153

2004	3,687	30

2005	3,754	—

2006	3,822	—

Thereafter	4,398	—

	$24,135	$1,194

      Rent expense under operating leases was approximately, $6.2 million, $8.7 million, and $8.6 million for the years ended December 31, 1999, 2000, and 2001, respectively.

(18)  Contingencies

      The Company is party to various legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

(19)  Income (Loss) Per Share

      Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1999, 2000 and 2001 are as follows:

	1999			2000			2001

	Net		Per Share	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(in thousands, except per share data)

Basic EPS

Net income (loss) available to common shareholders:

Continuing operations	$(6,212)			$20,618			$16,972

Gain on disposal of discontinued operations	803			—			—

Total	$(5,409)	17,302		$20,618	20,360		$16,972	20,571

Continuing operations			$(0.36)			$1.01			$0.83

Discontinued operations			0.05			—			—

Total			$(0.31)			$1.01			$0.83

Effective of Dilutive Securities

Stock option plans		—			1,750			345

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999			2000			2001

	Net		Per Share	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(in thousands, except per share data)

Dilutive EPS

Net income (loss) available to common Stockholders and assumed conversions:

Continuing operations	$(6,212)		$(0.36)	$20,618		$0.93	$16,972		$0.81

Gain on disposal of discontinued operations	803		0.05	—		—	—		—

Total	$(5,409)	17,302	$(0.31)	$20,618	22,110	$0.93	$16,972	20,916	$0.81

      The Company’s convertible subordinated debt was exchanged into 2.8 million shares of the Company’s Class A Common Stock during 1999. The convertible subordinated debt, was outstanding during calendar year 1999, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options to purchase 2.8 million, 0.1 million and 3.8 million shares of Class A Common Stock were outstanding during 1999, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(20)  Segment Reporting

      The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision-making group is the Executive Committee, which is comprised of the Chief Executive Officer and the lead executives of each of the Company’s operating segments. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct services.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segments:

(In thousands)

		Tower
		Ownership
		and
	Services	Management	Total

1999

Net revenue from external customers	$73,289	$2,504	$75,793

Intersegment revenues	268	—	268

Total revenues	$73,557	$2,504	$76,061

Depreciation and amortization	1,112	1,220	2,332

Interest income	192	—	192

Interest expense	9	—	9

Income tax expense (benefit)	2,672	(1,238)	1,434

Income (loss) from continuing operations before taxes	8,069	(4,103)	3,966

Segment assets	28,642	31,098	59,740

Expenditures for property	1,691	15,240	16,931

2000

Net revenue from external customers	$149,385	$1,008	$150,393

Intersegment revenues	—	—	—

Total revenues	$149,385	$1,008	$150,393

Depreciation and amortization	1,812	265	2,077

Interest income	277	—	277

Interest expense	10	—	10

Income tax expense	7,580	93	7,673

Income before taxes	17,035	207	17,242

Segment assets	60,017	1,390	61,407

Expenditures for property	2,645	96	2,741

2001

Net revenue from external customers	$130,609	$—	$130,609

Intersegment revenues	—	—	—

Total revenues	$130,609	$—	$130,609

Depreciation and amortization	1,808	—	1,808

Interest income	318	—	318

Interest expense	12	—	12

Income tax expense	1,991	—	1,991

Income (loss) before taxes	5,045	(14)	5,031

Segment assets	51,248	149	51,397

Expenditures for property	2,134	13	2,147

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	1999	2000	2001

Revenues

Revenues for reportable segments	$76,061	$150,393	$130,609

Eliminations	(268)	—	—

Total consolidated revenues	$75,793	$150,393	$130,609

Assets

Total assets for reportable segments	$59,740	$61,407	$51,397

Assets not attributable to reportable segments:

Cash and cash equivalents	716	19,279	49,124

Short-term investments	86	19,038	484

Deferred tax assets	16,645	6,916	4,762

Property and equipment	2,758	2,778	2,854

Receivables	608	—	—

Prepaids	1,428	292	684

Other	887	335	294

Total consolidated assets	$82,868	$110,045	$109,599

	1999	2000	2001

Income (loss) before income taxes for reportable segments	$3,966	$17,242	$5,031

Gain on sale of tower portfolio and administration, net	—	26,437	2,998

Sale of investments and assets	—	—	22,395

General corporate expenses	(12,855)	(6,530)	(2,411)

Income (loss) from continuing operations before income taxes	$(8,889)	$37,149	$28,013

		Unallocated
	Segment	Corporate		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

1999

Depreciation and amortization	$2,332	$1,296	$—	$3,628

Interest income	192	135	—	327

Interest expense	9	2,145	—	2,154

Income taxes	1,434	(4,111)	—	(2,677)

Expenditures for property	16,931	169	—	17,100

2000

Depreciation and amortization	$2,077	$822	—	$2,899

Interest income	277	1,674	—	1,951

Interest expense	10	253	—	263

Income taxes	19,437	(2,906)	—	16,531

Expenditures for property	2,741	1,129	—	3,870

2001

Depreciation and amortization	$1,808	$1,204	$—	$3,012

Interest income	318	1,581	—	1,899

Interest expense	12	1	—	13

Income taxes	3,167	7,874	—	11,041

Expenditures for property	2,147	1,230	—	3,377

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information concerning services revenue is as follows (in thousands):

	1999	2000	2001

Design and deployment	$68,725	$142,566	$123,210

Operations and maintenance	—	1,655	2,056

Consulting	4,213	5,164	5,343

Towers	2,855	1,008	—

Total revenues	$75,793	$150,393	$130,609

      Information concerning principal geographic areas was as follows (in thousands):

	1999		2000		2001

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

North America

United States	$40,370	$35,353	$106,406	$4,215	$100,168	$3,609

Canada and Mexico	1,654	—	375	—	36	—

Total North America	42,024	35,353	106,781	4,215	100,204	3,609

Europe

United Kingdom	1,476	1,896	3,859	914	7,477	1,473

Belgium	4,261	—	1,780	—	1,140	—

Netherlands	8,718	—	10,213	—	9,516	—

Italy	2,766	—	2,275	—	937	103

Other	2,161	15	2,177	4	96	—

Total Europe	19,382	1,911	20,304	918	19,166	1,576

Middle East and Africa

Egypt	3,655	182	15,321	198	4,252	205

Other	—	—	290	—	143	—

Total Middle East and Africa	3,655	182	15,611	198	4,395	205

Latin America

Brazil	6,685	316	4,230	307	2,893	340

Argentina	120	—	209	—	—	—

Other Latin America	522	—	470	—	243	—

Total Latin America	7,327	316	4,909	307	3,136	340

Asia-Pacific

Malaysia	289	—	—	—	—	—

Korea	78	—	642	—	—	—

China	405	—	—	—	1,809	—

Philippines	1,369	—	114	—	—	—

Thailand	12		275	—	1,282	—

Australia	683	—	1,552	—	617	—

Other	569	—	205	—	—	—

Total Asia-Pacific	3,405	—	2,788	—	3,708	—

Total	$75,793	$37,762	$150,393	$5,638	$130,609	$5,730

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)  Quarterly Data (Unaudited)

	2000

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Revenues	$30,146	$34,284	$40,937	$45,026

Operating income	22,510	5,870	4,083	3,785

Income from operations before income taxes	22,118	6,262	4,413	4,356

Net income	12,828	3,632	1,904	2,254

Net income per share:

Basic	$0.64	$0.18	$0.09	$0.11

Diluted	$0.57	$0.16	$0.09	$0.11

	2001

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)

Revenues	$42,655	$29,532	$34,347	$24,075

Operating income (loss)	4,600	790	568	(1,944)

Income (loss) from operations before income taxes	5,140	1,148	23,358	(1,633)

Net income (loss)	3,084	689	14,015	(816)

Net income (loss) per share:

Basic	$0.15	$0.03	$0.68	$(0.04)

Diluted	$0.15	$0.03	$0.68	$(0.04)

      During the first quarter of 2000, the Company had a gain from the sale of its tower portfolio of $21.2 million. (see note 4)

      During the second quarter of 2000, the Company had a gain from the sale of its tower portfolio of $4.1 million. (see note 4)

      With respect to the fourth quarter of 2000, the Company evaluated certain employment related tax accruals recorded in prior years. This evaluation included the effect of systems and procedures implemented by the Company, as well as, assumed reductions in exposure due to changed circumstances and the passage of time. As a result, the Company reduced Cost of revenues, related to service by $1.6 million and increased net income by $1.0 million.

      During the first quarter of 2001, the Company received payment of $2.1 million, net of taxes withheld at the source of $0.4 million, related to a recovery of bad debt. (see note 9)

      During the second quarter of 2001, the Company received payment of $5.0 million related to the reorganization of Pocket Communications (see note 9). This gain was offset by increased operating costs related to an increase in estimated costs to complete a large fixed price contract in the Middle East of $2.2 million, and an additional provision for expatriate employee reimbursed taxes of $1.3 million.

      During the third quarter of 2001, the Company sold all of its shares and pre-petition interest debt claims against NextWave Telecom resulting in a gain of $21.4 million. The Company also sold its interest in Tecnosistemi resulting in a gain of $1.0 million during the third quarter of 2001. (see note 10)

      During the fourth quarter of 2001, the Company incurred an operating loss as a result of increased cost to complete the XM Satellite contract of $1.7 million and reduced gross profit resulting from lower revenues.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)  Subsequent Events

      During January 2002, the Company acquired all of the assets of Smith Woolley Telecom (“Smith Woolley”). Smith Woolley is a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom. Smith Woolley is based in Cambridge, England, with several regional offices and approximately 75 employees. The purchase price of the acquisition was approximately $8.5 million including the issuance of approximately 215,000 shares of LCC Class A common stock, par value $0.01 per share. The value of the LCC Class A common stock was approximately $1.4 million and was based on a price of $6.556 per share, which represents the average closing price of the Class A common stock for the 10 days prior to the closing of the deal.

      On January 25, 2002, the Company entered into a settlement agreement with Pinnacle (see note 4). Pursuant to the agreement the Company received $2.0 million in cash to satisfy Pinnacle’s obligations under the Tower Service Agreement. The Company has not determined the timing of recognition of the gain related to payment under the Tower Services Agreement and will not do so until the ultimate resolution of uncertainties. In addition, the Company paid Pinnacle $2.0 million to satisfy all remaining obligations under the Master Antenna Site Lease.

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

Report of Independent Auditors.

Consolidated Statements of Operations — Years Ended December 31, 1999, 2000, and 2001.

Consolidated Balance Sheets as of December 31, 2000 and 2001.

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 1999, 2000, and 2001.

Consolidated Statements of Cash Flows — Years Ended December 31, 1999, 2000, and 2001.

Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

      Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit
No.		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.1	—	LCC International, Inc. 1996 Directors Stock Option Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.2	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2000).
10.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.8	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.9	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.10	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

Exhibit
No.		Exhibit Description

10.11	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.12	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.13	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.14	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees. (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.15	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.16	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.17	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.18	—	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and LCC International, Inc. dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
10.19	—	Service Agreement, dated January 1, 1999, between LCC International, Inc. and Peter Zaugg (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.20	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 27, 1999).
10.21	—	Loan Agreement between C. Thomas Faulders, III, and LCC International, Inc. dated December 22, 1999 (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
10.22	—	Contract of Employment dated April 30, 2001 between LCC UK Ltd. and Carlo Baravalle.
10.23	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.24	—	Letter dated June 19, 2001, from LCC International, Inc. to Susan Ness.
10.25	—	Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias (incorporated by reference to Exhibit 10.49 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

Exhibit
No.		Exhibit Description

10.26	—	Form of Indemnity Agreement between LCC International, Inc. and the current and former officers and directors of LCC International, Inc. (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.27	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.28	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.29	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.30	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.31	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.32	—	First Amendment to Promissory Note, dated December 1, 2001, by Telcom Ventures, L.L.C. to LCC International, Inc.
10.33	—	Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.34	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.35	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.36	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.37	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

Exhibit
No.		Exhibit Description

†10.38	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999).
†10.39	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.40	—	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 1999).
10.41	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 8, 1999).
10.42	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 20, 2000).
10.43	—	Settlement and Release between LCC International, Inc. and minority shareholders of Microcell Management Inc. dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
21	—	Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.

†	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      (b) Reports on Form 8-K.

      On October 16, 2001, the Company filed a Current Report on Form 8-K, which reported that the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission in connection with the Company’s offer to the Company’s employees to exchange eligible outstanding options.

      On November 8, 2001, the Company filed a Current Report on Form 8-K, which reported that the Company on November 5, 2001, issued a press release announcing its revenues and operating results for the third quarter of 2001.

      On January 31, 2002, the Company filed a Current Report on Form 8-K, which reported that the Company issued a press release on January 31, 2002 announcing the purchase of all of the assets of Smith Woolley Telecom.

      On February 11, 2002, the Company filed a Current Report on Form 8-K, which reported that the Company issued a press release on February 11, 2002 announcing its revenues and operating results for the fourth quarter of 2001 and for the fiscal year ended December 31, 2001.

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

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ DAVID N. WALKER David N. Walker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2002

/s/ MARK D. EIN Mark D. Ein	Director	March 28, 2002

/s/ STEVEN GILBERT Steven Gilbert	Director	March 28, 2002

/s/ SUSAN MAYER Susan Mayer	Director	March 28, 2002

/s/ SUSAN NESS Susan Ness	Director	March 28, 2002

/s/ NEERA SINGH Neera Singh	Director	March 28, 2002

/s/ RAJENDRA SINGH Rajendra Singh	Director	March 28, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance at	Charged to	Charges to		Balance at
Description	Beginning of period	costs and expenses	other accounts	Deductions(1)	end of period

Year ended December 31, 1999

Allowance for doubtful accounts	10,453	—	850	3,443	7,860
Year ended December 31, 2000

Allowance for doubtful accounts	7,860	(306)	81	5,806	1,829
Year ended December 31, 2001

Allowance for doubtful accounts	1,829	2,123	316	2,220	2,048

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.1	—	LCC International, Inc. 1996 Directors Stock Option Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.2	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2000).
10.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.8	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.9	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.10	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

Exhibit
Number		Exhibit Description

10.11	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.12	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.13	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.14	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees. (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.15	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.16	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.17	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.18	—	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and LCC International, Inc. dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
10.19	—	Service Agreement, dated January 1, 1999, between LCC International, Inc. and Peter Zaugg (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.20	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 27, 1999).
10.21	—	Loan Agreement between C. Thomas Faulders, III, and LCC International, Inc. dated December 22, 1999 (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
10.22	—	Contract of Employment dated April 30, 2001 between LCC UK Ltd. and Carlo Baravalle.
10.23	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.24	—	Letter dated June 19, 2001, from LCC International, Inc. to Susan Ness.
10.25	—	Letter Agreement dated August 22, 1996 between LCC International, Inc. and Arno Penzias (incorporated by reference to Exhibit 10.49 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

Exhibit
Number		Exhibit Description

10.26	—	Form of Indemnity Agreement between LCC International, Inc. and the current and former officers and directors of LCC International, Inc. (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.27	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.28	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.29	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.30	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.31	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.32	—	First Amendment to Promissory Note, dated December 1, 2001, by Telcom Ventures, L.L.C. to LCC International, Inc.
10.33	—	Amended and Restated Shareholders’ Rights Agreement dated February , 1996 between NextWave Telecom Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.34	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.35	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.36	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

Exhibit
Number		Exhibit Description

10.37	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
†10.38	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999).
†10.39	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.40	—	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 1999).
10.41	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 8, 1999).
10.42	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 20, 2000).
10.43	—	Settlement and Release between LCC International, Inc. and minority shareholders of Microcell Management Inc. dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
21	—	Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.

†	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.