Form 10-Q
period 2002-03-31
LCC INTERNATIONAL INC
filed 2002-05-10
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2002 the registrant had outstanding 14,601,198 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 6,318,874 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2002

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Condensed consolidated statements of operations for the three months ended March 31, 2001 and 2002	3
	Condensed consolidated balance sheets as of December 31, 2001 and March 31, 2002	4
	Condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2002	5
	Notes to condensed consolidated financial statements	6
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings	18
ITEM 2:	Changes in Securities	18
ITEM 3:	Defaults Upon Senior Securities	18
ITEM 4:	Submission of Matters to a Vote of Security Holders	18
ITEM 5:	Other Information	18
ITEM 6:	Exhibits and Reports on Form 8-K	18

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

REVENUES	$42,655	$17,398
COST OF REVENUES	32,747	16,270

GROSS PROFIT	9,908	1,128

OPERATING (INCOME) EXPENSE:
Sales and marketing	2,006	2,295
General and administrative	4,187	5,105
Gain on sale of tower portfolio and administration, net	(1,605)	—
Depreciation and amortization	720	691

	5,308	8,091

OPERATING INCOME (LOSS)	4,600	(6,963)

OTHER INCOME (EXPENSE):
Interest income	589	302
Other	(49)	2

	540	304

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	5,140	(6,659)
PROVISION (BENEFIT) FOR INCOME TAXES	2,056	(1,598)

NET INCOME (LOSS)	$3,084	$(5,061)

NET INCOME (LOSS) PER SHARE:
Basic	$0.15	$(0.24)

Diluted	$0.15	$(0.24)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	20,494	20,833

Diluted	21,189	20,833

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	March 31,
	2001	2002

		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$52,658	$42,067
Short-term investments	484	505
Receivables, net of allowance for doubtful accounts of $2,048 and $3,087 at December 31, 2001 and March 31, 2002, respectively:
Trade accounts receivable	26,294	23,441
Due from related parties and affiliates	1,073	989
Unbilled receivables	10,240	7,121
Deferred income taxes, net	2,724	2,904
Prepaid expenses and other current assets	1,607	1,527
Prepaid income taxes	2,632	6,615

Total current assets	97,712	85,169
Property and equipment, net	5,730	5,663
Investments	5,162	5,141
Deferred income taxes, net	2,038	762
Goodwill and other intangibles	637	8,895
Other assets	952	933

	$112,231	$106,563

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,840	$4,752
Accrued expenses	5,791	5,199
Accrued employee compensation and benefits	10,323	7,475
Deferred revenue	640	—
Income taxes payable	2,788	2,789
Other current liabilities	2,196	2,495

Total current liabilities	25,578	22,710
Other liabilities	849	856

Total liabilities	26,427	23,566

Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 12,271 and 14,601 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	123	146
Class B common stock, $0.01 par value:
20,000 shares authorized; 8,407 and 6,319 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	84	63
Paid-in capital	92,428	94,058
Accumulated deficit	(1,409)	(6,470)
Note(s) receivable from shareholder(s)	(2,325)	(1,625)

Subtotal	88,901	86,172
Accumulated other comprehensive loss — foreign currency translation adjustments	(3,097)	(3,175)

Total shareholders’ equity	85,804	82,997

	$112,231	$106,563

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$3,084	$(5,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	720	691
Provision for doubtful accounts	262	678
Gain on sale of tower portfolio	(1,605)	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(2,138)	7,679
Accounts payable and accrued expenses	(1,489)	(5,483)
Other current assets and liabilities	791	(1,625)
Other non-current assets and liabilities	(586)	(706)

Net cash used in operating activities	(961)	(3,827)

Cash flows from investing activities:
(Purchases) sales of short term investments	78	(21)
Purchases of property and equipment	(1,087)	(406)
Investments	(1,732)	—
Business acquisition	—	(7,146)

Net cash used in investing activities	(2,741)	(7,573)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	162	—
Proceeds from exercise of options	132	109
Repayment of loan to shareholder	—	700

Net cash provided by financing activities	294	809

Net decrease in cash and cash equivalents	(3,408)	(10,591)
Cash and cash equivalents at beginning of period	22,271	52,658

Cash and cash equivalents at end of period	$18,863	$42,067

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$851	$1,316
Non-cash activity:
Common stock issued in business acquisition	—	$1,524

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:  Description of Operations

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings that include high level technical consulting, system design and deployment and ongoing operations and maintenance services. Telcom Ventures owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 81% of the voting control.

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

Note 2:  Basis of Presentation

      The condensed consolidated financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3:  Recent Accounting Pronouncements

      On January 1, 2002, the Company adopted FASB SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their estimated useful lives to their residual values, and be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 142 did not have a significant impact on the Company’s financial condition and results of operations.

      On January 1, 2002, the Company adopted FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The statement addresses the accounting and reporting of a disposal of a segment and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial condition and results of operations.

Note 4:  Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at March 31, 2001 and 2002. Comprehensive income (loss) for the three months ended March 31 is as follows (in thousands).

	2001	2002

Net income (loss)	$3,084	$(5,061)

Other comprehensive loss, before tax	(700)	(103)
Income tax benefit related to items of comprehensive income (loss)	(280)	(25)

Other comprehensive loss, net of tax	(420)	(78)

Comprehensive income (loss)	$2,664	$(5,139)

Note 5:     Business Combinations

      On January 31, 2002, the Company acquired all of the assets of Smith Woolley Telecom (“Smith Woolley”). Smith Woolley is a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom. Smith Woolley is based in Cambridge, England, with several regional offices. The purchase price of the acquisition was approximately $8.6 million consisting of $7.1 million in cash and approximately 215,000 shares of LCC Class A common stock, par value $0.01 per share. The value of the LCC Class A common stock was approximately $1.5 million and was based on the closing price on January 31, 2002 of $7.08 per share. The acquisition was accounted for using the purchase method of accounting and therefore, Smith Woolley’s results have been included in the condensed consolidated financial statements since the date of acquisition.

      Allocation of the purchase price to the assets acquired and liabilities assumed for this acquisition is preliminary. The excess of the purchase price over the estimated fair values of the net assets acquired was $8.3 million. It will be recorded as goodwill and other intangibles. Final determination of the fair values to be assigned will result in adjustments to the preliminary values assigned at the date of acquisition. Goodwill and other intangibles will be evaluated annually for possible impairment under the provisions of SFAS No. 142.

Note 6:     Tower Portfolio Sale and Administration

      During 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. As part of the tower sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. As of December 31, 2001, the Company had deferred $2.0 million of the gain and included it in other current liabilities. Microcell and Pinnacle also entered into a Tower Services Agreement to provide Pinnacle with audit, maintenance, and program management services. The Tower Services Agreement, which expired in August 2001, provided for minimum annual payments to Microcell of $10.0 million for the contemplated services.

      On January 25, 2002, the Company entered into a settlement agreement with Pinnacle. Pursuant to the agreement, the Company received $2.0 million in cash to satisfy Pinnacle’s obligations under the Tower Services Agreement. The Company has not recorded the gain related to payment under the Tower Services Agreement and will not do so until the ultimate resolution of uncertainties which is expected during the second quarter of 2002. In addition, the Company paid Pinnacle $2.0 million to satisfy all remaining obligations under the Master Antenna Site Lease.

Note 7:     Related Party Transactions

      During 2001 and the first quarter of 2002, the Company provided services to Telcom Ventures and various other companies majority owned, or controlled by, Telcom Ventures or its members. Revenues from Telcom Ventures are not material, providing 0.1% in 2001 revenues and none in the first quarter of 2002. Receivables from these related parties were $19,000 at December 31, 2001 and March 31, 2002 and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $89,000 and $123,000 at December 31, 2001 and March 31, 2002, respectively.

      During 2001 and the first quarter of 2002, the Company made certain payments on behalf of Telcom Ventures that consisted primarily of fringe benefit and payroll service-related payments. At December 31, 2001 and March 31, 2002, outstanding amounts associated with these payments, totaling $0.4 million and $0.2 million, respectively, are included in due from related parties and affiliates within the accompanying condensed consolidated balance sheets.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures. The original note was payable over five years with equal annual principal payments over the term. Interest accrued at the rate of LIBOR, plus 1.75%. The final payment of principal and accrued interest of approximately $0.8 million was received by the Company during the first quarter of 2002 in satisfaction of the note.

      During 2001 and the first quarter of 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Revenues earned during the first quarter of 2001 and 2002 for services provided to XM Satellite were $21.3 million and $3.0 million, respectively. Receivables due from XM Satellite were $13.0 million and $12.7 million at December 31, 2001 and March 31, 2002, respectively.

Note 8:  Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

Note 9:  Segment Information

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

Operating Segments:

(In thousands)

		Tower Ownership	Segment
	Services	and Management	Total

Three Months Ended March 31, 2001
Revenues:
From external customers	$42,655	$—	$42,655
Inter-segment revenues	—	—	—

Total revenues	$42,655	$—	$42,655

Net income	$3,610	$954	$4,564

Total assets	$63,624	$725	$64,349

		Tower Ownership	Segment
	Services	and Management	Total

Three Months Ended March 31, 2002
Revenues:
From external customers	$17,398	$—	$17,398
Inter-segment revenues	—	—	—

Total revenues	$17,398	$—	$17,398

Net loss	$(3,998)	$—	$(3,998)

Total assets	$57,216	$—	$57,216

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

		Unallocated
	Segment	Corporate	Consolidated
	Total	Expenditures	Total

2001
Net income	$4,564	$(1,480)	$3,084

2002
Net loss	$(3,998)	$(1,063)	$(5,061)

Note 10:  Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provides that the Company’s claim against DCR will be allowed in the amount of $5.0 million. The Company received payment of $5.0 million on April 11, 2001, which was recognized as a recovery of a bad debt and included in general and administrative expense in 2001. The Plan also provides that LCC’s general unsecured claim against Pocket will be allowed in the amount filed minus $5.0 million, or approximately $12.4 million, which is to be paid at the same percentage recovery received by the Pocket general unsecured creditors as a class (excluding certain creditors which also hold secured claims under the Plan and who have agreed to forgo recovery on the first $5.8 million in available funds) after the resolution of certain remaining disputed claims and the calculation of administrative fees and expenses of the estate. Based on the current estimates of the Official Committee of Unsecured Creditors, there is a potential of recovery on the Pocket general unsecured claims of 10% to 12% of the allowed amount. Any additional amounts recovered will be recognized if and when received. As of March 31, 2002 the Company did not carry any assets or liabilities on its books relating to Pocket; all amounts were written off in prior years.

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

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

LCC International, Inc. and Subsidiaries

For the Three Months Ended March 31, 2001 and 2002

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, without limitation, forward-looking statements regarding the Company’s ability to pursue and secure new business opportunities, its tower business, and its working capital. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings that include high level technical consulting, system design and deployment and ongoing operations and maintenance services. Since its inception in 1983, the Company has delivered wireless network solutions to more than 300 customers in over 50 countries.

      In the last two years, the Company has made several strategic decisions that have enabled it to focus on its core competency in providing end-to-end wireless services. In March 2000, the Company sold its telecommunication tower business. The Company expanded its international presence with the acquisitions of Transmast Italia in Italy and Smith Woolley Telecom in the United Kingdom. In addition, the Company maintains a minority investment in a German wireless network deployment firm.

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

      The Company’s primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived from fixed price and time and materials contracts. The Company recognizes revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts the Company recognizes revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized, as they become known and estimable. The Company recognizes revenues on time and materials contracts as the services are performed.

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

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The Company has continued to see tightened capital markets, which, among other things have contributed to a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the design and deployment and optimization of wireless networks. Many wireless carriers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are the customers that are new licensees and operator/carriers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. The slowdown in wireless telecommunications infrastructure spending caused some of the Company’s customers or potential customers to slow, postpone or reduce the scope of the deployment of new wireless networks or expansion of existing networks, which has reduced the demand for the Company’s services. This industry slowdown is occurring, as the Company needs to replace the revenue provided by the

Company’s largest client XM Satellite. This contract was substantially completed in the first quarter of 2002, and significant revenue is not anticipated from this customer for the remainder of the year.

      The slowdown in the industry and the tightened capital markets are also having an adverse impact on Plan and Design Netcare AG, a German wireless network deployment firm (“PDN”) in which the Company maintains a strategic investment. The Company acquired 15% of this firm in August 2000, with total investment in PDN totaling $4.6 million. The Company was recently notified at a PDN board meeting that PDN has concerns about its short-term liquidity. PDN is working on a corrective action plan. Should PDN fail to develop or successfully execute a corrective action plan, this could result in an impairment of the Company’s investment.

      The completion of the XM Satellite contract coupled with the industry slowdown cause the Company to anticipate revenue to further decline in the second quarter of 2002 over the first quarter of 2002. Cost reduction measures currently being taken by the Company are not sufficient to return the Company to profitability without additional growth in revenue. The Company has seen renewed customer activity lately to upgrade or enhance existing systems. Despite this renewed activity, it remains uncertain the impact, if any, and the related timing of any such impact, upon the Company’s future revenue growth opportunities.

      The most promising area for revenue growth is in Europe. This optimism is caused by the need of the European carriers to meet network building obligations associated with their 3G licenses, which represent a significant investment on their part. With the recent availability of 3G equipment in Europe, the Company expects that demand for the types of services provided by the Company will increase. While revenue from 3G networks only constituted 13.4% of the Company’s revenues for the three months ended March 31, 2002, it is expected to be an area of business growth in 2002 and in the future. In anticipation of this growth, the Company has recently acquired additional deployment capability in Europe. In December 2001, the Company acquired Transmast Italia, a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. In addition, in January 2002, the Company acquired the assets of Smith Woolley Telecom, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom. The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these recent acquisitions. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical.

Results of Operations

      The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues
	Three Months Ended
	March 31,

	2001	2002

Revenues	100.0%	100.0%
Cost of revenues	76.8	93.5

Gross profit	23.2	6.5

Operating (income) expense:
Sales and marketing	4.7	13.2
General and administrative	9.8	29.3
Tower portfolio sale and administration, net	(3.8)	—
Depreciation and amortization	1.7	4.0

Total operating (income) expense	12.4	46.5

Operating income (loss)	10.8	(40.0)

Other income (expense):
Interest income	1.3	1.7
Other	(0.1)	—

Total other income (expense)	1.2	1.7

Income (loss) from operations before income taxes	12.0	(38.3)
Provision (benefit) for income taxes	4.8	(9.2)

Net income (loss)	7.2%	(29.1)%

Three Months Ended March 31, 2002

Compared to
Three Months Ended March 31, 2001

      Revenues. Revenues for the three months ended March 31, 2002 were $17.4 million compared to $42.7 million for the prior year, a decrease of $25.3 million or 59.2%. The substantial completion of the XM Satellite contract in 2001 was the largest contributor to the decline. The XM Satellite contract generated $3.0 million of revenue for the three months ended March 31, 2002, compared to $21.3 million in the comparable quarter in 2001, a decline of $18.3 million. A large network deployment contract in the Middle East was also substantially completed in the prior year, contributing $2.4 million of the revenue decline. The balance of the revenue decline is attributed to a slowdown in wireless telecommunications infrastructure spending in the United States, in large part caused by tightening of the capital markets.

      Cost of Revenues. Cost of revenues for the three months ended March 31, 2002 was $16.3 million compared to $32.7 million for the prior year, a decrease of $16.4 million. As a percentage of total revenues, cost of revenues was 93.5% and 76.8% for 2002 and 2001, respectively. The increase in cost of revenues was caused by lower utilization of professional staff of approximately $1.8 million. The staff utilization decline was caused by the completion of several large fixed price contracts and difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. In addition, a customer with budget constraints reduced work to be performed on an existing fixed price contract, resulting in a cost increase of $0.5 million. The additional costs associated with the idle professional staff and fixed price cost growth increased cost of revenues for the three months ended March 31, 2002 by 13.2% as a percentage of revenues.

      Gross Profit. Gross profit for the three months ended March 31, 2002 was $1.1 million compared to $9.9 million for the prior year, a decrease of $8.8 million. As a percentage of total revenues, gross profit was 6.5% and 23.2% for the three months ended March 31, 2002 and 2001, respectively. The decline in gross profit margin in 2002 is primarily attributable to additional items of cost, discussed in Cost of Revenues, and contract margin declines caused by increased competition driven by a slowdown in wireless telecommunications infrastructure spending.

      Sales and Marketing. Sales and marketing expenses were $2.3 million for the three months ended March 31, 2002 compared to $2.0 million for the prior year, an increase of $0.3 million. As a percentage of total revenues, sales and marketing was 13.2% and 4.7% for 2002 and 2001, respectively. The slowdown in wireless telecommunications infrastructure spending has increased competition, particularly in the United States. To respond to competitive pressures, the Company maintained a higher level of sales and marketing expenditures despite a decline in revenues.

      General and Administrative. General and administrative expenses were $5.1 million for the three months ended March 31, 2002 compared to $4.2 million for the prior year. General and administrative expenditures in 2001 include a net benefit of $2.5 million due to the recovery of a receivable balance written-off in prior years related to a bankrupt customer. The provision for doubtful accounts increased $0.4 million in 2002 relative to the same quarter in 2001, reflecting increased difficulty collecting receivables due to tightening of capital markets and increased competition in the wireless telecommunications market. Excluding the receivable recovery and provision for bad debts, general and administrative expenditures decreased $2.0 million, reflecting cost saving initiatives and reduced administrative support requirements.

      Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of $5.2 million on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant. In 2001, the Company recognized $1.6 million of this previously deferred revenue.

      Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for both the three months ended March 31, 2002 and 2001. As a percentage of total revenues, depreciation and amortization was 4.0% and 1.7% for 2002 and 2001, respectively.

      Interest Income. Interest income was $0.3 million for the three months ended March 31, 2002 compared to $0.6 million for the prior year. Interest income in 2002 declined over 2001 reflecting a decline in yields available for short-term investments.

      Provision for Income Taxes. The provision for income taxes was recorded for the three months ended March 31, 2002 using an effective income tax rate of 24.0% compared to 40.0% for the comparable period in 2001. The decrease in the effective income tax rate in 2002 is the result of the decrease in U.S. operating results relative to the total results of worldwide operations. In addition, no tax benefits have been recorded on the losses anticipated on the overseas businesses for 2002. The effective income tax rate would have been approximately 35% in 2002 if these benefits were recorded. These foreign operating losses will be a carry forward item for income tax purposes, and the tax asset will be recognized when it can be demonstrated these tax losses can be utilized.

      Net Income. The net loss was $5.1 million for the three months ended March 31, 2002 compared to net income of $3.1 million in the prior year. The net income in 2001 was bolstered by unusual gains from the sale of the Company’s tower portfolio assets of $1.6 million and the recovery of a receivable from a bankrupt client included in general and administrative costs of $2.5 million. Excluding these items included in the prior year earnings, net income would have been $0.6 million for the three months ended March 31, 2001. The decline in revenue and associated gross profit, as discussed above, and the inability to reduce costs at the same rate as revenues declined in 2002, are the largest contributing factors to the net loss in 2002.

Liquidity and Capital Resources

      Cash combined with short-term investments at March 31, 2002 provides total liquid assets of $42.6 million compared to $53.1 million at December 31, 2001, a decrease of $10.5 million. This decrease in liquidity largely relates to $7.1 million used to purchase Smith Woolley in January 2002 and cash used in operations of $3.8 million.

      Cash used by operations was $3.8 million for the three months ended March 31, 2002, compared to $1.0 million in the prior year. The cash used from operations in 2002 was driven by 2001 bonuses paid in the first quarter of 2002 of $1.9 million and income tax payments of $1.3 million. The cash used from operating activities in 2001 was a result of increased receivables.

      Cash used by investing activities totaled $7.6 million for the three months ended March 31, 2002. The largest use of cash by investing activities was $7.1 million to acquire Smith Woolley in January 2002. Cash used in investing activity in 2001 totaled $2.7 million. Investing activity in 2001 was driven by a minority interest investment of $1.7 million in a German wireless network deployment firm.

      Working capital was $62.5 million at March 31, 2002 compared to $72.1 million at December 31, 2001, a decrease of $9.6 million. The decrease in working capital was largely due to the purchase of Smith Woolley for cash of $7.1 million, which is included in goodwill and other intangibles, a long-term asset. The Company’s primary requirement for working capital is to fund receivables relative to services performed. With the substantial completion of the XM Satellite contract, the Company expects to generate an operating loss in the current year, which will also require working capital. The Company has no material cash commitments other than obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company had no debt and did not maintain a line of credit as of March 31, 2002, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. The Company has not engaged in any off-balance sheet financing as of March 31, 2002. The Company believes it has sufficient assets and relationships with financial institutions to obtain a loan commitment should the business need arise.

      For the short-term, the Company believes it has adequate cash and short-term investments to satisfy cash requirements for the next twelve months. The Company also believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to exchange rates relates primarily to its foreign subsidiaries. Subsidiaries with material foreign currency exposure are in England, Brazil, and Egypt. For its foreign subsidiaries, exchange rates can have an impact on the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Approximately 49.4% of the Company’s revenues were generated outside the United States for the three months ended March 31, 2002; the majority of which were in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2002 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at March 31, 2002. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at March 31, 2002 compared to March 31, 2001. Consequently, the accumulated other comprehensive loss component of shareholders’ equity increased $0.1 million during the three months ended March 31, 2002. As of March 31, 2002, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $6.5 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to U.S. operations at March 31, 2002 (denominated in U.S. dollars) include Brazil in the amount of $0.3 million. The potential foreign currency translation losses from a hypothetical 10% adverse change relative to this intercompany balance would not be material. In addition, a hypothetical 10% adverse change would result in a $0.2 million decline relative to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

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

     Revenue recognition policy

      The Company’s principal source of revenues consists of design and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed price, time-certain basis. The Company recognizes revenue on fixed price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and its then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of the Company’s management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. For example, in 2001, the Company’s gross profits were decreased by $3.3 million because of increased costs to complete a project performed in the Middle East. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made.

     Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates on the uncollectability of its accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. The Company derived 68.3% of its total revenues during the quarter ended March 31, 2002, from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 84.1% of the Company’s net receivable balance as of March 31, 2002, respectively. In addition, fixed price contracts with unfavorable milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. Lastly, the Company frequently performs services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. For example, XM Satellite has billed receivable balances outstanding as of March 31, 2002 of $12.7 million and unbilled receivables of $0.5 million.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for the additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, as well as the employee’s personal tax situation. In addition, it requires interpretation of tax laws and an assessment of potential audit risk from tax authorities. Often the resolution of the tax liabilities may not occur for several years. For example, in 2001, the Company’s gross profits were decreased by $1.3 million because of an additional provision for expatriate employees reimbursed taxes. The Company has $3.5 million and $2.4 million accrued for expatriate tax obligations as of December 31, 2001 and March 31, 2002, respectively.

     Accounting for income taxes

      As part of the process of preparing the Company’s consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which the Company operates. This process requires estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $5.9 million as of March 31, 2002, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of foreign net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event the actual results differ from these estimates the Company may need to increase or decrease its valuation allowance which could have a material impact on its financial position and results of operations. The net deferred tax assets, as of March 31, 2002 was $3.7 million, net of a valuation allowance of $5.9 million.

     Impairment of investments in affiliates

      The Company maintains investments in affiliates of $5.2 million as of December 31, 2001 and March 31, 2002. These investments are accounted for at cost. Factors considered to determine whether these investments in affiliates are impaired include the unaudited financial results of the affiliated companies and availability of equity transactions with independent third parties in these affiliates. For example, the Company was recently notified at a PDN board meeting that PDN has concerns about its short-term liquidity. PDN is working on a corrective action plan. Should PDN fail to develop or successfully execute a corrective action plan, this could lead to an impairment of the Company’s investment.

Related Party Transactions

      The Company provided services to Telcom Ventures and various other companies that are majority owned, or controlled by, Telcom Ventures or its members. The Company’s relationship with Telcom Ventures may result in potential conflicts of interest. Revenues from Telcom Ventures are not material, providing 0.1% in 2001 of revenues and none in the first quarter of 2002.

      During 2001 and 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Revenues earned during the first quarter of 2001 and 2002 for services provided to XM Satellite were $21.3 million and $3.0 million, respectively. Receivables from XM Satellite were $13.0 million and $ 12.7 million at December 31, 2001 and March 31, 2002, respectively.

Recent Accounting Pronouncements

      On January 1, 2002, the Company adopted FASB SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their estimated useful lives to their residual values, and be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 142 did not have a significant impact on the Company’s financial condition and results of operations.

      On January 1, 2002, the Company adopted FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The statement addresses the accounting and reporting of a disposal of a segment and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial condition and results of operations.

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

Date: May 10, 2002