Form 10-Q
period 2002-06-30
LCC INTERNATIONAL INC
filed 2002-08-14
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission file number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2002, the registrant had outstanding 14,610,644 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 6,318,874 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2002

INDEX

		Page
		Number

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2002, (unaudited)	3
	Condensed consolidated balance sheets as of December 31, 2001 (audited) and June 30, 2002 (unaudited)	4
	Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2002 (unaudited)	5
	Notes to condensed consolidated financial statements	6
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings	23
ITEM 2:	Changes in Securities	23
ITEM 3:	Defaults Upon Senior Securities	23
ITEM 4:	Submission of Matters to a Vote of Security Holders	23
ITEM 5:	Other Information	24
ITEM 6:	Exhibits and Reports on Form 8K	24

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

REVENUES	$29,532	$12,219	$72,187	$29,617
COST OF REVENUES	24,654	10,724	57,401	26,994

GROSS PROFIT	4,878	1,495	14,786	2,623

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,612	1,951	3,618	4,246
General and administrative	2,449	2,084	6,636	7,189
Restructuring charge	—	10,030	—	10,030
Gain on sale of tower portfolio and administration, net	(718)	(2,000)	(2,323)	(2,000)
Depreciation and amortization	745	756	1,465	1,447

	4,088	12,821	9,396	20,912

OPERATING INCOME (LOSS)	790	(11,326)	5,390	(18,289)

OTHER INCOME (EXPENSE):
Interest income	497	208	1,086	510
Other	(139)	(5,201)	(188)	(5,199)

	358	(4,993)	898	(4,689)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,148	(16,319)	6,288	(22,978)
PROVISION (BENEFIT) FOR INCOME TAXES	459	(5,075)	2,515	(6,673)

NET INCOME (LOSS)	$689	$(11,244)	$3,773	$(16,305)

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$(0.54)	$0.18	$(0.79)

Diluted	$0.03	$(0.54)	$0.18	$(0.79)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET
INCOME (LOSS) PER SHARE:
Basic	20,516	20,708	20,469	20,728

Diluted	20,595	20,708	20,929	20,728

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	June 30,
	2001	2002

	(Audited)	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$52,658	$43,062
Short-term investments	484	505
Receivables, net of allowance for doubtful accounts of $2,048 and $2,601 at December 31, 2001 and June 30, 2002, respectively:
Accounts receivable	27,367	18,828
Unbilled receivables	10,240	6,171
Deferred income taxes, net	2,724	6,572
Prepaid expenses and other current assets	1,607	1,191
Prepaid income taxes	2,632	7,468

Total current assets	97,712	83,797
Property and equipment, net	5,730	4,001
Investments	5,162	—
Deferred income taxes, net	2,038	1,441
Goodwill and other intangibles	637	9,023
Other assets	952	981

	$112,231	$99,243

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,840	$4,264
Accrued expenses	5,791	4,828
Accrued employee compensation and benefits	10,323	6,069
Deferred revenue	640	264
Income taxes payable	2,788	2,791
Other current liabilities	2,196	3,421

Total current liabilities	25,578	21,637
Other liabilities	849	4,979

Total liabilities	26,427	26,616

Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 12,271 and 14,601 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	123	146
Class B common stock, $0.01 par value:
20,000 shares authorized; 8,407 and 6,319 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	84	63
Paid-in capital	92,428	94,072
Accumulated deficit	(1,409)	(17,714)
Notes receivable from shareholders	(2,325)	(1,625)

Subtotal	88,901	74,942
Accumulated other comprehensive loss — foreign currency translation adjustments	(3,097)	(2,315)

Total shareholders’ equity	85,804	72,627

	$112,231	$99,243

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$3,773	$(16,305)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,465	1,447
Provision for doubtful accounts	1,733	632
Impairment of assets	—	5,139
Restructuring charge	—	10,030
Gain on sale of tower portfolio	(2,323)	(2,000)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	2,865	14,150
Accounts payable and accrued expenses	(6,865)	(7,747)
Other current assets and liabilities	(509)	(7,076)
Other non-current assets and liabilities	(1,374)	(800)

Net cash used in operating activities	(1,235)	(2,530)

Cash flows from investing activities:
(Purchases) sales of short term investments	51	(21)
Purchases of property and equipment	(1,604)	(753)
Proceeds from sale of property and equipment	(93)	31
Investments	(1,732)	—
Business acquisition	—	(7,146)

Net cash used in investing activities	(3,378)	(7,889)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	298	14
Proceeds from exercise of options	263	109
Repayment of loan from shareholder	—	700

Net cash provided by financing activities	561	823

Net decrease in cash and cash equivalents	(4,052)	(9,596)
Cash and cash equivalents at beginning of period	22,271	52,658

Cash and cash equivalents at end of period	$18,219	$43,062

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$—	$—
Income taxes	$3,698	$1,414

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

      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the quarterly report on Form 10-Q for the period ended March 31, 2002. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

      In July 2002, FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. The statement provides specific guidance for the recognition, measurement and reporting of costs associated with exiting an activity or disposing of a long-lived asset, including restructuring charges that the Company currently accounts for under EITF Issue No. 94-3, Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company plans to adopt SFAS No. 146 in January 2003 and is evaluating the impact of the new standard.

Note 4:  Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2001 and 2002. Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2002 is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net income (loss)	$689	$(11,244)	$3,773	$(16,305)

Other comprehensive income (loss), before tax	(170)	1,204	(870)	1,101
Income tax provision (benefit) related to items of comprehensive income (loss)	(68)	344	(348)	319

Other comprehensive income (loss), net of tax	(102)	860	(522)	782

Comprehensive income (loss)	$587	$(10,384)	$3,251	$(15,523)

Note 5:     Accounts Receivable

	December 31, 2001	June 30, 2002

Trade accounts receivable	$28,342	$21,240
Due from related parties:
Telcom Ventures	437	140
Employee and other receivables	636	49
Allowance for doubtful accounts	(2,048)	(2,601)

	$27,367	$18,828

      The Company’s ten largest customers constituted 87.6% and 83.3% of the Company’s net receivables balance as of June 30, 2002 and December 31, 2001, respectively. The Company frequently performs work for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. The Company considers three of the Company’s ten largest customers to be development stage customers. These customers, XM Satellite, Orascomm Telecom in Algeria, and NorthCoast Communications, had outstanding receivable balances in the aggregate at December 31, 2001 and June 30, 2002 of $20.8 million and $11.3 million, respectively.

Note 6:     Restructuring Charge

      During the second quarter of 2002, the Company adopted a restructuring plan and recorded a restructuring charge of $10.0 million. The restructuring plan was in response to the low utilization of professional employees caused by the recent completion of several large fixed price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million, which included $1.5 million in written-off leasehold improvements related to the excess space. The Company has paid out approximately $0.6 million in severance and $0.6 million in facility costs as of June 30, 2002. The Company has also written-off leasehold improvements aggregating $1.5 million as of June 30, 2002. The Company anticipates $3.2 million of the restructuring charge to be paid out in the next twelve months and therefore, it is included in other current liabilities. The balance of the restructuring charge of $4.1 million is for expected future losses on facilities and is recorded in other liabilities, as a long-term liability on the accompanying condensed consolidated balance sheet.

Note 7:     Impairment of Assets

      In June 2000, the Company acquired 18.2% of Mobilocity, Inc. (“Mobilocity”) which was diluted to less than 3 percent as Mobilocity continued to raise additional capital. During the second quarter of 2002, the Company evaluated its investment in Mobilocity to determine if an impairment loss had occurred. Mobilocity has implemented a voluntary liquidation plan, leading the Company to determine the investment is probably not recoverable and to record a $0.5 million impairment charge.

      The Company has invested a total of $4.6 million ($2.9 million in August 2000 and $1.7 million in February 2001) to maintain its 15.0% interest in Plan + Design Netcare AG (“PDN”). The Company used the cost method to account for this investment. PDN, and its operating subsidiary, have filed for insolvency protection. During the second quarter of 2002, the Company evaluated this investment and determined that the investment is probably not recoverable and recorded a $4.6 million impairment charge.

Note 8:     Business Combinations

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

      Allocation of the purchase price to the assets acquired and liabilities assumed for this acquisition was finalized during the second quarter of 2002. The net assets and liabilities acquired and assumed amounted to $0.7 million. The Company utilized an independent valuation firm to assist in the allocation of the purchase price between intangible assets and goodwill. Goodwill recognized in the acquisition amounted to $5.9 million. Other intangible assets acquired amounted to $2.0 million. Other intangible assets, including contract backlog, customer relationships, and the Smith Woolley trade name, are amortized over two to five years depending on the estimated remaining useful lives. The Company recognized $0.2 million in amortization expense for the intangible assets from the date of purchase through June 30, 2002. The Company expects amortization expense on the acquired intangible assets to be $0.3 million for the remainder of 2002 and $0.6 million for 2003, $0.3 million for 2004 through 2006, and $0.02 million in 2007. Goodwill and other intangibles will be evaluated annually for possible impairment under the provisions of SFAS No. 142.

Note 9:     Tower Portfolio Sale and Administration

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

      On January 25, 2002, the Company entered into a settlement agreement with Pinnacle. Pursuant to the agreement, the Company received $2.0 million in cash to satisfy Pinnacle’s obligations under the Tower Services Agreement. This gain was recognized in the second quarter of 2002, when all uncertainties related to any potential claims against the payment received were resolved. In addition, the Company paid Pinnacle $2.0 million to satisfy all remaining obligations under the Master Antenna Site Lease. This payment reduced the $2.0 million deferred gain the Company included in other current liabilities on the December 31, 2001 consolidated balance sheet.

Note 10:     Related Party Transactions

      During 2001 and the first half of 2002, the Company provided services to Telcom Ventures and various other companies majority owned, or controlled by, Telcom Ventures or its members. Revenues from Telcom Ventures were 0.1% of 2001 revenues and none in the first half of 2002. Receivables from these related parties were $19,000 at December 31, 2001 and June 30, 2002 and are included in accounts receivable in the accompanying consolidated balance sheets. Also included accounts receivable are employee and travel advances aggregating approximately $89,000 and $108,000 at December 31, 2001 and June 30, 2002, respectively.

      During 2001 and the first half of 2002, the Company made certain payments on behalf of Telcom Ventures that consisted primarily of fringe benefit and payroll service-related payments. At December 31, 2001 and June 30, 2002, outstanding amounts associated with these payments totaled $0.4 million and $0.1 million, respectively, and were included in accounts receivable within the accompanying condensed consolidated balance sheets.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures. The original note was payable over five years with equal annual principal payments over the term. Interest accrued at the rate of LIBOR, plus 1.75%. The Company received the final payment of principal and accrued interest of approximately $0.8 million during the first quarter of 2002 in satisfaction of the note.

      During 2001 and the first half of 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Dr. Singh is also a former member of the XM Satellite board of directors. Revenues earned for services provided to XM Satellite were $13.7 million and $0.3 million for the second quarter of 2001 and 2002, respectively. For the six months ended June 30, 2001 and 2002, revenues earned from XM Satellite were $35.0 million and $3.3 million, respectively. Receivables due from XM Satellite were $13.0 million and $7.5 million at December 31, 2001 and June 30, 2002, respectively.

Note 11:     Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these maters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

Note 12:     Segment Information

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

      Segment detail is summarized as follows (in thousands):

			Tower Ownership
	Services		and Management		Segment Total

	2001	2002	2001	2002	2001	2002

Six Months Ended June 30,
Revenues:
From external customers	$72,187	$29,617	$—	$—	$72,187	$29,617
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$72,187	$29,617	$—	$—	$72,187	$29,617

Net income (loss)	$5,270	$(12,129)	$1,395	$1,540	$6,625	$(10,589)

Total assets	$55,743	$47,707	$570	$—	$56,313	$47,707

			Tower Ownership
	Services		and Management		Segment Total

	2001	2002	2001	2002	2001	2002

Three Months Ended June 30,
Revenues:
From external customers	$29,532	$12,219	$—	$—	$29,532	$12,219
Inter-segment revenue	—	—	—	—	—	—

Total revenue	$29,532	$12,219	$—	$—	$29,532	$12,219

Net income (loss)	$1,629	$(8,131)	$472	$1,540	$2,101	$(6,591)

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Segment total	$2,101	$(6,591)	$6,665	$(10,589)
Unallocated corporate expenditures	(1,412)	(4,653)	(3,167)	(5,716)
Eliminations	—	—	275	—

Consolidated net income (loss)	$689	$(11,244)	$3,773	$(16,305)

Note 13:     Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provides that the Company’s claim against DCR will be allowed in the amount of $5.0 million. The Company received payment of $5.0 million on April 11, 2001 which has been recognized as a recovery of a bad debt during the quarter ended June 30, 2001 and was recorded as a reduction in general and administrative expense. The Plan also provided that the Company’s general unsecured claim against Pocket would be allowed. The Company received $1.6 million as final settlement for the Pocket claim during the second quarter of 2002. The Company recorded the receipt as a recovery of bad debt and as a reduction in general and administrative expense during the quarter.

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

Note 14:     Subsequent Events

      On July 9, 2002, the Company’s subsidiary, LCC United Kingdom Limited (“LCC UK”) acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V.(“Detron”), a newly-formed corporation organized under the laws of the Netherlands. Detron specializes in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. LCC UK acquired the shares of Detron from Westminster Capital BV (“Westminster”) for EUR 1,454,000 ($1.4 million) in cash paid at closing. Additional purchase price of up to EUR 468,000 in cash will be payable if Detron meets performance targets based upon revenues and earnings before taxes for the period May through December 2002 (the “Earnout Payment”). The Earnout Payment, if any, will be made on the earlier of (a) the date on which Detron’s accountants have completed their review of Detron’s financial statements for 2002 or (b) March 31, 2003. The closing portion of the purchase price was funded from the Company’s cash accounts and it is contemplated that any Earnout Payment will be similarly funded.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

LCC International, Inc. and Subsidiaries

For the Three and Six Months Ended June 30, 2001 and 2002

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

      In the last two years, the Company has made several strategic decisions that have enabled it to focus on its core competency in providing end-to-end wireless services. In March 2000, the Company sold its telecommunication tower business. The Company expanded its international presence with the acquisitions of Transmast Italia in Italy and Smith Woolley Telecom in the United Kingdom. In addition, the Company acquired 51 percent of Detron LCC Network Services B.V. in the Netherlands in July 2002.The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of growth in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; and (4) the increasing complexity of wireless systems in operation.

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

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The Company has continued to see tightened capital markets, which among other things have contributed to a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the design and deployment and optimization of wireless networks. Many wireless carriers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are the customers that are new licensees and operator/carriers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. The slowdown in wireless telecommunications infrastructure spending caused some of the Company’s customers or potential customers to slow, postpone or reduce the scope of the deployment of new wireless networks or expansion of existing networks, which has reduced the demand for the Company’s services. This industry slowdown is occurring, as the Company needs to replace the revenue provided by the

Company’s largest client XM Satellite. This contract was substantially completed in the first quarter of 2002, and significant revenue is not anticipated from this customer for the remainder of year.

      The completion of the XM Satellite contract coupled with the industry slowdown caused revenue to further decline in the second quarter of 2002 over the first quarter of 2002. Additionally, the need to replace revenue and the difficult marketplace has caused gross profit as a percentage of total revenues to decline. Cost reduction measures currently being taken by the Company are not sufficient to return the Company to profitability without additional growth in revenue. The Company has seen renewed customer activity lately to upgrade or enhance existing systems. Despite this renewed activity, it remains uncertain the impact, if any, and the related timing of any such impact, upon the Company’s future revenue growth opportunities.

      The most promising area for revenue growth is in Europe. This optimism is caused by the need of the European carriers to meet network-building obligations associated with their 3G licenses, which represent a significant investment on their part. With the recent availability of 3G equipment in Europe, the Company expects that demand for the types of services provided by the Company will increase. While revenue from 3G networks only constituted 14.8% of the Company’s revenues for the six months ended June 30, 2002, it is expected to be an area of business growth in 2002 and in the future. In anticipation of this growth, the Company has recently acquired additional deployment capability in Europe. In December 2001, the Company acquired Transmast Italia, a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. In January 2002, the Company acquired the assets of Smith Woolley Telecom, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom. In July 2002, the Company acquired 51% of Detron LCC Network Services B.V., a newly formed company specializing in the provision, of deployment, management and maintenance services to the wireless industry in the Netherlands. The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these recent acquisitions. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical. These contracts typically contain payment terms that are less favorable, and consequently require greater working capital than has historically been required by the Company.

Results of Operations

      The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.5	87.8	79.5	91.1

Gross profit	16.5	12.2	20.5	8.9

Operating (income) expense:
Sales and marketing	5.5	16.0	5.0	14.3
General and administrative	8.3	17.0	9.2	24.3
Restructuring charge	—	82.1	—	33.9
Tower portfolio sale and administration, net	(2.4)	(16.4)	(3.2)	(6.8)
Depreciation and amortization	2.5	6.2	2.0	4.9

Total operating (income) expense	13.9	104.9	13.0	70.6

Operating income (loss)	2.6	(92.7)	7.5	(61.7)

Other income (expense):
Interest income	1.7	1.7	1.5	1.7
Other	(0.5)	(42.6)	(0.3)	(17.6)

Total other income (expense)	1.2	(40.9)	1.2	(15.9)

Income (loss) from operations before income taxes	3.8	(133.6)	8.7	(77.6)

Provision (benefit) for income taxes	1.6	(41.5)	3.5	(22.5)

Net income (loss)	2.2%	(92.1)%	5.2%	(55.1)%

Three Months Ended June 30, 2001

Compared to
Three Months Ended June 30, 2002

      Revenues. Revenues for the three months ended June 30, 2002 were $12.2 million compared to $29.5 million for the prior year, a decrease of $17.3 million or 58.6%. The substantial completion of the Company’s deployment contract with XM Satellite Radio, Inc. (“XM Satellite contract”) in 2001 was the largest contributor to the decline. The XM Satellite contract contributed $13.4 million of the revenue decline. The balance of the revenue decline is largely attributed to a slowdown in wireless telecommunications infrastructure spending, with the largest decline in the United States of $5.5 million.

      Cost of Revenues. Cost of revenues for the three months ended June 30, 2002 was $10.7 million compared to $24.7 million for the prior year, a decrease of $14.0 million. As a percentage of total revenues, cost of revenues was 87.8% and 83.5% for the three months ended June 30, 2002 and 2001, respectively. Cost of revenues was higher in each year for selected costs. For 2002 cost of revenues as a percentage of total revenues increased because of lower utilization of professional staff by 5.8% ($0.7 million). In 2001, as a percentage of total revenues, cost of revenues increased because of a change in estimated contract costs to complete a large, fixed price contract in the Middle East by 7.5% ($2.2 million), and an additional provision for expatriate employee reimbursed taxes by 4.4% ($1.3 million). After adjusting for all these items, cost of revenues as a percentage of revenues, was 82.0% and 71.6% for the three months ended June 30, 2002 and 2001, respectively. Cost of revenues increased in 2002 as a percentage of revenues because of reductions in gross profit, discussed below.

      Gross Profit. Gross profit for the three months ended June 30, 2002 was $1.5 million compared to $4.9 million for the prior year, a decrease of $3.4 million. The reduced level of sales in 2002 resulted in reduced gross profit. Gross profit as a percentage of revenue, or gross profit margin, has declined. The gross profit margin was 12.2% and 16.5% for the three months ended June 30, 2002 and 2001, respectively. Excluding the additional items of cost, discussed in cost of revenues, gross profit margins would have been 18.0% and 28.4% for the three months ended June 30, 2002 and 2001, respectively. The gross profit margin decline in 2002 was largely driven by price reductions in response to increased competition caused by a slowdown in wireless telecommunications infrastructure spending. The decline in revenue also contributed to the gross profit margin decline, since some costs of sales, such as shared management and infrastructure costs remains relatively fixed.

      Sales and Marketing. Sales and marketing expenses were $2.0 million for the three months ended June 30, 2002 compared to $1.6 million for the prior year, an increase of $0.4 million. The increase in sales and marketing is largely related to increased business development activity in the Asia Pacific region. As a percentage of total revenues, sales and marketing was 16.0% and 5.5% for 2002 and 2001, respectively. The slowdown in wireless telecommunications infrastructure spending has increased competition. To respond to competitive pressures, the Company has maintained a higher level of sales and marketing expenditures despite the decline in revenues.

      General and Administrative. General and administrative expenses were $2.1 million for the three months ended June 30, 2002 compared to $2.4 million for the prior year. General and administrative expenditures in the second quarter of both 2001 and 2002 received an unusual benefit relative to recoveries of receivables from bankrupt clients. The benefit recognized from bankruptcy recoveries was $1.6 million and $5.0 million for the three months ended June 30, 2002 and 2001, respectively. The benefit from bad debt recoveries received in 2001 was partially offset by an increase in the provision for doubtful accounts of $1.5 million, largely driven by new bankruptcies. Excluding the receivable recoveries and provision for bad debts, general and administrative expenditures decreased $2.3 million or 37.8% for the three months ended June 30, 2002 compared to the same quarter in the prior year. This cost reduction reflects cost saving initiatives and reduced administrative support requirements.

      Restructuring Charge. A restructuring charge of $10.0 million was recorded for the three months ended June 30, 2002 pursuant to a restructuring plan adopted by the Company. The plan was formulated to respond to the low utilization of professional employees caused by the recent completion of several large fixed price contracts and the difficulty in obtaining new contracts as a result of a slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses were approximately

$1.0 million and resulted in a work force reduction of approximately 140 people. Additionally, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million.

      Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant or otherwise satisfied. The Company recognized $2.0 million and $0.7 million of this previously deferred gain, for the three months ended June 30, 2002 and 2001, respectively.

      Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for both the three months ended June 30, 2002 and 2001. Depreciation expense declined $0.3 million for the three months ended June 30, 2002 compared to the same quarter in the prior year. The decline in depreciation expense was offset by amortization expense relative to capitalized intangibles incurred in connection with the purchase of Smith Woolley Telecom in January 2002.

      Interest Income. Interest income was $0.2 million for the three months ended June 30, 2002 compared to $0.5 million for the prior year. Interest income in 2002 declined over 2001 reflecting a decline in yields available for short-term investments.

      Other Income (Expense). Other expense for the three months ended June 30, 2002 contained an impairment charge of $5.1 million. This charge relates to the entire investment the Company made in 2000 relative to investments in two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both firms have entered into statutory or voluntary liquidation plans during the second quarter of 2002. In both cases, no proceeds are anticipated to be returned to shareholders.

      Provision (Benefit) for Income Taxes. The provision for income taxes was recorded for the three months ended June 30, 2002 using an effective income tax rate of 31.1% compared to 40.0% for the comparable period in 2001. Since 2002 has a pre-tax loss, the lower the effective tax rate, the lower the tax benefit, where the opposite is true in 2001, when the Company had pre-tax income. Both the 2001 and 2002 effective tax rates are unfavorable when compared to the statutory federal tax rate of 35.0%. This reduced tax benefit occurs because the Company is recording no tax benefit on anticipated losses outside the United States. These foreign operating losses will be a carry forward item for income tax purposes, and the tax asset will be recognized when it can be demonstrated these tax losses can be utilized. The effective tax rate of 31.1% for the three months ended June 30, 2002 reflects a change in the annual anticipated effective tax rate to 29.0%.

      Net Income (Loss). The net loss was $11.2 million for the three months ended June 30, 2002 compared to net income of $0.7 million in the prior year. The restructuring charge of $10.0 million coupled with the impairment charge of $5.1 million included in other expense, contributed to $10.7 million of the loss on an after-tax basis in the second quarter of 2002. The operating loss and the business requirement for a restructuring charge are a result of the reduced revenue and gross profit in 2002 compared to 2001.

Six Months Ended June 30, 2001

Compared to
Six Months Ended June 30, 2002

      Revenues. Revenues for the six months ended June 30, 2002 were $29.6 million compared to $72.2 million for the prior year, a decrease of $42.6 million or 59.0%. The substantial completion of the XM Satellite contract in 2001 was the largest contributor to the decline. The XM Satellite contract contributed $31.7 million of the revenue decline. The balance of the revenue decline is largely attributed to a slowdown in wireless telecommunications infrastructure spending, with the largest decline in the United States of $10.9 million.

      Cost of Revenues. Cost of revenues for the six months ended June 30, 2002 was $27.0 million compared to $57.4 million for the prior year, a decrease of $30.4 million. As a percentage of total revenues, cost of revenues was 91.1% and 79.5% for the six months ended June 30, 2002 and 2001, respectively. Cost of revenues was higher in each year for selected costs. The increase in cost of revenues in 2002, as a percentage of total revenues, was caused by lower utilization of professional staff of approximately 8.5% ($2.5 million), and a fixed price contract cost growth of 1.7% ($0.5 million) caused by a reduction in a fixed price contract value. The staff utilization decline was caused by the completion of several large fixed price contracts and difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. In 2001, as a percentage of total revenues, cost of revenues increased because of a change in estimated contract costs to complete a large, fixed price contract in the Middle East by 3.1% ($2.2 million), an additional provision for expatriate employee reimbursed taxes of 1.8% ($1.3 million), and lower utilization of professional staff of 0.8% ($0.6 million). After adjusting for these selected costs, cost of revenues as a percentage of total revenues was 80.9% and 73.8% for the six months ended June 30, 2002 and 2001, respectively. Cost of revenues increased in 2002 as a percentage of revenues because of reductions in gross profit, discussed below.

      Gross Profit. Gross profit for the six months ended June 30, 2002 was $2.6 million compared to $14.8 million for the prior year, a decrease of $12.2 million. The reduced level of sales in 2002 resulted in reduced gross profit. Gross profit as a percentage of revenue, or gross profit margin, has declined. The gross profit margin was 8.9% and 20.5% for the six months ended June 30, 2002 and 2001, respectively. Excluding the additional items of cost, discussed in cost of revenues, gross profit margins would have been 19.1% and 26.2% for the six months ended June 30, 2002 and 2001, respectively. The gross profit margin decline in 2002 compared to 2001 was largely driven by price reductions to respond to increased competition caused by a slowdown in wireless telecommunications infrastructure spending. The decline in revenue also contributed to the gross profit margin decline, since some costs of sales, such as shared management and infrastructure costs remains relatively fixed.

      Sales and Marketing. Sales and marketing expenses were $4.2 million for the six months ended June 30, 2002 compared to $3.6 million for the prior year, an increase of $0.6 million. The increase in sales and marketing is largely related to increased business development activity in the Asia Pacific region. As a percentage of total revenues, sales and marketing was 14.3% and 5.0% for 2002 and 2001, respectively. The slowdown in wireless telecommunications infrastructure spending has increased competition. To respond to competitive pressures, the Company has maintained a higher level of sales and marketing expenditures despite the decline in revenues.

      General and Administrative. General and administrative expenses were $7.2 million for the six months ended June 30, 2002 compared to $6.6 million for the prior year. General and administrative expenditures for the first half of both 2001 and 2002 received an unusual benefit relative to recoveries of receivables from bankrupt clients. The benefit recognized from bankruptcy recoveries was $1.6 million and $7.5 million for the six months ended June 30, 2002 and 2001, respectively. The benefit from bad debt recoveries in 2001 was partially offset by an increase in the provision for doubtful accounts of $1.6 million largely driven by new bankruptcies. The provision of doubtful accounts was $0.6 million for the six months ended June 30, 2002. Excluding the receivable recoveries and provision for bad debt general and administrative expenditures decreased $4.3 million or 34.4% for the six months ended June 30, 2002 compared to the prior year. This cost reduction reflects cost saving initiatives and reduced administrative support requirements.

      Restructuring Charge. A restructuring charge of $10.0 million was recorded for the six months ended June 30, 2002 pursuant to a restructuring plan adopted by the Company. The plan was formulated to respond to the low utilization of professional employees caused by successful completion of several large fixed price contracts and difficulty in obtaining new contracts as a result of a slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated costs was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. Additionally, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million.

      Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant or otherwise satisfied. The Company recognized $2.0 million and $2.3 million of this previously deferred gain, for the six months ended June 30, 2002 and 2001, respectively.

      Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for both the six months ended June 30, 2002 and 2001. Depreciation expense declined $0.3 million for the six months ended June 30, 2002 compared to the same period in the prior year. The decline in depreciation expense was offset by amortization expense relative to capitalized intangibles incurred in connection with the purchase of Smith Woolley Telecom in January 2002.

      Interest Income. Interest income was $0.5 million for the six months ended June 30, 2002 compared to $1.1 million for the prior year. Interest income in 2002 declined over 2001 reflecting a decline in yields available for short-term investments.

      Other Income (Expense). Other expense for the six months ended June 30, 2002 contained an impairment charge of $5.1 million. This charge relates to the entire investment the Company made in 2000 relative to investments in two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both firms have entered into statutory or voluntary liquidation plans during the second quarter of 2002. In both cases, no proceeds are anticipated to be returned to shareholders.

      Provision (Benefit) for Income Taxes. The provision for income taxes was recorded for the six months ended June 30, 2002 using an effective income tax rate of 29.0% compared to 40.0% for the comparable period in 2001. Since 2002 has a pre-tax loss, the lower the effective tax rate the lower the tax benefit where the opposite is true in 2001, when the Company had pre-tax income. Both the 2001 and 2002 effective tax rates are unfavorable when compared to the statutory federal tax rate of 35%. This reduced tax benefit occurs because the Company is recording no tax benefit on anticipated losses outside the United States. These foreign operating losses will be a carry forward item for income tax purposes, and the tax asset will be recognized when it can be demonstrated these tax losses can be utilized.

      Net Income (Loss). The net loss was $16.3 million for the six months ended June 30, 2002 compared to net income of $3.8 million in the prior year. Excluding the unusual items discussed above: tower gains, restructuring charge, impairment charge (included in other expense), and receivable recoveries (included in general and administrative) the loss was $8.1 million and $2.1 million, for the six months ended June 30, 2002 and 2001, respectively. The decline in revenue and associated gross profit and the inability to reduce costs at the same rate as revenues declined in 2002, are the largest contributing factors to the increased loss in 2002.

Liquidity and Capital Resources

      Cash combined with short-term investments as June 30, 2002 provides total liquid assets of $43.6 million compared to $53.1 million at December 31, 2001, a decrease of $9.5 million. The decrease in liquidity largely relates to $7.1 million used to purchase Smith Woolley Telecom in January 2002 and cash used in operations of $2.5 million.

      Cash used in operating activities was $2.5 million for the six months ended June 30, 2002, compared to $1.2 million in the prior year. The pre-tax loss of $23.0 million for the six months ended June 30, 2002 contains $13.9 million of expenses that did not require a current outlay of cash and $6.6 million of cash collected from receivables in excess of payables. Expenditures that did not include cash during the six months ended June 30, 2002 include an impaired asset charge ($5.1 million), written-off leasehold improvements included in the restructuring charge ($1.5 million), and a portion of the restructuring charge in which payment was deferred ($7.3 million). Cash used in operating activities in 2001 was largely the result of expenses paid that were accrued at December 31, 2000.

      Cash used by investing activities totaled $7.9 million for the six months ended June 30, 2002. The largest use of cash by investing activities was $7.1 million to acquire Smith Woolley in January 2002 and purchases of property and equipment of $0.8 million. Cash used in investing activity in 2001 totaled $3.4 million. The investing activity in 2001 was largely related to an additional investment of $1.7 million in a German wireless deployment firm and purchases of property and equipment for $1.6 million.

      Working capital was $62.2 million at June 30, 2002 compared to $72.1 million at December 31, 2001, a decrease of $9.9 million. The decrease in working capital was largely related to the purchase of Smith Woolley for cash of $7.1 million and net cash used in operating activities of $2.5 million. The Company’s primary requirement for working capital is to fund receivables relative to services performed. With the substantial completion of the XM Satellite contract, the Company expects to generate an operating loss in the current year, which will also require working capital. Additionally, the Company has seen a slowdown in receivable payments and increasingly seen less favorable payment terms available in the current marketplace, further increasing working capital requirements. The Company has no material cash commitments other than obligations under its operating leases, which are primarily office space. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company had no debt and did not maintain a line of credit as of June 30, 2002, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. Additionally, the Company believes that a large outstanding receivable balance with XM Satellite of $7.5 million as of June 30, 2002, related to work performed prior to the current quarter will generate additional liquidity during the current year. The Company has not engaged in any off-balance sheet financing as of June 30, 2002. The Company believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to exchange rates relates primarily to its foreign subsidiaries. Subsidiaries with material foreign currency exposure are in England, Italy, Brazil, and Egypt. Additionally, the Company’s subsidiary in England maintains branches in Europe and Africa in which the Company receives payment in Euros. Exchange rates can have an impact on the U.S. dollar value of the subsidiaries reported earnings and the intercompany transactions with the subsidiaries.

      Approximately 48.8% of the Company’s revenues were generated outside the United States for the six months ended June 30, 2002; the majority of which were in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2002 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries were translated into United States dollars at the exchange rate in effect at June 30, 2002. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The dollar was weaker relative to many of the foreign currencies at June 30, 2002 compared to December 31, 2001. Consequently, the accumulated other comprehensive loss component of shareholders’ equity decreased $0.8 million during the six months ended June 30, 2002. As of June 30, 2002, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $6.6 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to U.S. operations at June 30, 2002 (denominated in U.S. dollars) include Brazil in the amount of $0.7 million. The potential foreign currency translation losses from a hypothetical 10% adverse change relative to this intercompany balance would not be material. In addition, a hypothetical 10% adverse change would result in a $0.07 million decline relative to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

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

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts and accrual of expatriate taxes;

•	Accounting for income taxes;

•	Impairment of long-lived assets and investments in affiliates; and

•	Restructuring charge

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

     Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates on the uncollectability of its accounts receivables. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. The Company derived 66.4% of its total revenues during the quarter ended June 30, 2002, from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 87.6% of the Company’s net receivable balance as of June 30, 2002, respectively. In addition, fixed price contracts with unfavorable milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. Lastly, the Company frequently performs services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. The Company considers three of the Company’s ten largest customers to be development stage customers. The customers, XM Satellite, Orascomm Telecom in Algeria, and NorthCoast Communications, had outstanding receivable balances in the aggregate at December 31, 2001 and June 30, 2002 of $20.8 million and $11.3 million, respectively.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, and the employee’s personal tax situation. In addition, it requires interpretation of tax laws, an assessment of potential audit risk from tax authorities, and often the resolution of the tax liabilities may not occur for several years. For example, in 2001, the Company’s gross profits were decreased by $1.3 million because of an additional provision for expatriate employees reimbursed taxes. The Company had $3.5 million and $2.9 million accrued for expatriate tax obligations as of December 31, 2001 and June 30, 2002, respectively.

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

      Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has excluded from the 2002 tax provision $0.7 million for the six months ended June 30, 2002, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of foreign net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event the actual results differ from these estimates the Company may need to increase or decrease its valuation allowance which could materially impact its financial position and results of operations. The net deferred tax assets, as of June 30, 2002 was $8.0 million.

     Impairment of investments in affiliates

      The Company maintained investments in affiliates of $5.1 million as of December 31, 2001. These investments were made in 2000 relative to two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both investments were accounted for at cost. Mobilocity has implemented a voluntary liquidation plan. Plan + Design Netcare AG and its operating subsidiary have filed for insolvency protection. Based upon the voluntary liquidation plans and insolvency filings, the Company has determined these investments are probably not recoverable and recorded an impairment charge of $5.1 million.

     Restructuring charge

      The Company recorded a restructuring charge during the second quarter of 2002. Included in this restructuring charge of $10.0 million was a charge for excess facilities aggregating $9.0 million. This facility charge significantly relates to leased office space, which the Company believes it will no longer occupy. The facility charge takes the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate the space will be subleased at, and broker fees or other costs necessary to market the space. These real estate judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes $9.8 million will be derived in sublease income, for which the Company does not currently have a subtenant.

Related Party Transactions

      The Company provided services to Telcom Ventures and various other companies that are majority owned, or controlled by, Telcom Ventures or its members. The Company’s relationship with Telcom Ventures may result in potential conflicts of interest Revenues from Telcom Ventures were 0.1% of 2001 revenues and none in 2002.

      During 2001 and 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Dr. Singh also is a former member of the XM Satellite board of directors. Revenues earned for services provided to XM Satellite were $13.7 million and $0.3 million for the second quarter of 2001 and 2002, respectively. Revenues earned during the first six months of 2001 and 2002 for services provided to XM Satellite were $35.0 million and $3.3 million, respectively. Receivables from XM Satellite were $13.0 million and $7.5 million at December 31, 2001 and June 30, 2002, respectively.

Recent Accounting Pronouncements

      In July 2002, FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. The statement provides specific guidance for the recognition, measurement and reporting of costs associated with exiting an activity or disposing of a long-lived asset, including restructuring charges that the Company currently accounts for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company plans to adopt SFAS No. 146 in January 2003 and is evaluating the impact of the new standard.

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

      Not Applicable

Item 3:     Defaults Upon Senior Securities

      Not Applicable

Item 4:     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 23, 2002. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

     Proposal 1 — Election of Directors

	Term			Votes		Broker
Elected Director	Expires	Votes For(1)		Withheld(1)		Non-Votes(1)

C. Thomas Faulders, III	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)
Mark D. Ein	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)
Steven J. Gilbert	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)
Susan Mayer	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)
Susan Ness	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)
Rajendra Singh	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)
Neera Singh	2003	12,126,808(A	)	0(A	)	0(A	)
		63,188,740(B	)	0(B	)	0(B	)

     Proposal 2 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2002.

Votes	Votes		Votes		Broker
For(1)	Against(1)		Abstaining(1)		Non-Votes(1)

12,125,383(A)	17,200(A	)	23,855(A	)	0(A	)
63,188,740(B)	0(B	)	0(B	)	0(B	)

     Proposal 3 — Adoption of an amendment to the Employee Stock Purchase Plan increasing the maximum number of Class A Common Stock that may be issued to 860,000 shares.

Votes	Votes		Votes		Broker
For(1)	Against(1)		Abstaining(1)		Non-Votes(1)

12,008,360(A)	109,381(A	)	48,697(A	)	0(A	)
63,188,740(B)	0(B	)	0(B	)	0(B	)

      Note (1): The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes.

Item 5:     Other Information

      Not Applicable

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

10 —	LCC International, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 8, 2002)

11 — Calculation of Net Income (Loss) Per Share

99 —	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      On August 6, 2002, the Company filed a Current Report on Form 8-K, which reported that on August 5, 2002 the Company issued a press release announcing its financial and operating results for the second quarter of 2002.

      On July 9, 2002, the Company filed a Current Report on Form 8-K, which reported that the Company’s subsidiary, LCC United Kingdom Limited acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. in the Netherlands for an initial payment of 1,454,000 Euro in cash.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

/s/ DAVID N. WALKER

David N. Walker
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Accounting Officer and
Chief Financial Officer)

Date: August 14, 2002

LCC International, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Exhibit Description

10	LCC International, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 8, 2002)
11	Calculation of Net Income (Loss) Per Share
99	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002