Form 10-Q
period 2002-09-30
LCC INTERNATIONAL INC
filed 2002-11-13
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission file number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State of Incorporation)	(IRS Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2002, the registrant had outstanding 14,622,767 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 6,318,874 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

REVENUES	$34,347	$17,425	$106,534	$47,042
COST OF REVENUES	26,099	15,189	83,500	42,183

GROSS PROFIT	8,248	2,236	23,034	4,859

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,758	2,186	5,376	6,432
General and administrative	5,170	7,941	11,806	15,130
Restructuring charge	—	—	—	10,030
Gain on sale of tower portfolio and administration, net	—	—	(2,323)	(2,000)
Depreciation and amortization	752	610	2,217	2,057

	7,680	10,737	17,076	31,649

OPERATING INCOME (LOSS)	568	(8,501)	5,958	(26,790)

OTHER INCOME (EXPENSE):
Interest income	418	147	1,504	657
Other	22,372	238	22,184	(4,961)

	22,790	385	23,688	(4,304)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	23,358	(8,116)	29,646	(31,094)
PROVISION (BENEFIT) FOR INCOME TAXES	9,343	(1,100)	11,858	(7,773)

NET INCOME (LOSS)	$14,015	$(7,016)	$17,788	$(23,321)

NET INCOME (LOSS) PER SHARE:
Basic	$0.68	$(0.34)	$0.87	$(1.12)

Diluted	$0.68	$(0.34)	$0.85	$(1.12)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	20,552	20,900	20,491	20,889

Diluted	20,654	20,900	20,873	20,889

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	September 30,
	2001	2002

	(Audited)	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$52,658	$38,641
Short-term investments	484	511
Receivables, net of allowance for doubtful accounts of $2,048 and $2,782 at December 31, 2001 and September 30, 2002, respectively:
Accounts receivable	27,367	10,059
Unbilled receivables	10,240	10,873
Deferred income taxes, net	2,724	9,707
Prepaid expenses and other current assets	1,607	1,170
Income tax receivable and prepaid taxes	2,632	6,026

Total current assets	97,712	76,987
Property and equipment, net	5,730	3,783
Investments	5,162	—
Deferred income taxes, net	2,038	786
Goodwill and other intangibles	637	11,211
Other assets	952	1,006

	$112,231	$93,773

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,840	$3,352
Accrued expenses	5,791	7,745
Accrued employee compensation and benefits	10,323	5,881
Deferred revenue	640	166
Income taxes payable	2,788	2,663
Other current liabilities	2,196	3,119

Total current liabilities	25,578	22,926
Other liabilities	849	5,062

Total liabilities	26,427	27,988

Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 12,271 and 14,619 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	123	146
Class B common stock, $0.01 par value:
20,000 shares authorized; 8,407 and 6,319 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	84	63
Paid-in capital	92,428	94,089
Accumulated deficit	(1,409)	(24,730)
Notes receivable from shareholders	(2,325)	(1,625)

Subtotal	88,901	67,943
Accumulated other comprehensive loss — foreign currency translation adjustments	(3,097)	(2,158)

Total shareholders’ equity	85,804	65,785

	$112,231	$93,773

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$17,788	$(23,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,217	2,057
Provision for doubtful accounts	1,964	3,780
Realized gain on sale of investments and assets	(22,395)	—
Impairment of assets	—	5,140
Restructuring charge	—	10,030
Gain on sale of tower portfolio	(2,323)	(2,000)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	2,756	16,084
Accounts payable and accrued expenses	(5,862)	(6,251)
Other current assets and liabilities	9,308	(9,314)
Other non-current assets and liabilities	(1,909)	(1,004)

Net cash provided by (used in) operating activities	1,544	(4,799)

Cash flows from investing activities:
Purchases of short term investments, net	(27,242)	(27)
Purchases of property and equipment	(2,523)	(1,040)
Proceeds from sale of property and equipment	29	31
Investments	(1,755)	—
Proceeds from sale of investments and assets	22,624	—
Business acquisitions	—	(9,021)

Net cash used in investing activities	(8,867)	(10,057)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	420	109
Proceeds from exercise of options	371	30
Repayment of loan from shareholder	—	700

Net cash provided by financing activities	791	839

Net decrease in cash and cash equivalents	(6,532)	(14,017)
Cash and cash equivalents at beginning of period	22,271	52,658

Cash and cash equivalents at end of period	$15,739	$38,641

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$3,943	$1,545

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

      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

Note 4:  Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at September 30, 2001 and 2002. Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2002 is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net income (loss)	$14,015	$(7,016)	$17,788	$(23,321)

Other comprehensive income (loss), before tax	30	151	(840)	1,252
Income tax provision (benefit) related to items of comprehensive income (loss)	12	(6)	(336)	313

Other comprehensive income (loss), net of tax	18	157	(504)	939

Comprehensive income (loss)	$14,033	$(6,859)	$17,284	$(22,382)

Note 5:  Accounts Receivable

	December 31,	September 30,
	2001	2002

Trade accounts receivable	$28,315	$12,772
Due from related parties:
Telcom Ventures	437	—
Employee and other receivables	663	69
Allowance for doubtful accounts	(2,048)	(2,782)

	$27,367	$10,059

      The Company’s ten largest customers constituted 83.3% and 58.1% of the Company’s net receivables balance as of December 31, 2001 and September 30, 2002, respectively. The Company frequently performs work for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. The Company considers three of the Company’s ten largest customers to be development stage customers. These customers, XM Satellite, Orascom Telecom in Algeria, and NorthCoast Communications, had outstanding receivable balances net of the allowance for doubtful accounts, in the aggregate at December 31, 2001 and September 30, 2002 of $20.8 million and $1.2 million, respectively.

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

The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million, which included $1.5 million in written-off leasehold improvements related to the excess space. The Company has paid out approximately $2.2 million and written-off leasehold improvements aggregating $1.5 million as of September 30, 2002. The Company anticipates $2.9 million of the restructuring charge to be paid out in the next twelve months and therefore, it is included in other current liabilities. The balance of the restructuring charge of $3.4 million is recorded in other liabilities, as a long-term liability on the accompanying condensed consolidated balance sheet.

Note 7:  Impairment of Assets

      In June 2000, the Company acquired 18.2% of Mobilocity, Inc. (“Mobilocity”), which had been diluted to less than 3 percent as Mobilocity continued to raise additional capital. During the second quarter of 2002, the Company evaluated its investment in Mobilocity to determine if an impairment loss had occurred. Mobilocity has implemented a voluntary liquidation plan, leading the Company to determine the investment is likely not recoverable and to record a $0.5 million impairment charge.

      The Company invested a total of $4.6 million ($2.9 million in August 2000 and $1.7 million in February 2001) to maintain its 15.0% interest in Plan + Design Netcare AG (“PDN”). The Company used the cost method to account for this investment. PDN, and its operating subsidiary, have filed for insolvency protection. During the second quarter of 2002, the Company evaluated this investment and determined that the investment is likely not recoverable and recorded a $4.6 million impairment charge.

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

      Allocation of the purchase price to the assets acquired and liabilities assumed for this acquisition was finalized by the Company with the assistance of an outside valuation firm during the second quarter of 2002. The net assets acquired and liabilities assumed amounted to $0.7 million. Goodwill recognized in the acquisition amounted to $5.9 million. Other intangible assets acquired amounted to $2.0 million. Other intangible assets, including contract backlog, customer relationships, and the Smith Woolley trade name, are amortized over two to five years depending on the estimated remaining useful lives. The Company recognized $0.4 million in amortization expense for the intangible assets from the date of purchase through September 30, 2002. The Company expects amortization expense on the acquired intangible assets to be $0.1 million for the remainder of 2002 and $0.6 million for 2003, $0.3 million for 2004 through 2006, and $0.02 million in 2007.

      On July 9, 2002, the Company’s subsidiary, LCC United Kingdom Limited (“LCC UK”) acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation organized under the laws of the Netherlands. Detron specializes in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. LCC acquired the shares from Westminster Capital B.V. (“Westminster”) for an initial purchase price of $1.5 million. An additional purchase price up to $0.5 million may be recorded, should Detron achieve certain revenue and EBITDA objectives by the end of the calendar year as confirmed by its adopted annual accounts. Also included in the acquisition cost were legal and transaction costs of $0.4 million. The acquisition has been recorded under the purchase method of accounting, and therefore Detron’s results have been included in the condensed consolidated financial statements since the date of acquisition. Allocation of the purchase price for this acquisition is preliminary. The excess of the purchase price over the estimated fair values of the net assets was approximately $1.8 million and was recorded as goodwill and other intangibles. Final determination of the fair values to be assigned will result in adjustments to the preliminary values assigned at the date of acquisition.

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

Note 10:  Related Party Transactions

      During 2001 and the first half of 2002, the Company provided services to Telcom Ventures and various other companies majority owned, or controlled by, Telcom Ventures or its members. Revenues from Telcom Ventures or its related companies are not significant, comprising 0.1% of 2001 revenues and none in the first nine months of 2002. Receivables from these related parties were $19,000 at December 31, 2001 and none at September 30, 2002 and are included in accounts receivable in the accompanying consolidated balance sheets. Also included in accounts receivable are employee and travel advances aggregating approximately $89,000 and $69,000 at December 31, 2001 and September 30, 2002, respectively.

      During 2001 and the first nine months of 2002, the Company made certain payments on behalf of Telcom Ventures that consisted primarily of fringe benefit and payroll service-related payments. The outstanding amounts associated with these payments totaled $0.4 million at December 31, 2001 and none at September 30, 2002. These amounts were included in accounts receivable within the accompanying condensed consolidated balance sheets.

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

      During 2001 and the first nine months of 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Dr. Singh is also a former member of the XM Satellite board of directors. Revenues earned for services provided to XM Satellite were $15.0 million and $0.1 million for the third quarter of 2001 and 2002, respectively. For the nine months ended September 30, 2001 and 2002, revenues earned from XM Satellite were $50.0 million and $3.4 million, respectively. Receivables due from XM Satellite were $13.0 million and none at December 31, 2001 and September 30, 2002, respectively.

      Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $20,000 of rent expense from the date of acquisition. During the third quarter, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly owned subsidiary and recorded revenue of approximately $29,000.

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

      Segment detail is summarized as follows (in thousands):

			Tower Ownership
	Services		and Management		Segment Total

	2001	2002	2001	2002	2001	2002

Nine Months Ended September 30,
Revenues:
From external customers	$106,534	$47,042	$—	$—	$106,534	$47,042
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$106,534	$47,042	$—	$—	$106,534	$47,042

Net income (loss)	$20,710	$(17,485)	$1,396	$—	$22,106	$(17,485)

Total assets	$58,650	$37,165	$166	$—	$58,816	$37,165

			Tower Ownership
	Services		and Management		Segment Total

	2001	2002	2001	2002	2001	2002

Three Months Ended September 30,
Revenues:
From external customers	$34,347	$17,425	$—	$—	$34,347	$17,425
Inter-segment revenue	—	—	—	—	—	—

Total revenue	$34,347	$17,425	$—	$—	$34,347	$17,425

Net income (loss)	$15,441	$(5,057)	$—	$—	$15,441	$(5,057)

      A reconciliation of net income (loss) reported for the operating segments to the amount in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Segment total	$15,441	$(5,057)	$22,106	$(17,485)
Unallocated corporate expenditures	(1,426)	(1,959)	(4,593)	(5,836)
Eliminations	—	—	275	—

Consolidated net income (loss)	$14,015	$(7,016)	$17,788	$(23,321)

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

Note 14:  Subsequent Events

      On October 23, 2002 the Company entered into a sale agreement to convey 82% of its ownership interest in its Egyptian subsidiary, LCC Egypt Ltd., with put options to convey the remaining 18% ownership interest upon the resolution of certain items. This subsidiary was established to execute a contract for a customer, which is substantially complete. The sale agreement anticipates that the new owner will collect receivable balances and resolve vendor, tax, and other obligations of the subsidiary, during the four-week period from the agreement date. As part of the agreement the Company assumed specific payroll and other obligations requiring payments of approximately $0.3 million, and may be obligated to pay an additional $0.2 million, contingent upon the final resolution of the new owner’s negotiations with respect to the subsidiary’s obligations. The Company has maintained a liability relative to the anticipated costs to complete this contract by satisfying these obligations, which are now being resolved by the sale of the subsidiary. The sale of the subsidiary is subject to completion of local registrations, which the Company expects to complete in late 2002. The Company may realize a gain of up to $1.0 million, as a result of this transaction, net of obligations assumed as part of the sale agreement.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

LCC International, Inc. and Subsidiaries

For the Three and Nine Months Ended September 30, 2001 and 2002

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

      In the last two years, the Company has made several strategic decisions that have enabled it to focus on its core competency in providing end-to-end wireless services. In March 2000, the Company sold its telecommunication tower business. The Company expanded its international presence with the acquisitions of Transmast Italia in Italy and Smith Woolley in the United Kingdom. In addition, the Company acquired 51 percent of Detron LCC Network Services B.V. in the Netherlands in July 2002. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of growth in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; and (4) the increasing complexity of wireless systems in operation.

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

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The Company has continued to see tightened capital markets, which among other things have contributed to a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the design and deployment and optimization of wireless networks. Many wireless carriers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are the customers that are new licensees and operator/carriers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. The slowdown in wireless telecommunications infrastructure spending caused some of the Com-

pany’s customers or potential customers to slow, postpone or reduce the scope of the deployment of new wireless networks or expansion of existing networks, which has reduced the demand for the Company’s services. This industry slowdown is occurring as the Company needs to replace the revenue provided by the Company’s largest client XM Satellite. This contract was substantially completed in the first quarter of 2002, and significant revenue is not anticipated from this customer for the remainder of the year.

      The completion of the XM Satellite contract coupled with the industry slowdown caused revenue to decline in 2002. Additionally, the need to replace revenue and the difficult marketplace has caused gross profit as a percentage of total revenues to decline. Cost reduction measures taken by the Company are not sufficient to return the Company to profitability without additional growth in revenue. The Company has seen renewed customer activity lately to upgrade or enhance existing systems. Despite this renewed activity, it remains uncertain the impact, if any, and the related timing of any such impact, upon the Company’s future revenue growth opportunities.

      The most promising area for revenue growth is in Europe. This optimism is caused by the need of the European carriers to meet network-building obligations associated with their 3G licenses, which represent a significant investment on their part. With the recent availability of 3G equipment in Europe, the Company expects that demand for the types of services provided by the Company will increase. While revenue from 3G networks only constituted 15.4% of the Company’s revenues for the nine months ended September 30, 2002, it is expected to be an area of business growth in the future. In anticipation of this growth, and in order to complement its European Radio Frequency Engineering capacity with local deployment capability necessary to provide end-to-end services in key European markets, the Company has recently acquired additional deployment capability in Europe. In December 2001, the Company acquired Transmast Italia, a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. In January 2002, the Company acquired the assets of Smith Woolley, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, and management and maintenance services to the wireless industry in the United Kingdom. In July 2002, the Company acquired 51% of Detron LCC Network Services B.V., a newly formed company specializing in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these recent acquisitions. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical. These contracts typically contain payment terms that are less favorable, and consequently require greater working capital than has historically been required by the Company. Additionally, the work may provide lower gross profit margins than engineering design services.

Results of Operations

      The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.0	87.2	78.4	89.7

Gross profit	24.0	12.8	21.6	10.3

Operating (income) expense:
Sales and marketing	5.1	12.5	5.0	13.7
General and administrative	15.1	45.6	11.1	32.2
Restructuring charge	—	—	—	21.3
Tower portfolio sale and administration, net	—	—	(2.2)	(4.3)
Depreciation and amortization	2.2	3.5	2.1	4.4

Total operating (income) expense	22.4	61.6	16.0	67.3

Operating income (loss)	1.6	(48.8)	5.6	(57.0)

Other income (expense):
Interest income	1.2	0.8	1.4	1.4
Other	65.2	1.4	20.8	(10.5)

Total other income (expense)	66.4	2.2	22.2	(9.1)

Income (loss) from operations before income taxes	68.0	(46.6)	27.8	(66.1)

Provision (benefit) for income taxes	27.2	(6.3)	11.1	(16.5)

Net income (loss)	40.8%	(40.3)%	16.7%	(49.6)%

Three Months Ended September 30, 2001

Compared to
Three Months Ended September 30, 2002

      Revenues. Revenues for the three months ended September 30, 2002 were $17.4 million compared to $34.3 million for the prior year, a decrease of $16.9 million or 49.3%. The substantial completion of the XM Satellite Radio, Inc. contract (“XM Satellite Contract”) in 2001 contributed to $14.9 million of the revenue reduction. Excluding the XM Satellite Contract, the slowdown in telecommunications infrastructure spending has also caused revenue reductions in the Americas (North America and Latin America) of $4.2 million and the Asia-Pacific region of $1.2 million. Revenue in the EMEA (Europe, Middle East, and Africa) region increased $3.4 million. This growth can largely be attributed to the acquisition in July of 2002 of Detron, a newly formed company specializing in providing deployment and maintenance services to the wireless industry in the Netherlands, and growth elsewhere in the region.

      Cost of Revenues. Cost of revenues for the three months ended September 30, 2002 was $15.2 million compared to $26.1 million for the prior year, a decrease of $10.9 million. As a percentage of total revenues, cost of revenues was 87.2% and 76.0% for the three months ended September 30, 2002 and 2001, respectively. Costs of revenues have increased as a percentage of revenues because of price reductions caused by increased competition as a result of the slowdown in wireless telecommunications spending. The Company has also increased the percentage of deployment related services it provides, particularly in Europe, where several recent acquisitions have increased this capability. These deployment services generally generate a lower gross profit margin than engineering and consulting services, therefore, cost of revenues are higher as a percent of revenues. In addition, since some management and operational cost of revenues are relatively fixed they have not been reduced in the same ratio as revenues have declined.

      Gross Profit. Gross profit for the three months ended September 30, 2002 was $2.2 million compared to $8.2 million for the prior year, a decrease of $6.0 million. Approximately $4.1 million of the decline can be attributed to the $16.9 million reduction in revenue for the three months ended September 30, 2002 compared to the same three months in the prior year. The balance of the gross profit decline can be attributed to the reduced gross profit margin. Gross profit margins have decreased because of price reductions caused by competition, difficulty in reducing relatively fixed costs at the same rate as revenues have declined, and the increase in demand for lower margin services.

      Sales and Marketing. Sales and marketing expenses were $2.2 million for the three months ended September 30, 2002 compared to $1.8 million for the prior year, an increase of $0.4 million. The increase in sales and marketing is largely related to a large expenditure of $0.3 million as part of a promotional campaign in the United States. As a percentage of total revenues, sales and marketing was 12.5% and 5.1% for 2002 and 2001, respectively. The slowdown in wireless telecommunications infrastructure spending has increased competition. To respond to competitive pressures, the Company has maintained a higher level of sales and marketing expenditures despite the decline in revenues.

      General and Administrative. General and administrative expenses were $7.9 million for the three months ended September 30, 2002 compared to $5.2 million for the prior year. General and administrative expenses for the three months ended September 30, 2002 include a provision for bad debt of $3.2 million, which represents an increase of $3.0 million compared to the prior year. The provision for bad debt was increased to reflect uncertainty of payment from development stage clients and concessions provided as part of collection efforts. General and administrative expense, excluding the bad debt provision, declined $0.3 million compared to the prior year, and as a percent of revenues was 27.5% and 14.4% for the three months ended September 30, 2002 and 2001, respectively. The higher general and administrative costs as a percent of revenues reflects an inability to reduce costs at the same rate as revenues have declined relative to the prior year.

      Depreciation and Amortization. Depreciation and amortization expense was $0.6 million for the three months ended September 30, 2002 compared to $0.8 million for the prior year, a decline of $0.2 million. The decline was attributed to a decrease in depreciation expense of $0.2 million.

      Interest Income. Interest income was $0.1 million for the three months ended September 30, 2002 compared to $0.4 million for the prior year. Interest income in 2002 declined over 2001 reflecting a decline in yields available for short-term investments.

      Other Income (Expense). Other income was $0.2 million for the three months ended September 30, 2002 and consists of foreign currency gains of $0.3 million, offset by minority interest earnings of $0.1 million related to the acquisition of Detron during the quarter. The Company acquired 51% of Detron in July 2002 and includes their financial results on a consolidated basis. The minority shareholders pro-rata share of the earnings, net of tax, is reflected as part of other expense. Other income was $22.4 million for the three months ended September 30, 2001 and was related to gains from the sale of the Company’s investments and assets held in Nextwave ($21.4 million) and Tecnosistemi ($1.0 million).

      Provision (Benefit) for Income Taxes. The provision for income taxes was recorded for the three months ended September 30, 2002 using an effective income tax rate of 13.6%. The effective tax rate in the current quarter reflects a change in the anticipated annual rate from 29% to 25%. The annual effective tax rate was changed to reflect increased losses in foreign subsidiaries. The effective tax rate is less favorable than the statutory federal rate of 35% because the Company anticipates losses in its foreign subsidiaries. The Company will record the tax benefit associated with these foreign tax losses when these subsidiaries have taxable earnings and it is reasonably certain the losses can be utilized. The provision for income taxes for the three months ended September 30, 2001 was recorded using an effective tax rate of 40%. The effective tax rate in 2001 is higher than the statutory federal rate largely because of foreign subsidiary losses, in which any associated tax benefit was deferred.

      Net Income (Loss). The net loss was $7.0 million for the three months ended September 30, 2002 compared to net income of $14.0 million in the prior year. The unusual gain from the sale of investments and other assets held, discussed in other income, is the major driver for 2001 earnings. The loss in 2002 reflects a large provision for bad debt in general and administrative expenses as well as the inability to reduce operating costs and maintain profit margins as revenues declined from the prior year.

Nine Months Ended September 30, 2001

Compared to
Nine Months Ended September 30, 2002

      Revenues. Revenues for the nine months ended September 30, 2002 were $47.0 million compared to $106.5 million for the prior year, a decrease of $59.5 million or 55.9%. The substantial completion of the XM Satellite Contract in 2001 contributed to $46.6 million of the revenue reduction. Excluding the XM Satellite Contract, the slowdown in telecommunications infrastructure spending has also caused revenue reductions in the Americas (North America and Latin America) of $15.4 million and the Asia-Pacific region of $1.4 million. Revenue in the EMEA (Europe, Middle East, and Africa) region increased $3.9 million. This growth can largely be attributed to the acquisitions of Detron in July 2002 and Smith Woolley in January 2002.

      Cost of Revenues. Cost of revenues for the nine months ended September 30, 2002 was $42.2 million compared to $83.5 million for the prior year, a decrease of $41.3 million. As a percentage of total revenues, cost of revenues was 89.7% and 78.4% for the nine months ended September 30, 2002 and 2001, respectively. Cost of revenues in both 2002 and 2001 were unusually high for selected costs. These charges include an increase in costs to complete fixed price contracts of $0.5 million in 2002 and $3.1 million in 2001; lower utilization of professional staff of $2.5 million in 2002 and $0.6 million in 2001; and increased health care and employee reimbursed tax costs in 2001 of $2.3 million. As a percentage of revenues, excluding these unusual charges, cost of revenues was 83.3% and 72.8% in 2002 and 2001, respectively. Cost of revenues in 2002 are higher than the prior year because of increased competition as a result of the slowdown in wireless telecommunications spending. The Company has also increased the percentage of deployment related services it provides, particularly in Europe, where several recent acquisitions have increased this capability. These deployment services generally generate a lower gross profit margin than engineering and consulting services, therefore, cost of revenues are higher as a percent of revenues. In addition, since some management and operational cost of revenues are relatively fixed they have not been reduced in the same ratio as revenues have declined.

      Gross Profit. Gross profit for the nine months ended September 30, 2002 was $4.9 million compared to $23.0 million for the prior year, a decrease of $18.1 million. Approximately, $12.9 million of the decline can be attributed to the $59.5 million reduction in revenue for the nine months ended September 30, 2002 compared to the same nine months in the prior year. The balance of the gross profit decline can be attributed to the reduced gross profit margin. Gross profit margins have decreased because of price reductions caused by competition, difficulty in reducing relatively fixed costs at the same rate as revenues have declined, and the mix of services currently in demand.

      Sales and Marketing. Sales and marketing expenses were $6.4 million for the nine months ended September 30, 2002 compared to $5.4 million for the prior year, an increase of $1.0 million. The increase in sales and marketing is largely related to increased business development activity in the Asia Pacific region. As a percentage of total revenues, sales and marketing was 13.7% and 5.0% for 2002 and 2001, respectively. The slowdown in wireless telecommunications infrastructure spending has increased competition. To respond to competitive pressures, the Company has maintained a higher level of sales and marketing expenditures despite the decline in revenues.

      General and Administrative. General and administrative expenses were $15.1 million for the nine months ended September 30, 2002 compared to $11.8 million for the prior year. General and administrative expenditures for the first half of both 2001 and 2002 received an unusual benefit relative to recoveries of receivables from bankrupt clients. The benefit recognized from bankruptcy recoveries was $1.6 million and $7.5 million for the nine months ended September 30, 2002 and 2001, respectively. Offsetting these receivable recoveries was an increase to the provision for doubtful accounts of $3.8 million in 2002 and $1.9 million in 2001. The provision for bad debts in 2002 was increased to reflect uncertainty of payment from development stage clients and concessions provided as part of collection efforts. Excluding the receivable recoveries and provision for bad debt, general and administrative expenditures decreased $4.5 million or 25.9% for the nine months ended September 30, 2002 compared to the prior year. This cost reduction reflects cost saving initiatives and reduced administrative support requirements, but administrative costs are not declining at the same rate that revenues decreased compared to the prior year.

      Restructuring Charge. A restructuring charge of $10.0 million was recorded during the second quarter of 2002 pursuant to a restructuring plan adopted by the Company. The plan was formulated to respond to the low utilization of professional employees caused by successful completion of several large fixed price contracts and difficulty in obtaining new contracts as a result of a slowdown in wireless telecommunications infrastructure spending. The cost of employee severance and associated costs was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. Additionally, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million.

      Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant or otherwise satisfied. The Company recognized $2.0 million and $2.3 million of this previously deferred gain, for the nine months ended September 30, 2002 and 2001, respectively.

      Depreciation and Amortization. Depreciation and amortization expense was $2.1 million for the nine months ended September 30, 2002 a decrease of $0.1 million compared to the prior year. The decline was attributed to a decrease in depreciation expense of $0.5 million, offset by amortization expense of $0.4 million relative to capitalized intangibles incurred in connection with the purchase of Smith Woolley in January 2002.

      Interest Income. Interest income was $0.7 million for the nine months ended September 30, 2002 compared to $1.5 million for the prior year. Interest income in 2002 declined over 2001 reflecting a decline in yields available for short-term investments.

      Other Income (Expense). Other expense for the nine months ended September 30, 2002 contained an impairment charge of $5.1 million. This impairment charge relates to the entire investment the Company made in 2000 relative to investments in two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both firms have entered into statutory or voluntary liquidation plans during the second quarter of 2002. In both cases, no proceeds are anticipated to be returned to shareholders. Other income was $22.2 million for the nine months ended September 30, 2001 and was largely related to gains from the sale of the Company’s investments and assets held in Nextwave ($21.4 million) and Tecnosistemi ($1.0 million).

      Provision (Benefit) for Income Taxes. The provision for income taxes was recorded for the nine months ended September 30, 2002 using an effective income tax rate of 25.0% compared to 40.0% for the comparable period in 2001. The effective tax rate is less favorable than the statutory federal rate of 35% because the Company anticipates losses in its foreign subsidiaries. The Company will record the tax benefit associated with these foreign tax losses when these subsidiaries have taxable earnings and it is reasonably certain the losses can be utilized. The provision for income taxes for the nine months ended September 30, 2001 was recorded using an effective tax rate of 40%. The effective tax rate in 2001 is higher than the statutory federal rate largely because of foreign subsidiary losses, in which any associated tax benefit was deferred until they can be utilized.

      Net Income (Loss). The net loss was $23.3 million for the nine months ended September 30, 2002 compared to net income of $17.8 million in the prior year. Excluding the unusual items discussed above: tower gains, restructuring charge, impairment charge (included in other expense), sale of the Nextwave and Tecnosistemi assets (included in Other Income), and receivable recoveries (included in General and Administrative) the loss was $14.7 million and $1.6 million, for the nine months ended September 30, 2002 and 2001, respectively. The decline in revenue and associated gross profit and the inability to reduce costs at the same rate as revenues declined in 2002, are the largest contributing factors to the increased loss in 2002.

Liquidity and Capital Resources

      Cash combined with short-term investments at September 30, 2002 provides total liquid assets of $39.2 million compared to $53.1 million at December 31, 2001, a decrease of $13.9 million. The decrease in liquidity largely relates to $9.0 million used to acquire businesses (Smith Woolley in January 2002 and Detron in July 2002) and cash used in operations of $4.8 million.

      Cash used in operating activities was $4.8 million for the nine months ended September 30, 2002, compared to $1.5 million in net cash provided from operations in the prior year. The cash used in operating activities in 2002 is considerably smaller than the net loss of $23.3 million since approximately $15.0 million of the loss does not require a current outlay of cash. In addition, the Company has generated cash flow from reducing receivable balances. Expenditures that did not include cash during the nine months ended September 30, 2002 include an impaired asset charge ($5.1 million), written-off leasehold improvements included in the restructuring charge ($1.5 million), depreciation and amortization expense ($2.1 million) and a portion of the restructuring charge in which payment was deferred ($6.3 million). Cash provided by operations in 2001 was largely attributable to the collection of operating income earned during the year.

      Cash used by investing activities totaled $10.1 million for the nine months ended September 30, 2002. The largest use of cash by investing activities was $7.1 million to acquire Smith Woolley in January 2002, and $1.9 million to acquire Detron in July 2002. The Company also made purchases of property and equipment of $1.0 million in 2002. Cash used in investing activity in 2001 totaled $8.9 million, driven by $22.6 million in proceeds related to the sale of assets and investments discussed with Other Income, offset by purchases of short-term investments of $27.2 million, investments of $1.8 million, and purchases of property and equipment of $2.5 million.

      Working capital was $54.1 million at September 30, 2002 compared to $72.1 million at December 31, 2001, a decrease of $18.0 million. The decrease in working capital was largely related to the purchase of Smith Woolley and Detron for cash of $9.0 million, purchases of property and equipment of $1.0 million, and net cash used in operating activities of $4.8 million. The Company’s primary requirement for working capital is to fund receivables relative to services performed. With the substantial completion of the XM Satellite Contract, the Company expects to generate an operating loss in the current year, which will also require working capital. The Company has no material cash commitments other than obligations under its operating leases, which are primarily office space. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company had no debt and did not maintain a line of credit as of September 30, 2002, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. The Company has not engaged in any off-balance sheet financing as of September 30, 2002. The Company believes it will generate sufficient cash from operations to meet both its short-term and long-term liquidity needs.

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts and accrual of expatriate taxes;

•	Accounting for income taxes;

•	Impairment of long-lived assets and investments in affiliates; and

•	Restructuring charge.

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

     Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates on the uncollectability of its accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. The Company derived 70.1% of its total revenues during the quarter ended September 30, 2002, from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 58.1% of the Company’s net receivable balance as of September 30, 2002, respectively. In addition, fixed price contracts with extended milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. Lastly, the Company frequently performs services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. The Company considers three of the Company’s ten largest customers to be development stage customers. The customers, XM Satellite, Orascom Telecom in Algeria, and NorthCoast Communications, had outstanding receivable balances in the aggregate, net of reserves, at December 31, 2001 and September 30, 2002 of $20.8 million and $1.2 million, respectively.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, and the employee’s personal tax situation. In addition, it requires interpretation of tax laws, an assessment of potential audit risk from tax authorities, and often the resolution of the tax liabilities may not occur for several years. For example, in 2001, the Company’s gross profits were decreased by $1.3 million because of an additional provision for expatriate employees reimbursed taxes. The Company had $3.5 million and $2.8 million accrued for expatriate tax obligations as of December 31, 2001 and September 30, 2002, respectively.

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

      Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has excluded from the 2002 tax provision $3.8 million for the nine months ended September 30, 2002, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of foreign net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event the actual results differ from these estimates the Company may need to increase or decrease its valuation allowance, which could materially impact its financial position and results of operations. The net deferred tax assets, as of September 30, 2002 was $10.5 million.

     Impairment of investments in affiliates

      The Company maintained investments in affiliates of $5.1 million as of December 31, 2001. These investments were made in 2000 relative to two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both investments were accounted for at cost. Mobilocity has implemented a voluntary liquidation plan. Plan + Design Netcare AG and its operating subsidiary have filed for insolvency protection. Based upon the voluntary liquidation plans and insolvency filings, the Company has determined these investments are probably not recoverable and recorded an impairment charge of $5.1 million in the second quarter of 2002.

     Restructuring charge

      The Company recorded a restructuring charge during the second quarter of 2002. Included in this restructuring charge of $10.0 million was a charge for excess facilities aggregating $9.0 million. This facility charge significantly relates to leased office space, which the Company believes it will no longer occupy. The facility charge takes the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate the space will be subleased at, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes $9.8 million will be derived in sublease income, for which the Company does not currently have a subtenant.

Related Party Transactions

      The Company has provided services to Telcom Ventures and various other companies that are majority owned, or controlled by, Telcom Ventures or its members. Revenues from Telcom Ventures or its related companies are not material comprising 0.1% of 2001 revenues and none in 2002.

      During 2001 and 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Dr. Singh also is a former member of the XM Satellite board of directors. Revenues earned for services provided to XM Satellite were $15.0 million and $0.1 million for the third quarter of 2001 and 2002, respectively. Revenues earned during the first nine months of 2001 and 2002 for services provided to XM Satellite were $50.0 million and $3.4 million, respectively. Receivables from XM Satellite were $13.0 million at December 31, 2001. The Company had no receivables outstanding with XM Satellite as of September 30, 2002.

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

      In July 2002, FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. The statement provides specific guidance for the recognition, measurement and reporting of costs associated with exiting an activity or disposing of a long-lived asset, including restructuring charges that the Company currently accounts for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructur-

ing). The Company plans to adopt SFAS No. 146 in January 2003 and is evaluating the impact of the new standard.

Item 3:     Quantitative and Qualitative Disclosures about Market Risk

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

      Approximately 53.8% and 61.1% of the Company’s revenues were generated outside the United States for the nine and three months ended September 30, 2002, respectively. The majority of the revenues generated outside the United States was in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2002 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits are lower.

      Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries were translated into United States dollars at the exchange rate in effect at September 30, 2002. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The dollar was weaker relative to many of the foreign currencies at September 30, 2002 compared to December 31, 2001. Consequently, the accumulated other comprehensive loss component of shareholders’ equity decreased $0.9 million during the nine months ended September 30, 2002. As of September 30, 2002, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $12.5 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed at September 30, 2002 include Detron in the amount of $0.5 million. The potential foreign currency transaction losses from a hypothetical 10% adverse change relative to this intercompany balance would not be material. In addition, a hypothetical 10% adverse change would result in a $0.9 million decline relative to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

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

Item 4:  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      Within 90 days prior to the date of this report (the Evaluation Date), the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

      There were no significant changes in the Company’s internal controls or other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

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

      (b) Reports on Form 8-K

      On July 10, 2002, the Company filed a Current Report on Form 8-K, which reported that the Company issued a press release on July 9, 2002 announcing that its subsidiary, LCC United Kingdom Ltd., acquired 51% of the outstanding shares of Detron LCC Network Service B.V., a corporation formed under the laws of the Netherlands.

      On August 6, 2002, the Company filed a Current Report on Form 8-K, which reported that the Company issued a press release on August 5, 2002 announcing its financial and operating results for the second quarter 2002.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

/s/ DAVID N. WALKER

David N. Walker
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Accounting Officer and
Chief Financial Officer)

Date: November 13, 2002

CERTIFICATIONS

I, C. Thomas Faulders, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LCC International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ C. THOMAS FAULDERS, III

C. Thomas Faulders, III
Chairman and Chief Executive Officer

I, David N. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LCC International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DAVID N. WALKER

David N. Walker
Senior Vice President, Treasurer
and Chief Financial Officer

LCC International, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Exhibit Description

11	Calculation of Net Income (Loss) Per Share
99	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002