Form 10-K
period 2002-12-31
LCC INTERNATIONAL INC
filed 2003-03-28
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21213

LCC International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7925 Jones Branch Drive McLean, VA (Address of Principal Executive Offices)	22102 (Zip Code)

(703) 873-2000

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      Based upon the closing price of the registrant’s common stock as of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant is $10,335,661.*

      As of March 1, 2003, the registrant had outstanding 14,639,865 shares of Class A Common Stock, par value $.01 per share, (the “Class A Common Stock”) and 6,318,874 shares of Class B Common Stock, par value $.01 per share (the “Class B Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 22, 2003 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 – 13 of this Form 10-K.

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

PART I

Item 1.     Business

Overview

      The Company is one of the world’s largest independent providers of wireless network and infrastructure services, including the planning, design and deployment, and ongoing operations and maintenance of wireless networks, to an increasingly broad range of companies, including wireless carriers, satellite service providers, telecommunication equipment vendors, and tower companies. Since its inception in 1983, the Company has delivered wireless network solutions to more than 350 customers in over 50 countries. Customers in the United States include wireless service providers such as AT&T Wireless Services, Cingular Wireless, Nextel Communications, Sprint PCS, U.S. Cellular, Verizon Wireless and XM Satellite Radio. Internationally-based customers accounted for approximately 57.0% of the Company’s revenues for the year ended December 31, 2002 and include large international wireless carriers, such as China Unicom, Dutchtone, Hutchison (including H3G in Italy and Hutchison UK), O2 (in both the UK and the Netherlands), Orascom Telecom Algerie, TA Orange, T-Mobile, Vodafone and Wind. The Company also provides services globally to large telecommunication equipment vendors such as Ericsson, and Nokia. In addition, the Company provides high level technical consulting services for companies such as B.V. Group, G.E. Capital, MDS America and Vulcan Ventures.

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

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its Web site http://www.lcc.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

Industry Background

     Wireless Telecommunications Networks

      Wireless networks are telecommunication systems built using radio-based systems that allow a telephone set or data terminal to communicate without a metallic or optical cord or wire equipment. The life cycle of a wireless network continually evolves and consists of several phases including strategic planning, design, deployment, expansion, and optimization and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will be located and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.

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

      Once a wireless network becomes operational and the number of subscribers increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless system must be continually updated and optimized to address changes in traffic patterns, and interference from neighboring or competing networks or other radio sources. Optimization also involves tuning the network to enable operators to compete more effectively in areas where there are multiple system operators.

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

      Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the third generation standard, known as 3G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include music on demand, m-banking, locations based entertainment and interactive games.

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

As a result of rapid technological changes, the Company believes that equipment vendors have, in many cases, focused on offering competitive product solutions while outsourcing services such as network design and deployment and operations and maintenance.

The Need for Outsourcing

      Although wireless carriers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the current challenges in the wireless market and the need to reduce operating costs, have required wireless carriers and equipment vendors to focus on their core competencies and therefore outsource an increasing portion of their network services. The Company believes that wireless carriers that are seeking to outsource an increasing portion of their wireless network needs are engaging service providers that:

•	offer speed to market and cost effective network implementation;

•	have expertise with all major wireless technologies;

•	have experience working with all major equipment vendors;

•	offer turnkey solutions; and

•	have sufficient numbers of highly skilled employees capable of handling large-scale domestic and international projects.

The LCC Solution

      The Company is helping wireless service providers around the world tackle the issues they face in developing networks to meet subscriber demand, reduce their costs and add new services and functionality. In addressing these issues and the need for wireless service providers, telecommunications equipment vendors and others to outsource an increasing portion of their wireless network services, the Company believes that it distinguishes itself through several competitive advantages:

•	Speed to Market. The Company’s expertise and processes enable its customers to meet, or in some cases, beat, their project deadlines. Members of the Company’s technical, design and deployment teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Expertise and Experience with All Major Wireless Technologies. The Company has experience in all major wireless access technologies, including 2G, 2.5G and 3G digital system protocols and their respective migration paths; i.e., Global System for Mobile Communications, commonly referred to as GSM, Time Division Multiple Access, commonly referred to as TDMA, Code Division Multiple Access, commonly referred to as CDMA, and Integrated Dispatch Enhanced Network, commonly referred to as iDEN; and other wireless technologies such as broadband’s LMDS, MMDS, UNII/802.11(a) and 802.11(b), Europe’s equivalent to iDEN referred to as Tetra and core network technologies such as MAP, IS-41, ATM and SS7. The Company is actively engaged in developing new and emerging technologies in the wireless telecommunications industry through participation in industry panels, industry association forums and through independent research. The Company’s Wireless Institute is an integral part of its technical development activities and has become one of the premier training schools for the wireless industry.

•	Ability to Deliver Turnkey Solutions. The Company’s ability to provide end-to-end, or turnkey, services enables its wireless customers to engage a single responsible party who is accountable for delivering and managing its wireless network under a single contract. The Company coordinates its use of resources for each phase of the project from planning to design and deployment to optimization and management of the wireless network, enabling it to reduce the time and cost of its services. The Company provides its customers with a primary point of accountability and reduces the inefficiencies associated with coordinating multiple subcontractors to enable projects to be transitioned from discipline to discipline in an efficient manner.

•	Worldwide Depth of Resources. During the past 20 years, the Company has designed wireless networks in North America, Europe, Asia, Latin America, the Middle East and Africa employing all major wireless technologies. As of December 31, 2002, the Company had approximately 420 highly qualified and experienced engineers and system deployment professionals. The Company’s system deployment professionals collectively have experience deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2002, approximately 60% of the Company’s employees were employed outside the U.S. and represented approximately 50 different nationalities.

LCC Services

      The Company offers to its wireless customers a complete range of wireless network services, including: (1) high level technical consulting services (approximately 3.4% of 2002 revenues); (2) design and deployment services (approximately 95.0% of 2002 revenues); and (3) ongoing operations and maintenance services (approximately 1.6% of 2002 revenues).

  Consulting Services

      Applying its extensive technical and operational expertise and experience, the Company may be first engaged by a wireless customer to analyze the engineering and technology issues related to a proposed network deployment project. From assisting customers with evaluating their business plans, to licensing and application support, technology assessments and defining and refining implementation strategies, the Company’s team of advanced degreed senior wireless professionals focuses on providing customers with key insights into all aspects of wireless communications and the impact that a new technology, device or application might have on the industry.

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

      In addition, because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. The Company’s fixed network engineers determine the most effective method to connect call sites to the wireless backbone. The Company also provides services to cover the entire core network including interconnect, switching and microwave engineering for all access technologies and into Local Exchange Carrier, Competitive Local Exchange Carrier and Incumbent Local Exchange Carrier communities.

      Competitive benchmarking. The Company provides system analysis to its wireless customers for the measurement of network performance, including “benchmarking” versus competitors based upon an extensive set of parameters such as call quality, drop call rates, signal strength and coverage.

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

      Architecture and engineering. The Company manages various activities associated with the design, layout and physical assessment of existing and proposed telecommunications facilities, including base stations and switching centers. This includes managing architecture and engineering firms with respect to site drawings, zoning exhibits, structural analysis and making recommendations to confirm that the infrastructure has the structural capacity to accommodate the design of the wireless network and other materials and services as may be necessary to secure building permits and jurisdictional approvals.

      Construction and procurement management. The Company manages various construction subcontractors to prepare the rooftop or tower site and secure the proper electrical and telecommunication connections. The Company also manages the procurement of materials and equipment for its wireless customers and the installation of radio frequency equipment, including base station electronics and antennas.

  Operations and Maintenance Services

      The Company provides operations and maintenance services to wireless carriers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly — the Company may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks. In 2002, the Company was engaged to provide operations and maintenance services to wireless service providers such as Lucent and XM Satellite.

      See note 19 to the Consolidated Financial Statements for information about the Company’s segments.

Customers and Backlog

      The Company provides consulting, design and deployment, and operations and maintenance services to wireless carriers, telecommunication equipment vendors, satellite service providers, and tower companies. The Company’s top ten customers, listed below, accounted for approximately 60.3% of total revenues for the fiscal year ended December 31, 2002:

Ericsson H3G Italy Nextel Communications Northcoast Communications O2 UK O2 B.V. (Telfort) Sprint PCS T-Mobile U.S. Cellular XM Satellite Radio

      The Company had a firm backlog of $29.3 million as of December 31, 2002, including renewals and extensions from existing customers, compared with $24.7 million as of December 31, 2001. The increase in backlog relates predominantly to the Company’s new contracts in the Europe, Middle East, Africa

(“EMEA”) region. Since significant uncertainty exists regarding the timing of filling backlog orders, the Company cannot accurately predict the portion of the backlog that will be filled during 2003. The Company cannot provide assurances that the contracts included in the backlog as of December 31, 2002 will actually generate the revenues anticipated or that actual revenues will be achieved within any particular period. However, the Company expects that it will not fill approximately $5.0 million of its backlog during 2003. The Company’s contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience.

      In addition to the firm backlog described above, the Company derives significant revenue from master service agreements and similar arrangements. Such arrangements do not provide a firm contractual commitment and therefore are excluded from the Company’s calculations of firm backlog. The Company’s implied backlog from these arrangements was approximately $21.0 million as of December 31, 2002.

Sales and Marketing

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

  Marketing

      The Company’s marketing staff supports its business strategy through articles, publications, analyst meetings and conferences. The marketing group conducts market and competitive analysis, defines industry-specific business requirements and identifies potential sales opportunities. The Company’s marketing group helps position service offerings, creates awareness/ brand recognition and manages joint marketing efforts with strategic alliance partners.

      As of December 31, 2002, the Company employed 32 full-time sales and marketing staff.

Competition

      The market for technical consulting, design and deployment and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, the Company believes that the competition in Europe is particularly fragmented with numerous small, regional independent service providers. The Company’s competitors fall into six broad categories:

•	internal staffs of wireless network operators;

•	telecommunication equipment vendors, which frequently provide design and deployment services as part of an equipment sale;

•	independent service companies such as Wireless Facilities, Inc. which provides a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	construction and project management companies, such as Bechtel Group Inc. and General Dynamics for the deployment of wireless networks;

•	tower ownership and management companies, such as Crown Castle International and American Tower Corporation, which provide tower deployment service capabilities; and

•	information technology and consulting companies such as Bearing Point, Inc. (formerly known as KPMG Consulting, Inc.), Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.

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

      The Company believes its ability to compete also depends on a number of additional factors, which are outside of its control, including:

•	the willingness of competitors to finance customers’ projects on favorable terms;

•	the ability and willingness of customers to rely on their internal staffs to perform services themselves; and

•	the customer’s desire to bundle equipment and services.

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

      As of December 31, 2002, the Company had approximately 550 full-time employees worldwide. The Company believes that relations with its employees are good. None of the Company’s employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.

International Operations

      The further development of the Company’s international operations requires the Company to research and comply with local laws and regulations, including employment, corporate and tax laws. For example, if the Company enters into a longer term contract overseas, it is often required to establish a local presence in country, either as a branch or subsidiary and, if hiring locally, to comply with all local employment recruiting, hiring and benefit requirements. When not hiring locally, the Company faces the task of obtaining visas and work permits for its assigned employees and must comply with local tax requirements for its expatriate employees.

Risk Factors

   The Company tends to derive a significant portion of revenue in any given year from a limited number of projects, and the Company’s inability to replace projects that are nearing or at completion with new contract awards would cause a significant decrease in revenues and negatively impact the Company’s results.

      The Company has derived, and believes that it will continue to derive, a significant portion of its revenues in any given year from a limited number of large projects. For the year ended December 31, 2002, the Company derived approximately 60.3% of its total revenues from its ten largest customers. As these projects wind down to completion, the Company faces the task of replacing such revenue with a new project for the customer or with projects from new customers. The Company’s inability to replace such revenues would cause a significant decrease in the Company’s revenue and negatively affect its operating results. For example, the Company’s initial deployment of a terrestrial network of repeater sites for XM Satellite was substantially completed during the fourth quarter of 2001, wound down in 2002 and the Company was unable to generate such significant revenues from other projects in 2002.

   Many of the Company’s customers face difficulties in obtaining financing to fund the expansion of their businesses, including deployments and upgrades, which results in reduced demand for the Company’s services.

      Due to downturns in the financial markets in general since 2000, and specifically within the telecommunications financial markets, many of the Company’s customers or potential customers are having trouble obtaining financing. The current volatility of the financial markets and slowdown in the U.S. economy in particular and economies world wide has also intensified the uncertainty experienced by the Company’s customers, who are increasingly finding it difficult to predict demand for their products and services. As a result, many of the Company’s customers have slowed and postponed deployment of new networks and development of new products, which reduces the demand for the Company’s services.

   The Company may experience significant fluctuations in its quarterly results in 2003 as a result of uncertainties relating to its ability to generate additional revenues, manage its expenditures and other factors, certain of which are outside of the Company’s control.

      The Company’s quarterly and annual operating results have varied considerably in the past and are likely to vary considerably in 2003 and the future due to a number of additional factors, many of which are outside of the Company’s control. The factors outside the Company’s control include, among others:

•	the timing of receipt of new licenses, use of existing spectrum for new services, or financing by potential customers;

•	the length of the Company’s sales cycles;

•	changes in pricing policy by the Company’s competitors;

•	the timing and size of contracts;

•	customer budget changes;

•	the commencement of services by a customer and the pace at which a customer desires to build its network;

•	services and equipment furnished by other providers;

•	the availability of capital for wireless carriers to fund build-outs;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built;

•	the Company’s ability to generate significant additional revenues to replace revenues associated with projects that are nearing, or at project completion;

•	the timing of the adoption and deployment of new technologies such as 3G and broadband, and availability of equipment to adopt and deploy such technologies; and

•	telecommunications market conditions and economic conditions generally.

      The factors within the Company’s control include, among others:

•	the amount of the Company sales and marketing expenses and general and administrative expenses incurred by the Company;

•	the timing and expansion into new international markets, through acquisitions or otherwise; and

•	changes in the prices of services offered by the Company.

      Due to the factors above, quarterly revenues, expenses and results of operations could vary significantly in 2003 and beyond. As a result, the Company’s results may not meet the expectations of securities analysts and investors, which could cause the price of the Company’s common stock to decline significantly.

   Because an increasing percentage of the Company’s revenue is contracted on a fixed price basis, changes in estimated project costs could cause fluctuations in the Company’s quarterly results and adversely affect its operating results.

      An increasing percentage of the Company’s revenue is derived from fixed price contracts and its reliance on fixed price contracts may continue to grow. The portion of the Company’s revenue from fixed price contracts was 44.5% in 2001 and 61.1% in 2002. Fixed price contracts are typically paid on a milestone basis. As a result of the current business climate, particularly in Europe, fixed price contracts recently have included fewer milestones than in previous years, which in turn requires the Company to finance an increased amount of unbilled receivables.

      In addition, the Company recognizes revenue on fixed price contracts using the percentage-of-completion method of accounting, which requires considerable judgment since this technique relies upon estimates or budgets. With the percentage-of-completion method, in each period the Company recognizes expenses as they are incurred and recognizes revenue based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenue that the Company recognizes in a given quarter depends on, among other things, costs it has incurred for individual projects and its then current estimate of the total remaining costs to complete individual projects. If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that the Company’s cost estimates fluctuate over time or differ from actual costs, the Company’s operating results may be materially affected. As a result of these challenges associated with fixed price contracts, the Company’s gross profit in future periods may be significantly reduced or eliminated.

   If the Company is unable to collect receivables from development stage customers and other telecommunication companies, its operating results may be materially harmed.

      The Company frequently performs services for development stage customers that carry a higher degree of financial risk for the Company. The Company’s customers, established and development stage, are also vulnerable to, and have been, and may continue to be, impacted by the tightening of available credit and general economic slowdown. As a result of these conditions, the Company’s customers may be unable to pay, or may delay payment, for services performed by the Company. If the Company is not able to collect such amounts, it may be required to write-off significant accounts receivable and recognize bad debt expense. The Company recorded a provision for doubtful accounts of $5.0 million in fiscal 2002 compared to its recording of a provision of doubtful accounts of $2.4 million in fiscal 2001. This increase in doubtful accounts reflects increased losses from customers declaring bankruptcy or having other financial difficulties during 2002. For example, the Company recorded a $1.9 million reserve against its receivables from a customer due to the customer’s inability in procuring additional financing.

   If the Company is not able to reduce expenses timely to correspond with any decrease in revenues, its costs as a percentage of revenue may increase and its net earnings could decline disproportionately to any decrease in revenues.

      The Company may not be able to reduce its expenses in order to timely correspond with any decrease in its revenues, including decreases resulting from delays, cancellation or completion of existing projects. The Company’s failure to timely effect a redeployment of personnel associated with such projects and reduce its costs would decrease gross profits and increase the Company’s operating expenses. Efforts to reduce costs may include a restructuring of the Company’s business, reduction in headcount, office closings and the reduction or elimination of other administrative functions. Costs of compliance with domestic and international regulations associated with such headcount reductions, particularly in Europe, the Middle East and Africa, where the Company anticipates considerable growth, could be significant. The Company’s efforts to reduce expenses could give rise to significant accounting charges and the payment of certain separation or severance benefits. Efforts to reduce expenses and the corresponding compliance burdens would place considerable strain on the Company’s management, legal and administrative functions. The Company’s inability to reduce costs as fast as a decrease in revenues would cause its costs as a percentage of revenue to increase and its net earnings to decline disproportionately to any decrease in revenues. The Company experienced difficulties reducing general and administrative expenses in the same proportion as the Company’s revenue decreased in 2002.

   Further delays in the adoption and deployment of new technologies such as 3G would negatively affect the Company’s opportunity to generate revenues in 2003 and beyond.

      Wireless carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth and the level of customer acceptance of new technologies. Wireless carriers have delayed or failed to make the significant capital commitments necessary to begin deployment of their wireless networks. The costs to acquire 3G licenses that have been issued in Europe to date have been substantial and coupled with the continued delay in issuing additional spectrum in the US, wireless carriers currently may not have the capital or spectrum required to begin deployment of their networks based on 3G technology. In 2002, deployment of 3G networks continued to be delayed in certain regions in Europe, particularly the United Kingdom and Germany. Since the Company expects that a substantial portion of its growth is dependent upon services related to new technologies, further delays in the adoption and deployment of new technologies such as 3G would negatively affect the Company’s opportunity to generate revenues in 2003 and in the future.

   The Company’s increasing dependence on international operations may give rise to increased management challenges and could harm results of operations.

      Approximately 57.0% of the Company’s revenues for the year ended December 31, 2002 were generated outside of the United States, primarily in Europe, the Middle East and Africa. The Company currently expects international revenues to increase as a percentage of total revenues in 2003 and the future, driven by international acquisitions, projects undertaken in multiple countries, and anticipated growth in work in Europe. In 2001, the Company completed its acquisition of Transmast Italia, a Milan based deployment firm. In January 2002, the Company completed the acquisition of Smith Woolley Telecom, a U.K. based deployment firm. In July 2002, the Company acquired 51.0% of the equity interest of Detron LCC, a deployment firm based in the Netherlands. The multi-jurisdictional nature of the Company’s revenues exposes the Company to additional risks. Such risks include:

•	the effects of war with Iraq or terrorism;

•	the general economic and political conditions in each country;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States;

•	tariff and trade regulations;

•	difficulties in obtaining local business licenses;

•	management of a geographically diverse organization; and

•	difficulties and increased expenses in complying with a variety of foreign laws and regulations, including labor, employment and immigration laws where failure to comply could expose the Company to substantial fines and penalties and a reduction in its available workforce.

      The level and timing of the demand for the Company’s services and products could also be affected by changes in the applicable industry regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to wireless network system operators.

      Expansion of the Company’s international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could harm its results of operations. In addition, by expanding the Company’s international operations, the Company’s operations and earnings may be significantly affected by political instability and other political developments throughout the world, such as war and other international conflicts, civil unrest and local security concerns. Both the likelihood of such occurrences and their overall effect upon the Company vary greatly from country to country and are not predictable.

      Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of the Company’s non-U.S. projects are undertaken in local currency. Although the Company generally incurs project expenses in the same currency in which payments are received under the contract, the Company does not currently engage in additional currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of the Company’s operations particularly if (1) the Company cannot incur project expenses in the same currency in which payments are received under the contract, and (2) there is a negative impact when converting back to U.S. dollars. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

      Many competitors, including equipment vendors, and system integrators, have substantially greater financial and other resources than the Company. The ability of such competitors to leverage their greater resources to more effectively deliver a full turnkey solution, e.g. by providing equipment as part of their solution or quickly deploying a large number of personnel for a project, poses a competitive threat to the Company’s business. Although the equipment vendors or system integrators may subcontract a portion of the services to the Company in some cases, the Company often experiences lower margins for such services as a subcontractor.

      Competition can increase pressure on the Company’s pricing. For example, in a deployment project the Company typically provides program management services as well as site development and construction services. The Company may be pressured to reduce its pricing with respect to either its program management services or its site development and construction services in an attempt to compete with (1) the operator, who may be inclined to provide program management services itself, or (2) the Company’s own subcontractors, who may be able to provide the services directly to the customer for the same or lower price. In addition, there is a risk that the Company’s subcontractors may build relationships with the Company’s customers over time and compete with the Company for the customer’s business. With respect to the competition from its own subcontractors, the Company attempts to mitigate the risk by including restrictions on the subcontractor’s ability to contract directly with the Company’s customer.

      Lastly, as a result of intense competition, the Company has increasingly encountered and may be required to agree to less favorable contract terms, including provisions such as liquidated damages, performance guarantees and deferred payment terms.

     Managing the size of the Company’s workforce to anticipate increases or decreases in market demand for the Company’s services is challenging. Difficulties associated with such management could result in increased costs to the Company and may harm its competitive position and financial results.

      If the Company maintains or increases staffing levels in anticipation of one or more projects and those projects are delayed, reduced, terminated or otherwise do not materialize, the Company may underutilize these personnel, which would increase its cost of revenues, harming results of operations. Due to current economic conditions and the corresponding effect on the Company’s customers or potential customers, managing the appropriate size of the Company’s workforce and projected demand for its services is extremely difficult. If the Company maintains a workforce sufficient to support a resurgence in demand, then its expenses will be high relative to revenues. If the Company reduces the size of its workforce in response to any industry slowdown or decrease in the demand for services, then the Company may not maintain a sufficient number of skilled personnel to be able to effectively respond to any resurgence. As a result of these insufficient staffing levels, the Company’s competitive position in the industry could be negatively impacted and the Company could incur increased recruiting costs to replace its workforce. To the extent that the Company is unable to successfully anticipate increases or decreases in market demand for its services and manage the size of its workforce accordingly or mitigate through the use of contract labor, the Company’s financial results will be harmed.

     Competitors that offer wireless customers financing pose a threat to the Company’s ability to compete for business, particularly in international markets.

      Wireless network operators, particularly new operators and new licensees, depend increasingly on wireless telecommunication equipment vendors to supply and to finance the deployment of entire wireless networks. Frequently, those vendors only make financing available for services or products if they are contracted to provide the services themselves. For services the vendors do not provide directly, financing is provided only if they have the right to select the providers of those services and products, including radio frequency engineering and network deployment services. The Company faces similar competition in the United States and internationally from tower ownership and management companies that provide tower deployment service capabilities as part of their overall leasing package or as part of a build-to-suit financing package. The Company does not typically provide these types of financing to its wireless customers. To the extent that future wireless companies continue to seek such financing, it would harm the Company’s ability to compete for such business.

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

      As a service business the Company’s success depends significantly on its ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical skills, particularly as technology changes, as well as the interpersonal skills crucial to fostering client satisfaction. Competition within the wireless industry for employees with the required range of skills fluctuates, depending on customer needs, and can be intense, particularly for radio frequency engineers. At times the Company has had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, the Company must fully and properly train its employees according to the customer’s technology requirements and deploy and fully integrate each employee into the customer’s project. Increased competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly and resource constraints may impede the Company’s ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

     The Company’s contracts typically have provisions that permit customers to terminate their contracts under various circumstances. If a large project is terminated, the Company may not be able to replace the revenues from such project and its revenues and operating results may decline.

      The Company’s contracts typically have provisions that permit customers to terminate their contracts under various circumstances, including termination for convenience. Certain contracts, particularly with international customers, a sector that the Company expects to grow, provide for the deferral of payment for services until the completion of a project, rather than periodic milestone payments. Termination of such contracts by the customers may result in further loss of revenues and cause the Company to incur legal and other expenses associated with its efforts to collect some or all of the amounts it may be entitled to under such contracts. The Company also believes that intense competition and the current trend in industry contracting toward shorter term contracts that provide increased grounds for customer termination may result in increased frequency of customer termination or renegotiation. If large projects, or a number of projects that in the aggregate account for a material amount of revenues, are suspended for any significant length of time or terminated, the Company may encounter difficulty replacing such revenues and its revenues and operating results would decline.

     Because the Company has experienced, and expects to continue to experience, long sales cycles, the Company expects to incur significant costs to generate new business and its customer base may not experience growth commensurate with such costs.

      Purchases of the Company’s services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. The Company may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand its customer base. In addition, the Company has increasingly been required to change both its personnel and the techniques it employs to respond to customer organizational changes and expanded geographic reach. Customer buying habits currently seem to favor a regionalized sales force, which can increase cost, and may prove to be ineffective. As a result of its lengthy sales cycles and these potential increased costs, the Company expects to continue to incur relatively high costs to generate new business.

     The Company may not be able to successfully achieve the expected benefits of its acquisitions.

      The Company has made three acquisitions of deployment service companies since December 2001 and may make additional acquisitions in the future. The three companies acquired are small, regional operations that are highly dependent on the relationships the principals have with the company’s customers.

      The Company’s acquisition strategy was an attempt to leverage the acquired company’s relationships with its customers in the local market in order to either (1) build a turnkey services offering to the customer in the respective market, or (2) expand the customer relationship to additional markets. The Company may not be able to successfully increase its services to the customer in the same market, leverage the relationship to expand outside the market, or ultimately build customer loyalty at the Company level.

     Future acquisitions of new companies or technologies may result in disruption to the Company’s business and expose the Company to risks associated with acquisitions.

      The Company may make future acquisitions or investments in other companies or technologies. Any future acquisitions or investments may require additional debt or equity financing, or the issuance of shares, which could be dilutive to the Company’s existing shareholders. In addition, the Company’s operating results may suffer as a result of any acquisition-related costs or impairment of goodwill and other intangible assets acquired in connection with an acquisition (See Note 9 to Consolidated Financial Statements). In addition, acquisitions could expose the Company to a number of other risks and challenges, including:

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

      RF Investors owns all of the outstanding shares of the Company’s Class B Common Stock, which carries 10 to 1 voting rights and represents 81.2% of the combined voting power of both classes of common stock. These shares may be sold without participation of any other Company shareholder in the sale; however, when such Class B shares are sold, the shares automatically convert to Class A Common Stock and lose the 10 to 1 voting rights. Accordingly, RF Investors, its parent company Telcom Ventures and its equity holders are able, without approval of any other Company shareholder, to control the Company’s management and operations and the outcome of virtually all matters submitted for a stockholder vote.

      RF Investors may also, by converting its shares of Class B Common Stock into shares of Class A Common Stock, obtain a sufficient number of shares of Class A Common Stock (30.2% of the total outstanding shares of Class A Common Stock on March 1, 2003 or 35.3% when combined with the Class A Common Stock held by its parent company, Telcom Ventures) to influence the outcome of any vote on which the holders of Class A Common Stock are entitled to vote together as a class.

      Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly control Telcom Ventures, are directors of the Company. Dr. Singh was also a director of XM Satellite, which accounted for approximately 5.1% of the Company’s total revenues for 2002. Telcom Ventures is principally engaged in making investments in wireless system operators and emerging wireless and Internet technologies. If the Company desires to pursue a transaction requiring stockholder approval that may conflict with the interests of Telecom Ventures, RF Investors may elect to vote its shares to block such transaction.

     Significant sales of common stock in the future may depress the trading price of the Company’s common stock.

      If the Company’s stockholders sell significant amounts of their common stock, including shares issuable upon conversion of Class B common stock, or upon exercise of outstanding options, or if the market perceives that such sales may occur, the market price of the Company’s common stock may decline. Ownership of a significant portion of the Company’s common stock is concentrated in the hands of a few shareholders, i.e., RF Investors (owning approximately 30.2% of the Company’s outstanding common shares or 35.3% when combined with the Class A Common Stock held by its parent company, Telcom Ventures), WorldCom, Inc. (owning approximately 13.6% of the Company’s outstanding common shares) and the “Carlyle Investors” (which consist of five separate legal entities, four of which have the same general partner) owning in the aggregate approximately 10.1% of the Company’s outstanding shares. The shares held by these shareholders are deemed to be “restricted securities” under applicable securities laws but may be eligible for sale in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities that have been outstanding for a period of one year after the later of the issuance by the Company or sale by an affiliate of the Company, may sell in brokerage transactions an amount equal to the greater of 1% of the Company’s outstanding common stock and the Company’s average weekly trading volume for the prior four weeks, every three months. A person who is a “non-affiliate,” and has not been an affiliate within 90 days, who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the rule are met. The Carlyle Investors are not subject to such restrictions. Sales of a significant number of shares (whether by these shareholders or by shareholders that also accumulate a significant number of shares), in a single public transaction or over a period of time, could have a depressive effect on the trading price of the Company’s common stock and may make it more difficult for the Company to sell its equity securities in the future at a time and price deemed to be appropriate.

     The Company’s relationship with Telcom Ventures may result in potential conflicts of interest.

      Telcom Ventures, RF Investors’ parent company, is principally engaged in making investments in wireless system operators and emerging wireless and Internet technologies. Directors of Telcom Ventures and its subsidiaries who are also the Company’s directors have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also the Company’s directors may be subject to conflicts of interest in transactions concerning the Company. For example, the Company may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in the Company’s judgment, could be beneficial to the Company, even though such transactions might conflict with the interests of Telcom Ventures. If such conflicts do occur, directors of Telcom Ventures and its subsidiaries who are also the Company’s directors may exercise their influence in the best interests of Telcom Ventures instead of the best interests of the Company.

      The Company has entered, and will enter, into arrangements with Telcom Ventures and certain of Telcom Ventures’ subsidiaries, which provide for transactions and relationships between the parties or which otherwise affect the Company. The Company, RF Investors, Telcom Ventures and the Telcom Ventures owners (the Singh family, including companies they own, and the Carlyle Investors) have entered into an intercompany agreement, by which, among other things, (i) the Singh Family group is limited in its ability to compete with the Company in its traditional lines of business and (ii) Telcom Ventures is limited in its ability to invest in entities whose primary business is to compete with the Company in its traditional lines of business, in each case until the earlier of (i) the date on which those owners no longer possess 51% or more of the outstanding voting power of the Company or (ii) the occurrence of certain termination events specified in the intercompany agreement. No termination events have occurred to date.

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

Item 2.     Properties

      The Company currently leases approximately 155,000 square feet of office space at its headquarters in McLean, Virginia, under a ten-year lease expiring in 2007. The Company occupies approximately 32,000 square feet of the McLean facility and currently subleases approximately 24,000 square feet to subtenants. Approximately 99,000 square feet was vacant as of December 31, 2002 and the Company is actively pursuing additional subleasing opportunities.

      The Company leases approximately 8,600 square feet of office space at its EMEA regional headquarters in London, England under a 13 year lease expiring in September 2014. The Company occupies approximately 4,500 square feet of the London facility and is actively pursuing subleasing opportunities.

      In addition, the Company leases office space in connection with its local operations in North and South America (Mission Viejo, California and Sao Paolo, Brazil), the United Kingdom (Cambridge, Bath, Newark, Enfield), Italy (Rome, Milan), the Netherlands (’s Hertogenbosch). The Company also leases space in connection with its regional marketing efforts in Spain and Australia.

      All of the Company’s facilities are used for current operations of all segments.

Item 3.     Legal Proceedings

      The Company is party to various non-material legal proceedings and claims incidental to its business.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Since completion of the Company’s initial public offering in September 1996, its Class A Common Stock has been quoted on the NASDAQ National Market under the trading symbol “LCCI.” As of March 1, 2003, there were 115 stockholders of record of the Class A Common Stock and two stockholders of record of the Class B Common Stock. As of March 1, 2003, the Company estimates there were in excess of 4,000 beneficial holders of Class A Common Stock. The following table summarizes the high and low sales prices of the Class A Common Stock by fiscal quarter for 2001 and 2002 as reported on the NASDAQ National Market:

Quarter Ended:	2001

March 31	$4.94 to	$14.00
June 30	$2.69 to	$7.55
September 30	$4.00 to	$6.90
December 31	$4.80 to	$8.40

Quarter Ended:	2002

March 31	$4.03 to	$7.59
June 30	$1.22 to	$5.35
September 30	$1.22 to	$2.55
December 31	$1.20 to	$2.40

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

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by securities holders
Employee Stock Option Plan	3,953,193	$6.72	2,851,042
Directors Stock Option Plan (Class A and Class B Common Stock)	422,600	11.41	77,400
Employee Stock Purchase Plan	—	—	472,292
Equity compensation plans not approved by security holders	—	—	—

Total	4,375,793	$7.18	3,400,734

Item 6.  Selected Financial Data

      Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2002, which have been derived from the Company’s audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the

consolidated financial statements and related notes thereto included, or incorporated by reference, elsewhere in this Form 10-K.

	Years Ended December 31,

	1998(1)	1999(1)	2000	2001	2002

	(in thousands, except per share data)
Revenues:
Service	$86,328	$73,289	$149,385	$130,609	$67,069
Tower ownership and management	860	2,504	1,008	—	—

Total revenues	87,188	75,793	150,393	130,609	67,069

Cost of revenues:
Service	66,238	53,080	109,952	103,535	58,429
Tower ownership and management	521	1,176	333	—	—

Total cost of revenues	66,759	54,256	110,285	103,535	58,429

Gross profit	20,429	21,537	40,108	27,074	8,640

Operating expenses:
Sales and marketing	3,843	5,464	7,833	7,068	8,095
General and administrative	22,063	18,128	19,673	15,978	20,311
Restructuring charge	1,256	—	(108)	—	13,522
Non-cash compensation	362	(12)	—	—	—
Gain on sale of tower portfolio and administration, net	—	—	(26,437)	(2,998)	(2,000)
Depreciation and amortization	2,409	3,628	2,899	3,012	2,884

Total operating expenses	29,933	27,208	3,860	23,060	42,812

Operating income (loss)	(9,504)	(5,671)	36,248	4,014	(34,172)

Other income (expense)
Interest income (expense), net	(1,397)	(1,827)	1,688	1,886	818
Other	(618)	(1,391)	(787)	22,113	(3,767)

Total other income (expense)	(2,015)	(3,218)	901	23,999	(2,949)

Income (loss) from continuing operations before income taxes	(11,519)	(8,889)	37,149	28,013	(37,121)
Provision (benefit) for income taxes	(4,561)	(2,677)	16,531	11,041	(8,451)

Income (loss) from continuing operations	(6,958)	(6,212)	20,618	16,972	(28,670)
Loss from discontinued operations net of tax benefit	(17,785)	—	—	—	—
Gain on disposal of discontinued operations net of tax provision	—	803	—	—	—

Net income (loss)	$(24,743)	$(5,409)	$20,618	$16,972	$(28,670)

Income (loss) per share:
Continuing operations:
Basic	$(0.45)	$(0.36)	$1.01	$0.83	$(1.37)

Diluted	$(0.45)	$(0.36)	$0.93	$0.81	$(1.37)

Discontinued operations:
Basic	$(1.15)	$0.05	—	—	—

Diluted	$(1.15)	$0.05	—	—	—

Net income (loss) per share:
Basic	$(1.60)	$(0.31)	$1.01	$0.83	$(1.37)

Diluted	$(1.60)	$(0.31)	$0.93	$0.81	$(1.37)

Consolidated Balance Sheet Data (at year-end):
Working capital	$14,471	$(8,039)	$59,460	$72,134	$49,959
Intangibles, net	572	430	57	637	11,273
Total assets	84,204	82,868	110,045	112,231	96,723
Long-term liabilities	50,115	1,006	5,944	849	6,618
Shareholders’ equity	229	42,426	68,416	85,804	61,088

(1)	In March 1999, the Company’s Board of Directors adopted a plan to dispose of the operations comprising its hardware and software products segments, which were sold to Ericsson Radio Systems AB in October 1999. Prior year balances have been restated to reflect these segments as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings to include high level technical consulting, system design and deployment and ongoing operations and maintenance services. Since its inception in 1983, the Company has delivered wireless network solutions to more than 350 customers in over 50 countries. Internationally based customers accounted for approximately 57.0% of the Company’s revenues for the year ended December 31, 2002. See note 19 of the Consolidated Financial Statements for additional information about revenues derived from internationally based customers.

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

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; (4) the increasing complexity of wireless systems in operation, and changes in wireless infrastructure spending and deployment.

      The Company’s primary sources of revenues are from engineering design and system deployment services. Prior to the sale of its tower business in March 2000, tower lease revenues provided an additional source of revenues (see note 4 to the Consolidated Financial Statements). Revenues from services are derived from fixed price and time and materials contracts. The Company recognizes revenues from fixed-price service contracts using the percentage-of-completion method. Fixed price revenues as a percentage of total revenues were 63.4%, 44.5%, and 61.1% in 2000, 2001, and 2002, respectively. With fixed price contracts, the Company recognizes revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized, as they become known and estimable. The Company recognizes revenues on time and materials contracts as the services are performed. Lease revenues from the tower business in 2000 and preceding periods are recognized over the term of the related lease.

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

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The Company has continued to see tightened capital markets, which among other things have contributed to a slowdown in wireless telecommunications infrastructure spending. The Company’s success depends upon continued growth in the design and deployment and optimization of wireless networks. Many wireless carriers are reliant upon the capital markets to obtain funds to finance building and improving their wireless networks. Most vulnerable are the customers that are new licensees and operator/ carriers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. The slowdown in wireless telecommunications infrastructure spending caused some of the Company’s customers or potential customers to slow, postpone or reduce the scope of the deployment of new wireless networks or expansion of existing networks, which has reduced the demand for the Company’s services. This industry slowdown is occurring at the same time the Company is searching for projects to replace the revenue received from XM Satellite, the Company’s largest client in 2001. The XM Satellite contract was substantially completed in the first quarter of 2002, and no additional significant revenue is anticipated from this customer in 2003.

      The completion of the XM Satellite contract coupled with the industry slowdown caused revenue to decline dramatically in 2002. Additionally, the need to replace revenue derived from the XM Satellite contract and the difficult marketplace has caused gross profit as a percentage of total revenues to decline. Cost reduction measures taken by the Company are not sufficient to return the Company to profitability without additional growth in revenue. The Company has recently seen renewed customer activity to upgrade or enhance existing systems. Despite this renewed activity, it is difficult to predict the impact, if any, and the related timing of any such impact, upon the Company’s future revenue growth opportunities.

      Europe is a promising area for revenue growth for the Company. This optimism is caused by the need of the European carriers to meet network-building obligations associated with their 3G licenses, which represent a significant investment on their part. With the recent availability of 3G equipment in Europe, the Company expects that demand for the types of services provided by the Company will increase. Revenue from 3G networks constituted 4.7% and 20.0% of the Company’s revenues for the years ended December 31, 2001 and 2002, respectively, and it is expected to continue to be an area of business growth in the future. In anticipation of this growth, and in order to complement its European Radio Frequency Engineering capacity with local deployment capability necessary to provide end-to-end services in key European markets, the Company has recently acquired additional deployment capability in Europe. In December 2001, the Company acquired Transmast Italia, a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. In January 2002, the Company acquired the assets of Smith Woolley Telecom, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, and management and maintenance services to the wireless industry in the United Kingdom. In July 2002, the Company acquired 51% of Detron LCC Network Services B.V., a newly formed company specializing in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these recent acquisitions. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical. These contracts typically contain payment terms that are less favorable, and consequently require greater working capital than has historically been required by the Company, which is reflected as an increase in days sales outstanding. Additionally, the work may provide lower gross profit margins than engineering design services.

Results of Operations

      The following table sets forth certain items as a percentage of revenues from the Company’s audited consolidated statements of operations for the years ended December 31, 2000, 2001, and 2002. The table, and the discussion that follows, provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Years Ended December 31,

	2000	2001	2002

Revenues:
Service	99.3%	100.0%	100.0%
Tower ownership and management	0.7	—	—

Total revenues	100.0	100.0	100.0
Cost of revenues:
Service	73.1	79.3	87.1
Tower ownership and management	0.2	—	—

Total cost of revenues	73.3	79.3	87.1

Gross profit:
Service	26.2	20.7	12.9
Tower ownership and management	0.5	—	—

Gross profit	26.7	20.7	12.9

Operating expenses:
Sales and marketing	5.2	5.4	12.1
General and administrative	13.1	12.2	30.3
Restructuring charge	(0.1)	—	20.2
Tower portfolio sale and administration, net	(17.5)	(2.3)	(3.0)
Depreciation and amortization	1.9	2.3	4.3

Total operating expenses	2.6	17.6	63.9

Operating income (loss)	24.1	3.1	(51.0)
Other income (expense):
Interest income	1.3	1.5	1.3
Interest expense	(0.2)	—	—
Other	(0.5)	16.9	(5.6)

Total other income (expense)	0.6	18.4	(4.3)

Income (loss) from operations before income taxes	24.7	21.5	(55.3)
Provision (benefit) for income taxes	11.0	8.5	(12.6)

Net income (loss)	13.7%	13.0%	(42.7)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues

      Revenues for the twelve months ended December 31, 2002 were $67.1 million compared to $130.6 million for the prior year, a reduction of $63.5 million or 48.6%. This reduction was primarily composed of a decrease in revenues in the Americas region of $72.6 million, offset by an increase in the Europe, Middle East and Africa (“EMEA”) region of $11.4 million. Of the decrease in revenues in the Americas of $72.6 million, approximately $53.9 million reflected the substantial completion of the XM contract together with a general slow down in wireless infrastructure spending and deployment. The increase in revenues in EMEA of $11.4 million was primarily attributable to the acquisition of Transmast Italia in December 2001, Smith Woolley Telecom in January 2002 and Detron in July 2002.

     Cost of Revenues

      Cost of revenues for the twelve months ended December 31, 2002 was $58.4 million compared to $103.5 million for the prior year, a reduction of $45.1 million. This reduction was primarily composed of a decrease in cost of revenues for Americas of $50.5 million and an increase in cost of revenues for EMEA of $6.8 million, reflecting the reasons described above for reduction in revenue. As a percentage of total revenues, cost of revenues for the twelve months ended December 31, 2002 was 87.1%, compared to 79.3% for the prior year. After adjusting for the completion of the XM contract, cost of revenues for the twelve months ended December 31, 2002 was 86.1%, compared to 85.3% for the prior year.

     Gross Profit

      Gross profit for the twelve months ended December 31, 2002 was $8.6 million compared to $27.1 million for the prior year, a reduction of $18.5 million. As a percentage of total revenues, gross profit for the twelve months ended December 31, 2002 was 12.9%, compared to 20.7% for the prior year. After adjusting for the completion of the XM contract, gross profit for the twelve months ended December 31, 2002 was 13.9%, compared to 14.7% for the prior year.

     Sales and Marketing

      Sales and marketing expenses for the twelve months ended December 31, 2002 were $8.1 million, compared to $7.1 million for the prior year. The increase of $1.0 million was mostly attributable to the acquisitions in EMEA described above together with increased sales and marketing expenses in the Asia Pacific region. As a percentage of revenues, sales and marketing expenses for the twelve months ended December 31, 2002 were 12.1%, compared to 5.4% for the prior year, reflecting the relatively fixed nature of the expenses.

     General and Administrative

      General and administrative expenses for the twelve months ended December 31, 2002 were $20.3 million, compared to $16.0 million for the prior year, an increase of $4.3 million. Included in these figures are provisions for bad debts net of benefits from recoveries of $2.7 million (net expense) in 2002 and $5.4 million (net benefit) in 2001 respectively.

      Excluding the effects of recovering bad debts written off in prior periods, general and administrative expenses for the twelve months ended December 31, 2002 were $17.6 million, compared to $21.4 million for the prior year. Of the reduction of $3.8 million, $2.2 million was attributable to real property expenses charged against the restructuring provision and the balance of $1.6 million was attributable to the Company’s continuing efforts to manage the general and administrative expenses in relation to the volume of business.

      As a percentage of revenues, general and administrative expenses excluding the effect of recovering bad debts written off in prior periods for the twelve months ended December 31, 2002 were 26.2%, compared to 16.3% for the prior year. The increase in percentage of revenues for the twelve months ended December 31, 2002 was attributable to the overall reduction in volume, described above under “Revenues”.

     Restructuring Charge

      Restructuring charge for the twelve months ended December 31, 2002 was $13.5 million. There was no comparable charge in the prior year. The charge was recorded pursuant to a restructuring plan adopted by the Company, which included a reduction of approximately 140 employees. Of the total charge of $13.5 million, approximately $1.0 million related to employee severance and associated costs, and approximately $12.5 million related to excess office space. See note 7 to the Consolidated Financial Statements.

     Gain on Sale of Tower Portfolio and Administration, Net

      During February 2000, the Company entered into an agreement for the sale of telecommunication towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to the rent commitment, until the space was leased to another tenant or otherwise satisfied. For the twelve months ended December 31, 2002, the Company recognized $2.0 million of this previously deferred gain, compared to $3.0 million for the prior year. As of December 31, 2002, the Company has recognized the entire deferred gain.

     Depreciation and Amortization

      Depreciation and amortization for the twelve months ended December 31, 2002 was $2.9 million, compared to $3.0 million for the prior year. Reductions in infrastructure depreciation of about $0.9 million have been offset by increases in amortization of intangible assets of about the same amount.

     Interest Income

      Interest income for the twelve months ended December 31, 2002 was $0.8 million, compared to $1.9 million for the prior year. The reduction of $1.1 million was attributable to the lower average balance of cash deposits combined with further decreases in available yields on short-term investments.

     Other Income and Expense

      Other income and expense for the twelve months ended December 31, 2002 was a net expense of $3.8 million, compared to a net income of $22.1 million for the prior year. The net expense of $3.8 million for 2002 was composed of an impairment charge of $5.1 million and other income of $1.3 million. The impairment charge related to the entire investment the Company made in two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both firms entered into statutory or voluntary liquidation plans during 2002 and, in both cases, no proceeds are anticipated to be returned to the shareholders. Of the other income of $1.3 million in 2002, approximately $1.1 million was attributable to the recovery of excess provisions no longer required for operations in Egypt. The net income of $22.1 million for 2001 was largely related to the gains from the sale of the Company’s investments and assets held in Nextwave ($21.4 million) and Tecnosistemi ($1.0 million).

     Provision (Benefit) for Income Taxes

      The provision for income taxes was recorded for the twelve months ended December 31, 2002 using an effective income tax rate of 22.8% compared to 39.4% for the comparative period in 2001. The lower rate reflects an adjustment to deferred tax assets, domestic losses and increased foreign taxes.

     Net Income (Loss)

      Net loss for the twelve months ended December 31, 2002 was $28.7 million, compared to net income of $17.0 million for the prior year. Net income in 2001 was increased by gains related to the sale of the Company’s assets included in other income and expense of $22.4 million. The net loss for 2002 did not reflect any such unusual gains, and included a restructuring charge of $13.5 million as well as a charge for impaired assets of $5.1 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

      Revenues for the twelve months ended December 31, 2001 were $130.6 million compared to $150.4 million for the prior year, a decrease of $19.8 million or 13.2%. A slowdown in a large fixed-price contract performed in the Middle East contributed to $11.1 million of the decreased revenues. Revenue declines in the United States of $6.5 million, largely related to decreased customer spending on broadband and other wireless infrastructure spending also contributed to the decline. A major driver for the decline in revenues was the slowdown in wireless telecommunications infrastructure spending due to the tightening of the capital markets during the year.

     Cost of Revenues

      Cost of revenues for the twelve months ended December 31, 2001 was $103.5 million compared to $110.3 million for the prior year, a decrease of $6.8 million. As a percentage of total revenues, cost of revenues was 79.3% and 73.3% for 2001 and 2000, respectively. Cost of revenues in 2001 was a higher percentage of revenue than in the previous year due to an increase in costs to complete a large fixed-price contract in the Middle East of $3.3 million, an additional provision for expatriate employees reimbursed taxes of $1.3 million, costs associated with lower utilization of professional staff of $1.0 million, and a $1.5 million benefit recorded in 2000 relative to certain employment related taxes recorded in prior years.

     Gross Profit

      Gross profit for the twelve months ended December 31, 2001 was $27.1 million compared to $40.1 million for the prior year, a decrease of $13.0 million or 32.4%. As a percentage of total revenues, gross profit was 20.7% and 26.7% for 2001 and 2000, respectively. The decline in gross profit margin in 2001 is primarily attributable to additional items of cost, discussed in Cost of Revenues above, and contract margin declines caused by increased competition driven by a slowdown in customer wireless telecommunications infrastructure spending.

     Sales and Marketing

      Sales and marketing expenses were $7.1 million for the twelve months ended December 31, 2001 compared to $7.8 million for the prior year, a decrease of $0.7 million. As a percentage of total revenues, sales and marketing was 5.4% and 5.2% for 2001 and 2000, respectively. The decrease is primarily attributed both to reductions in agent commissions relative to the revenue decline of a large fixed-price contract performed in the Middle East as well as reductions from cost saving measures.

     General and Administrative

      General and administrative expenses were $16.0 million for the twelve months ended December 31, 2001 compared to $19.7 million for the prior year. General and administrative expenditures in 2001 include a net benefit of $7.4 million due to the recovery of receivable balances written-off in prior years from two bankrupt customers, offset by bad debt provisions for 2001 of $2.1 million. The provision for bad debt expense in 2001 is caused by a general tightening of the capital markets to customers in the wireless telecommunications market and increased incidence of bankruptcy filings among the Company’s customers. Other increases in the general and administrative expenses in 2001 were related to employee severance and related costs of $0.7 million, insurance costs of $0.3 million, and other administrative costs associated with infrastructure to support anticipated international growth and expansion.

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

     Net Income

      Net income was $17.0 million for the twelve months ended December 31, 2001 compared to $20.6 million in the prior year. Net income in both 2001 and 2000 was increased by gains related to the sale of the Company’s telecommunications towers of $26.4 million and $3.0 million in 2000 and 2001, respectively. Net income for 2001 also contained an unusual gain related to the sale of the Company’s assets included in other income of $22.4 million.

Liquidity and Capital Resources

      Cash combined with short-term investments at December 31, 2002 provided total liquid assets of $38.0 million compared to $53.1 million at December 31, 2001, a decrease of $15.1 million. This decrease in liquidity was primarily attributable to the acquisitions made during the year of $9.0 million, the purchase of property and equipment of $2.9 million and cash used to fund operating losses of $2.8 million.

      Cash used in operating activities was $2.8 million for the twelve months ended December 31, 2002, compared to $7.7 million for the prior year. Excluding $8.8 million of gains and related taxes from sales of investments and assets, cash used in operating activities in the prior year was $1.1 million. The cash used in operating activities in 2002 was largely attributable to the inability of the Company to reduce fixed expenses in relation to declining revenues.

      Cash used in investing activities was $11.9 million for the twelve months ended December 31, 2002. Of the $11.9 million used in 2002, $9.0 million related to the acquisitions made during the year and $2.9 million related to the purchase of property and equipment. For the prior year, cash provided by investing activities of $37.1 million was largely composed of $22.6 million in proceeds from the sale of investments and assets and

$19.6 million in net proceeds from the sale of short-term investments. This was offset by the use of cash to make investments in affiliates of $1.8 million and purchase property and equipment of $3.4 million.

      Cash from financing activities was $0.5 million and provided $1.0 million for the twelve months ended December 31, 2002 and prior year, respectively. In 2002, the Company increased restricted cash by $1.3 million, which related to the deposit of cash to support the issue of certain advance and performance guarantees, offset by the receipt of $0.7 million resulting from the repayment of a loan by a shareholder. The Company’s cash position negated the need for any significant financing activity during the twelve months ended December 31, 2002.

      Working capital was $50.0 million at December 31, 2002 compared to $72.1 million at December 31, 2001, a decrease of $22.1 million. The decrease in working capital in 2002 was due to the use of cash to fund acquisitions and operating losses, and the reduction of receivables following the decrease in revenues during the year. The Company has no material cash commitments other than obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of payments under contracts and increases in personnel in advance of new contracts.

      The Company’s operating lease obligations at December 31, 2002 are as follows (in thousands):

	Principal Payments Due

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations	$24,720	$4,792	$9,237	$7,080	$3,611

      The Company had no debt and did not maintain a line of credit as of December 31, 2002, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. The Company may consider the limited use of debt facilities in the EMEA region to support the anticipated growth in working capital for specific projects or entities. The Company has not engaged in any off-balance sheet financing as of December 31, 2002. The Company believes it has sufficient assets and relationships with financial institutions to obtain appropriate debt facilities should the business need arise.

      For the short-term, the Company believes it has adequate cash and short-term investments to satisfy cash requirements for at least the next twelve months. The Company also believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Critical Accounting Policies

The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts and accrual of expatriate taxes;

•	Accounting for income taxes;

•	Impairment of investments in affiliates; and

•	Restructuring charge.

     Revenue recognition policy

      The Company’s principal source of revenues consists of design and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed price, time-certain basis. The portion of the Company’s revenue from fixed-price contracts was 61.1% in 2002. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and its then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of the Company’s management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made.

     Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of the probability of collection of its accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2002, the Company derived 60.3% of its total revenues from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 66.4% of the Company’s net receivable balance as of December 31, 2002. In addition, fixed-price contracts with unfavorable milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. At December 31, 2002, the Company had approximately $12.4 million of unbilled receivables, compared to approximately $10.2 million at December 31, 2001. Lastly, the Company frequently performs services for development-stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for any additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, and the employee’s personal tax situation. In addition, it requires interpretation of tax laws, an assessment of potential audit risk from tax authorities, and often the resolution of the tax liabilities may not occur for several years. The Company has $2.7 million accrued for expatriate tax obligations as of December 31, 2002.

     Accounting for income taxes

      As part of the process of preparing the Company’s consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which the Company operates. This process requires estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event the actual results differ from these estimates the Company may need to increase or decrease its valuation allowance, which could materially have an impact on its financial position and results of operations.

      Considerable management judgment may be required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $6.2 million as of December 31, 2002, due to uncertainties related to its ability to utilize some of its deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-

cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to the Company’s initial public offering. The net deferred tax assets, as of December 31, 2002 were $5.4 million.

     Impairment of investments in affiliates

      The Company maintained investments in affiliates of $5.1 million as of December 31, 2001 and none at December 31, 2002. These investments were made in 2000 relative to two separate companies, Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million). Both investments were accounted for at cost. Mobilocity has implemented a voluntary liquidation plan. Plan + Design Netcare AG and its operating subsidiary have filed for insolvency protection. Based upon the voluntary liquidation plans and insolvency filings, the Company has determined these investments are probably not recoverable and recorded an impairment charge of $5.1 million in the second quarter of 2002.

     Restructuring charge

      The Company recorded a restructuring charge during the second quarter of 2002 and an additional charge during the fourth quarter of 2002. Included in this restructuring charge of $13.5 million was a charge for excess facilities aggregating approximately $12.5 million. This facility charge significantly relates to leased office space, which the Company no longer occupies. The facility charge takes the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate the space will be subleased at, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes $10.1 million will be derived in sublease income, for which the Company does not currently have a subtenant.

Related Party Transactions

      The Company provided services to Telcom Ventures and various other companies that are majority owned, or controlled by, Telcom Ventures or its members. The Company’s relationship with Telcom Ventures may result in potential conflicts of interest (see “Risk Factors — The Company’s relationship with Telcom Ventures may result in potential conflicts of interest.”). Revenues from Telcom Ventures are not material, providing 1.3%, 0.1%, and none of 2000, 2001 and 2002 revenues, respectively.

      During 2001 and 2002, the Company continued to make certain payments on behalf of Telcom Ventures that consisted primarily of fringe and payroll-related costs of $252,000 and $155,000, respectively and the Company received reimbursements of $98,000 and $464,000, respectively. During 2002, the Company also provided an allowance of $100,000 for amounts in disagreement, for which the Company continues to pursue collection. At December 31, 2001 and 2002, outstanding amounts associated with these payments totaling $418,000 and $9,000, respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

      During 2000, 2001 and 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Dr. Singh was also a former director of the XM Satellite board of directors. Revenues earned during 2000, 2001 and 2002 for services provided to XM Satellite were $58.4 million, $57.3 million and $3.4 million, respectively. Receivables from XM Satellite were $17.0 million and none at December 31, 2001 and 2002, respectively. See note 5 to the Company’s consolidated financial statements for a further discussion of related party transactions.

      In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. LCC acquired the shares from Westminster Capital B.V. (“Westminster”). Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $27,000 of rent expense from the date of acquisition. During the third and fourth quarters of 2002, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.2 million.

Recent Accounting Pronouncements

      In July 2002, FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. The statement provides specific guidance for the recognition, measurement and reporting of costs associated with exiting an activity or disposing of a long-lived asset, including restructuring charges that the Company currently accounts for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions are effective after December 31, 2002. The Company’s adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

      In December 2002, FASB SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, was issued. This statement provides for alternative methods of transition for a company that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The statement also amends the required disclosures relating to employee stock-based compensation effective December 31, 2002. At this time, the Company does not plan to adopt the fair value based method of accounting for its stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures in respect to those guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures for the interim and annual financial statements for periods ending after December 15, 2002. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under FIN 45 and, therefore, the Company does not expect the adoption of this interpretation to have a material impact on the Company’s financial condition and results of operations.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to the impact of foreign currency fluctuations. The Company’s exposure to exchange rates relates primarily to its foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, the Netherlands, Italy and Brazil. For its foreign subsidiaries, exchange rates can have an impact on the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Approximately 57.0% of the Company’s revenues were generated outside the United States for the twelve months ended December 31, 2002, the majority of which were in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2003 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at December 31, 2002. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at December 31, 2002 compared to December 31, 2001. Consequently, the accumulated other comprehensive loss component of shareholders’

equity increased $1.5 million during the twelve months ended December 31, 2002. As of December 31, 2002, the total amount of long-term intercompany receivable/ payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $13.5 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. A hypothetical 10% adverse change would result in a $1.0 million reduction to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

      Although currency fluctuations can have an impact on the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect the Company’s cash flow or result in actual economic gains or losses. The Company currently does not hedge any of these risks in its foreign subsidiaries because: (i) the Company’s Brazilian subsidiary derives revenues and incurs expenses within a single country, and consequently, does not incur currency risks in connection with the conduct of its normal operations, (ii) the British pound sterling, U.S. dollar, and Euro are relatively stable against each other, (iii) other foreign operations are minimal, and (iv) the Company does not believe that hedging transactions are justified by the current exposure and cost at this time.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

LCC International, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and Subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

McLean, Virginia

March 15, 2003

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2000, 2001, 2002
(In thousands, except per share data)

	2000	2001	2002

Revenues (note 5):
Service	$149,385	$130,609	$67,069
Tower ownership and management	1,008	—	—

Total revenues	150,393	130,609	67,069

Cost of revenues:
Service	109,952	103,535	58,429
Tower ownership and management	333	—	—

Total cost of revenues	110,285	103,535	58,429

Gross profit	40,108	27,074	8,640

Operating expenses:
Sales and marketing	7,833	7,068	8,095
General and administrative	19,673	15,978	20,311
Restructuring charge (note 7)	(108)	—	13,522
Gain on sale of tower portfolio and administration, net (note 3)	(26,437)	(2,998)	(2,000)
Depreciation and amortization	2,899	3,012	2,884

Total operating expenses	3,860	23,060	42,812

Operating income (loss)	36,248	4,014	(34,172)

Other income (expense):
Interest income	1,951	1,899	840
Interest expense	(263)	(13)	(22)
Other	(787)	22,113	(3,767)

Total other income (expense)	901	23,999	(2,949)

Income (loss) from operations before income taxes	37,149	28,013	(37,121)
Provision (benefit) for income taxes (note 13)	16,531	11,041	(8,451)

Net income (loss)	$20,618	$16,972	$(28,670)

Net income (loss) per share:
Basic	$1.01	$0.83	$(1.37)

Diluted	$0.93	$0.81	$(1.37)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,

	2001	2002

ASSETS:
Current assets:
Cash and cash equivalents (note 4)	$52,658	$37,507
Restricted cash	—	1,308
Short-term investments	484	514
Receivables, net of allowance for doubtful accounts of $2,048 and $3,122 at December 31, 2001 and 2002, respectively
Trade accounts receivable	26,294	13,165
Unbilled receivables	10,240	12,369
Due from related parties and affiliates (note 5)	1,073	61
Deferred income taxes, net (note 13)	2,724	3,932
Prepaid expenses and other current assets	1,607	1,835
Prepaid tax receivable and prepaid taxes	2,632	8,285

Total current assets	97,712	78,976
Property and equipment, net (note 6)	5,730	5,010
Investments in affiliates (note 10)	5,162	—
Deferred income taxes, net (note 13)	2,038	504
Goodwill and other intangibles	637	11,273
Other assets	952	960

	$112,231	$96,723

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,840	$7,316
Accrued expenses	8,287	10,543
Accrued employee compensation and benefits	10,323	6,272
Deferred revenue	640	41
Income taxes payable (note 13)	292	882
Accrued restructuring current	—	3,937
Other current liabilities	2,196	26

Total current liabilities	25,578	29,017
Accrued restructuring	—	5,786
Other liabilities	849	832

Total liabilities	26,427	35,635

Commitments and contingencies (notes 1, 4, 11, 14, 15, and 16)
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 12,271 shares and 14,632 shares issued and outstanding at December 31, 2001 and 2002, respectively	123	146
Class B common stock; $.01 par value:
20,000 shares authorized; 8,407 shares and 6,319 shares issued and outstanding at December 31, 2001 and 2002, respectively	84	63
Paid-in capital	92,428	94,132
Accumulated deficit	(1,409)	(30,079)
Notes receivable from shareholders (note 5)	(2,325)	(1,625)

Subtotal	88,901	62,637
Accumulated other comprehensive loss — foreign currency translation adjustments	(3,097)	(1,549)

Total shareholders’ equity	85,804	61,088

	$112,231	$96,723

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2000, 2001 and 2002
(In thousands)

							Notes	Accumulated
							Receivable	Other
		Common Stock			Comprehensive		from	Comprehensive
	Preferred			Paid-in	Income	Accumulated	Shareholders	Income
	Stock	Class A	Class B	Capital	(Loss)	Deficit	(note 5)	(Loss)	Total

Balances at December 31, 1999	—	$116	$85	$85,846		$(38,999)	$(3,025)	$(1,597)	$42,426
Payment from shareholder	—	—	—	100		—	700	—	800
Exercise/ issuance of stock options	—	4	—	4,868		—	—	—	4,872
Issuance of common stock	—	—	—	593		—	—	—	593
Net income	—	—	—	—	$20,618	20,618	—	—	20,618
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(893)	—	—	(893)	(893)

Comprehensive income	—	—	—	—	$19,725	—	—	—	—

Balances at December 31, 2000	—	120	85	91,407		(18,381)	(2,325)	(2,490)	68,416
Exercise/ issuance of stock options	—	2	(1)	536		—	—	—	537
Issuance of common stock	—	1	—	485		—	—	—	486
Net income	—	—	—	—	$16,972	16,972	—	—	16,972
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(607)	—	—	(607)	(607)

Comprehensive income	—	—	—	—	$16,365	—	—	—	—

Balances at December 31, 2001	—	123	84	92,428		(1,409)	(2,325)	(3,097)	85,804
Exercise/ issuance of stock options	—	—	—	183		—	—	—	183
Issuance of common stock	—	23	(21)	1,521		—	—	—	1,523
Payment from shareholder	—	—	—	—		—	700	—	700
Net loss	—	—	—	—	$(28,670)	(28,670)	—	—	(28,670)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	1,548	—	—	1,548	1,548

Comprehensive loss	—	—	—	—	$(27,122)	—	—	—	—

Balances at December 31, 2002	—	$146	$63	$94,132		$(30,079)	$(1,625)	$(1,549)	$61,088

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2000, 2001, and 2002
(In thousands)

	2000	2001	2002

Cash flows from operating activities:

Net income (loss)	$20,618	$16,972	$(28,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,899	3,012	2,884
Provision (recovery) for doubtful accounts	(306)	2,123	4,317
Realized gain on sale of investments and assets	—	(22,395)	—
Loss from investments in joint ventures, net	796	—	—
Impairment of assets	—	—	5,140
Restructuring charge	—	—	13,522
Gain on sale of tower portfolio	(26,437)	(2,998)	(2,000)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(28,275)	9,358	10,963
Accounts payable and accrued expenses	2,593	(8,835)	902
Other current assets and liabilities	7,165	(5,227)	(8,560)
Other noncurrent assets and liabilities	4,828	324	(1,328)

Net cash used in operating activities	(16,119)	(7,666)	(2,830)

Cash flows from investing activities:
Proceeds from sales of short-term investments	31,282	42,069	—
Purchases of short-term investments	(51,260)	(22,489)	(30)
Purchases of property and equipment	(3,870)	(3,377)	(2,854)
Proceeds from sale of property and equipment	209	29	34
Investments in affiliates	(3,386)	(1,755)	—
Proceeds from sale of investments and assets	—	22,624	—
Business acquisitions	—	—	(9,021)
Purchase of minority interest	(7,174)	—	—
Proceeds from tower portfolio sale, net of expenses	72,176	—	—

Net cash provided by (used in) investing activities	37,977	37,101	(11,871)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	593	518	49
Proceeds from exercise of options	1,604	434	109
Increase in restricted cash	—	—	(1,308)
Proceeds from line of credit/note	9,700	—	—
Payments on line of credit/note	(14,235)	—	—
Repayment of loan to shareholder	800	—	700

Net cash provided by (used in) financing activities	(1,538)	952	(450)

Net increase (decrease) in cash and cash equivalents	20,320	30,387	(15,151)
Cash and cash equivalents at beginning of period	1,951	22,271	52,658

Cash and cash equivalents at end of period	$22,271	$52,658	$37,507

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$263	$13	$22
Income taxes	2,781	14,103	1,545

Supplemental disclosures of non-cash investing and financing activities:

In January 2002, the Company purchased all of the assets of Smith Woolley Telecom for a purchase price of approximately $8.6 million. The purchase price consisted of $7.1 million in cash included above as part of business acquisitions and the issuance of 215,000 shares of the Company’s Class A Common Stock, par value $0.01 per share. The value of the Class A Common Stock was approximately $1.5 million. As a result, common stock and additional paid in capital increased, offset by an increase to goodwill and other intangibles.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 2001 and 2002

(1)     Description of Operations

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings to include high level technical consulting, system design and deployment and ongoing operations and maintenance services. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; (4) the increasing complexity of wireless systems in operation and (5) changes in wireless infrastructure spending and deployment. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on the Company.

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

     Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of trade receivables. The Company sells its services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains a provision for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 2001 and 2002:

	2001	2002

	(In thousands)
Latin America	$436	$142
North America	20	32
Europe	3,529	9,724
Middle East/Africa	1,690	1,308
Asia-Pacific	1,777	1,175

      The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 82.9% and 60.3% of its revenues from its ten largest customers for the years ended December 31, 2001 and 2002, respectively. These ten largest customers

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

constituted 66.4% of the Company’s net receivable balance as of December 31, 2002. Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, it may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

      In 2002, revenues from one customer were approximately $7.8 million or 11.7% of the Company’s total revenues and revenues from another customer were $7.0 million or 10.5% of total revenues. In 2001, revenues from one customer were approximately $57.3 million or 43.9% of the Company’s total revenues and revenues from another customer were $10.3 million or 7.9% of the Company’s total revenues. In 2000, revenues from one customer were approximately $58.4 million or 38.8% of the Company’s total revenues and revenues from another customer were approximately $19.0 million or 12.6% of the Company’s total revenues.

     Fair Value of Financial Instruments

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated fair value as of December 31, 2001 and 2002 because of the relatively short duration of these instruments. The carrying value of the notes receivable from shareholders approximated the fair value as the instruments included a market rate of interest.

     Property and Equipment

      Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

      Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below.

Computer equipment	3 years
Software	3 years
Furniture and office equipment	3 to 7 years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Vehicles	5 years

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

     Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Investments in Affiliates

      The Company uses the equity method to account for those investments in which it has an ownership interest equal to or greater than twenty percent or exercises significant influence. For equity method investments, the Company records its proportionate share of the investee’s net income or loss. Generally, the Company uses the cost method of accounting for its investments in which the Company has an ownership interest of less than twenty percent or does not exercise significant influence. Investments carried at cost are written down if circumstances indicate that the carrying amount of the investment may not be recoverable.

     Revenue Recognition

      The Company’s principal sources of revenues are design services and system deployment services, and, prior to the sale of its tower business, tower lease revenues (see note 3). The Company recognizes revenues from long-term fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, the Company recognizes revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Lease revenues from the tower business are recognized over the term of the related lease. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

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

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts, accrual of expatriate taxes, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges. Actual results could differ from those estimates.

     Stock-Based Compensation

      The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of FASB SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.

      Had compensation cost for the Company’s stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

	2000	2001	2002

	(In thousands, except per share data)
Net income (loss)
As reported	$20,618	$16,972	$(28,670)
Pro forma	17,257	14,316	(31,232)
Net income (loss) share
As reported:
Basic	$1.01	$0.83	$(1.37)
Diluted	$0.93	$0.81	$(1.37)
Pro forma:
Basic	$0.85	$0.70	$(1.49)
Diluted	$0.78	$0.68	$(1.49)

     Other Comprehensive Income (Loss)

      Comprehensive income is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss) consists solely of foreign currency translation adjustments in 2000, 2001 and 2002. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands):

	2000			2001			2002

		Tax			Tax			Tax
	Pretax	Expense	Net	Pretax	Expense	Net	Pretax	Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation Adjustments	$(1,609)	$(716)	$(893)	$(1,002)	$(395)	$(607)	$2,003	$455	$1,548

     Reclassifications

      Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In July 2002, FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. The statement provides specific guidance for the recognition, measurement and reporting of costs associated with exiting an activity or disposing of a long-lived asset, including restructuring charges that the Company currently accounts for under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions are effective after December 31, 2002. The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

      In December 2002, FASB SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,was issued. This statement provides for alternative methods of transition for a company that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. At this time, the Company does not plan to adopt the fair value based method of accounting for its stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures in respect to those guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures for the interim and annual financial statements for periods ending after December 15, 2003. The Company does not anticipate issuing any guarantee’s which would be required to be recognized as a liability under FIN 45 and therefore, the Company does not expect the adoption of this interpretation to have a material impact on the Company’s financial condition and results of operations.

(3)	Tower Portfolio Sale and Administration

      During 2000, Microcell Management, Inc. (“Microcell”), a subsidiary of the Company, completed the closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. During 2000, Microcell conveyed 177 tower sites to Pinnacle for net cash proceeds of $72.2 million. On February 15, 2000, Microcell and the Company entered into a Settlement and Release Agreement with the minority shareholders of Microcell. Pursuant to the Settlement and Release Agreement, concurrent with the Pinnacle tower sale, the aggregate 16.25% minority shareholder interests were redeemed and other costs paid and/or reimbursed for $7.2 million. The payment was capitalized as part of the cost of acquiring the Microcell assets and was expensed as sites were conveyed to Pinnacle. As part of the agreement, all pending claims of the minority shareholders were settled and dismissed with prejudice.

      As part of the tower sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. As of December 31, 2000, the Company had recognized a gain of $26.4 million on the sale of the tower portfolio and deferred $5.2 million of the gain. The deferred gain related to the maximum lease obligation under the Master Antenna Site Lease and was included in other long-term liabilities. During 2001, the Company recognized $3.2 million of the deferred gain, which was offset by $0.2 million in related operating expenses. As of December 31, 2001, the Company had deferred $2.0 million of the gain that related to the maximum lease obligations under the Master Antenna Site Lease and included it in other current liabilities. Microcell and Pinnacle also entered into a Tower Services Agreement to provide Pinnacle with audit, maintenance, and program management services. The Tower Services Agreement, which expired in August 2001, provided for minimum annual payments to Microcell of $10.0 million for the contemplated services.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(4)	Cash and Cash Equivalents

      At December 31, 2001 and 2002, cash and cash equivalents consisted of the following (in thousands):

	2001	2002

Cash in banks	$3,106	$10,073
Cash equivalents	49,552	27,434

	$52,658	$37,507

(5)	Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 81% voting control.

      During 2000, 2001, and 2002, the Company provided services to Telcom Ventures and various other companies majority owned, or controlled by, Telcom Ventures or its members. Revenues earned during 2000, 2001 and 2002 for services provided to these customers were approximately $1.9 million, $0.1 million, and none, respectively. Receivables from these related parties were $19,000 and none at December 31, 2001 and 2002, respectively, and are included in due from related parties and affiliates in the accompanying consolidated balance sheets. Also included in due from related parties and affiliates are unbilled receivables and advances to employees aggregating approximately $89,000 and $33,000 at December 31, 2001 and 2002, respectively.

      During 2001 and 2002, the Company continued to make certain payments on behalf of Telcom Ventures that consisted primarily of fringe and payroll-related costs of $252,000 and $155,000, respectively and the Company received reimbursements of $98,000 and $464,000 respectively. During 2002, the Company also provided an allowance of $100,000 for amounts in disagreement, for which the Company continues to pursue collection. At December 31, 2001 and 2002, outstanding amounts associated with these payments, totaling $418,000 and $9,000 respectively, are included in due from related parties and affiliates within the accompanying consolidated balance sheets.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures. The original note was payable over five years with equal annual principal payments over the term. Interest accrued at the rate of LIBOR, plus 1.75%. The Company received the final payment of principal and accrued interest of approximately $0.7 million during the first quarter of 2002 in satisfaction of the note.

      During 2000, 2001, and 2002, the Company provided services to XM Satellite. Telcom Ventures has a minority investment in XM Satellite, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of the board of directors of the Company. Dr. Singh is also a former member of the XM Satellite board of directors. Revenues earned during 2000, 2001, and 2002 for services provided to XM Satellite were

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$58.4 million, $57.3 million, and $3.4 million, respectively. Receivables from XM Satellite were $17.0 million and none at December 31, 2001 and 2002, respectively.

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

      In November 2001, the Company entered into a $0.6 million promissory note with Plan + Design Netcare AG (see note 10). Under the terms of the note, the entire principal amount, plus accrued interest was due to the Company on January 31, 2002. The interest rate was 5.0% calculated on a basis of a 365-day year. In the event of default, interest would accrue on the unpaid balance of the note at the interest rate, plus 5.0%. The note was paid in full in February 2002.

      In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. LCC acquired the shares from Westminster Capital B.V. (“Westminster”). Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $27,000 of rent expense from the date of acquisition. During the third and fourth quarters of 2002, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.2 million.

(6)     Property and Equipment

      At December 31, 2001 and 2002, property and equipment consisted of the following:

	2001	2002

	(In thousands)
Computer equipment	$14,078	$14,221
Software	2,017	2,920
Furniture and office equipment	7,281	9,416
Leasehold improvements	3,587	1,547
Vehicles	224	216

	27,187	28,320
Less accumulated depreciation and amortization	(21,457)	(23,310)

	$5,730	$5,010

(7)     Restructuring Charge

      During the second quarter of 2002, the Company adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, the Company recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was approximately $12.5 million, which included $1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge takes the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Excess office space	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

	(878)	(3,560)	(4,438)

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

      At December 31, 2002, the restructuring payable was classified as follows:

Accrued restructuring current	$3,937
Accrued restructuring	5,786

Accrued restructuring total	$9,723

(8)     Recovery of Receivables

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

(9)     Impairment of Investments

      In June 2000, the Company acquired 18.2% of Mobilocity, Inc. (“Mobilocity”), which was subsequently diluted to less than 3 percent as Mobilocity continued to raise additional capital. During the second quarter of 2002, the Company evaluated its investment in Mobilocity to determine if an impairment loss had occurred.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobilocity had implemented a voluntary liquidation plan, leading the Company to determine the investment was likely not recoverable and recorded a $0.5 million impairment charge.

      The Company invested a total of $4.6 million ($2.9 million in August 2000 and $1.7 million in February 2001) to maintain its 15.0% interest in Plan + Design Netcare AG (“PDN”). The Company used the cost method to account for this investment. PDN, and its operating subsidiary, filed for insolvency protection in 2002. During the second quarter of 2002, the Company evaluated this investment and determined that the investment was likely not recoverable and recorded a $4.6 million impairment charge.

(10)     Investments

      In September 1999, the Company acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company. The Company applied the equity method to account for its investment in Tecnosistemi until September 2000, when its ownership interest was diluted to 9.4% as a result of a merger. From the date of acquisition until September 30, 2000, Tecnosistemi incurred cumulative losses of $3.4 million. The Company recorded its $0.8 million pro-rata share of these losses in other income (expense). Subsequent to September 2000, when the Company’s ownership interest was diluted, the investment was accounted for using the cost method. In July 2001, the Company sold all of its shares in Tecnosistemi for $1.4 million, resulting in a gain of approximately $1.0 million, which is recorded in other income in the accompanying 2001 consolidated statement of operations.

      In June 2001, the US Court of Appeals for the District of Columbia (the “DC Court of Appeals”) issued its decision in the case captioned NextWave Personal Communications Inc. and NextWave Power Partners Inc. v. Federal Communications Commission and United States of America, et. al, Case Nos. 00-1402 and 00-1403. The US Court of Appeals ruled that federal bankruptcy law prohibited the Federal Communications Commission (the “FCC”) from canceling certain broadband personal communications services licenses that it had granted to NextWave Personal Communications Inc. (“NPCI”). The FCC revoked these licenses after NPCI filed for bankruptcy protection on June 8, 1998. On August 6, 2001, NextWave filed its Second Plan of Reorganization under Chapter 11 with the US Bankruptcy Court for the Southern District of New York (the “NextWave Plan”). Various objections have been filed in the case. In October 2001, the FCC filed a petition for certiorari before the U.S. Supreme Court. On March 6, 2002, the U.S. Supreme Court announced its decision to hear the case. Substantive hearings in the bankruptcy case were delayed pending the decision of the U.S. Supreme Court. On January 27, 2003, the U.S. Supreme Court announced its decision upholding the decision of the DC Court of Appeals.

      The Company held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”). NextWave Telecom is the parent corporation of NPCI. The Company acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between the Company and NextWave Telecom under an agreement dated March 12, 1996 (the “March Agreement”). The Company also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to use the Company to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of twenty-percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement has not been assumed or rejected by NextWave Telecom in the bankruptcy proceeding. The Company did not carry any assets or liabilities on its books relating to its equity investment in NextWave, any pre-petition debts due the Company, or the March Agreement; these balances were written off in previous years.

      The total amount of pre-petition debt owed to the Company by NextWave Telecom and certain of its subsidiaries (collectively, “NextWave”) was approximately $14.3 million, plus post-petition interest thereon.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This amount includes the Company’s interest, amounting to approximately $0.7 million plus post-petition interest thereon, in a general unsecured claim against NextWave that was acquired by the Company in connection with its acquisition of Koll Telecommunications LLC in 1997 (the “Koll Claim”).

      In September 2001, the Company sold all of its 1,666,666 shares of Class B common stock and the Company’s pre-petition debt claims (excluding a 92.5% interest in pre-petition interest that may be payable with respect to the claims, the “Pre-Petition Interest Amount”) against NextWave Telecom resulting in a gain of $21.4 million, which equaled the proceeds from the sale. The gain was recorded in other income in the accompanying consolidated statement of operations. The September 2001 sale of current pre-petition debt excluded (a) the Koll Claim, (b) any claims resulting from the assumption or rejection of the March Agreement, and (c) the Pre-Petition Interest Amount.

      In February 2003, the Company sold its interest in the Pre-Petition Interest Amount for $1.0 million in cash, which was paid in March 2003.

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

      On January 31, 2002, the Company acquired all of the assets of Smith Woolley Telecom (“Smith Woolley”). Smith Woolley is a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom. Smith Woolley is based in Cambridge, England, with several regional offices. The purchase price of the acquisition was approximately $8.6 million consisting of $7.1 million in cash and approximately 215,000 shares of LCC Class A common stock, par value $0.01 per share. The value of the LCC Class A common stock was approximately $1.5 million and was based on the closing price on January 31, 2002 of $7.08 per share. The acquisition was accounted for using the purchase method of accounting and, therefore, Smith Woolley’s results have been included in the consolidated financial statements since the date of acquisition.

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

      On July 9, 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation organized under the laws of the Netherlands. Detron specializes in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. LCC acquired the shares from Westminster Capital B.V. (“Westminster”) for an initial purchase price of $1.9 million. Also included in the acquisition cost were legal and transaction costs of $0.4 million. The purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted annual accounts. These objectives were achieved and the Company expects to pay the additional amount in 2003. The acquisition has been recorded under the purchase method of accounting, and therefore Detron’s results have been included in the consolidated financial statements since the date of acquisition. Goodwill recognized in the acquisition amounted to $1.6 million. Other intangible assets acquired amounted to $0.5 million. Other intangible assets,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including backlog, customer relationships, and the Detron trade name, are amortized over two to five years depending on the estimated remaining useful lives.

      Goodwill and other intangibles with indefinite useful lives were evaluated at the December 31, 2002 for possible impairment under the provisions of SFAS No. 142. The Company concluded that no adjustment was necessary at year end and will continue to evaluate for possible impairment annually.

      The Company recognized $0.6 million in amortization expense for the intangible assets with definite useful lives from the date of purchase through the end of 2002. The Company expects amortization expense on the acquired intangible assets to be as follows (in thousands):

Amortization Expense

2003	$700
2004	400
2005	400
2006	400
2007	50

$1,950

      The following unaudited pro forma combined financial information for each of the years ended December 31, 2001 and 2002 assumes the business combination of Smith Woolley was effected on January 1, 2001 (in thousands, except per share data). Detron operations were not material to the consolidated operating results of the Company.

	2001	2002

Revenues	$139,606	$68,146
Income (loss) from operations before income taxes	28,741	(36,845)
Net income (loss)	17,704	(28,393)
Net income (loss) per share:
Basic	$0.86	$(1.36)

Diluted	$0.85	$(1.36)

(12)     Business Disposals

      On October 23, 2002 the Company entered into an agreement for nominal consideration to convey 82.0% of its ownership interest in its Egyptian subsidiary, LCC Egypt Ltd., with put options to convey the remaining 18.0% ownership interest upon the resolution of certain items. This subsidiary was established to execute a contract for a customer, which is substantially complete. The sale agreement anticipated that the new owner would collect receivable balances and resolve vendor, tax, and other obligations of the subsidiary, during the four-week period from the agreement date. As part of the agreement the Company assumed specific payroll and other obligations and agreed to make contributions to the subsidiary requiring payments of approximately $0.3 million during the fourth quarter of 2002, and an additional $0.2 million in February 2003. In December 2002, the Company recorded a recovery for provisions that were no longer needed for operations in Egypt of $1.1 million that is recorded in other income and expense on the accompanying income statement.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)     Income Taxes

      The provision (benefit) for income taxes consists of the following:

	2000	2001	2002

	(In thousands)
Current:
Federal	$4,009	$10,647	$(8,885)
State and local	522	1,241	(560)
Foreign	1,115	(3,002)	590

	5,646	8,886	(8,855)

Deferred:
Federal	9,730	1,900	433
State and local	1,155	255	(29)
Foreign	—	—	—

	10,885	2,155	404

Total	$16,531	$11,041	$(8,451)

      The 2000, 2001, and 2002 income tax provisions (benefits) related to operations do not include a $3.3 million tax benefit, a $0.1 million tax benefit, and $25,000 tax benefit, respectively, related to exercising stock options which was recorded directly to paid-in capital.

      Income (loss) before income taxes includes the following components:

	2000	2001	2002

	(In thousands)
Domestic	$34,184	$33,550	$(30,613)
Foreign	2,965	(5,537)	(6,508)

Total	$37,149	$28,013	$(37,121)

      A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2000, 2001 and 2002 follows.

	2000	2001	2002

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	2.9	3.5	1.3
Foreign	(2.8)	(8.3)	(8.0)
Tax credits	(0.6)	2.0	(3.8)
Non deductible expenses	7.4	0.5	(1.0)
Other	2.6	3.2	—
Valuation allowance of deferred tax assets	—	3.5	(0.7)

Effective income tax rate	44.5%	39.4%	22.8%

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2001 and 2002 are presented below:

	2001	2002

	(In thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$115	$50
Other receivables	754	—
Non-cash compensation	1,245	1,340
Accrued expenses	2,083	4,229
Foreign tax credit carry-forward	4,031	3,049
Foreign net operating loss carry-forwards	2,391	2,305
Research tax credit carryover	281	340
Alternative minimum tax credit	455	—
Other	340	329

Total gross deferred tax assets	11,695	11,642
Less valuation allowance	(5,941)	(6,213)

Deferred tax assets net of valuation allowance	5,754	5,429

Deferred tax liabilities:
Property and equipment	(116)	(281)
Deferred revenue	(320)	(140)
Other	(556)	(572)

Total gross deferred liabilities	(992)	(993)

Net deferred tax assets	$4,762	$4,436

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2001 and 2002 as follows (in thousands):

	2001	2002

Current asset	$2,724	$3,932
Noncurrent asset	2,038	504

	$4,762	$4,436

      At December 31, 2002, the Company had foreign tax credits for U.S. tax purposes of $3.0 million, which expire between 2003 and 2005 and a research and development credit of $0.3 million. The Company also had $8.5 million of foreign operating loss carry-forwards from operations, which expire between 2006 and 2009.

      Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes.

      In determining the tax valuation allowance, management considers if it is likely that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for deferred tax assets which management does not believe are more likely than not to be realized, primarily

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting of foreign net operating losses carried forward, foreign tax credits and non-cash compensation expense that may not become deductible for tax purposes.

(14)     Health and Retirement Plans

      The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1.0 to 15.0 percent of compensation for substantially all employees. The Company makes a matching contribution of 50.0 percent of an employee’s contribution up to 6.0 percent of each employee’s contribution. Company contributions and other expenses associated with the plan were approximately $0.6 million, $0.7 million, and $0.5 million for the years ended December 31, 2000, 2001, and 2002, respectively.

      The Company’s subsidiary, LCC UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0 to 5.0 percent of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. The Company contributes 5.0 percent of an employee’s base salary and matches the employee’s contribution up to 5.0 percent. LCC UK Ltd., contributions and other expenses related to the plan were approximately $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      Transmast has two statutory pension plans and one voluntary plan for directors of Transmast. The contributions are in accordance with the National Contract Agreement. Transmast contributions and related expenses to the plans were approximately $0.4 million for the year ended December 31, 2002.

      The Company is self-insured for group health benefits and claims up to $0.1 million in stop loss coverage.

(15)	Incentive Plans

      At December 31, 2000, 2001, and 2002, the Company had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. No compensation cost has been recognized for the company’s fixed stock option plans and employee stock purchase plan.

      Pro forma information regarding net income (loss) and net income (loss) per share for stock options under the fair values method of SFAS 123 is described in Note 1. The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $10.93, $7.93, and $1.91 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	6.0%	5.0%	4.0%
Expected life	3-7 years	3-8 years	2-7 years
Volatility	75-100%	75-125%	55-115%

      Under the Company’s Employee Stock Purchase Plan, 360,000 shares of Class A Common Stock were available for purchase by eligible employees of the Company beginning in 1997. The amount of shares available for issuance under the plan was increased by 500,000 as approved by the stockholders at the 2002 Annual Meeting. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company’s Board of Directors. The purchase price for each share is not less than 85% of the fair market value of the share of Class A Common Stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, the Company sold 43,888 shares in 2000, 102,530 shares in 2001, and 34,565 shares in 2002 to employees. Compensation cost of approximately $138,000, $127,000, and

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11,000 respectively, would have been recognized under SFAS No. 123 for the fair value of the employees purchase rights. Compensation cost was estimated using the Black Scholes model with the following assumptions.

	2000	2001	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.0%	2.0%	1.1%
Expected life	1 month	1 month	1 month
Volatility	75-100%	75-125%	55-115%

      The weighted average fair value of the purchase rights granted in 2000, 2001, and 2002 was $3.15, $1.23, and $0.32 respectively.

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

      Also in connection with the Company’s initial public offering, the Company established the 1996 Directors Stock Option Plan. The Directors Plan provides for the “formula” grant of options, and authorizes the issuance of up to 60,000 shares of Class A Common Stock and 250,000 shares of Class B Common Stock. An additional 80,000 shares of Class A Common Stock were reserved under the Directors Plan in 1998 and an additional 110,000 shares of Class A Common Stock were reserved under the Directors Plan in 2000. The option exercise price for options granted under the Directors Plan is 100% of the fair value of the shares on the date of grant. Each eligible director who is not eligible to hold shares of Class B Common Stock was granted an initial option to purchase 10,000 shares of Class A Common Stock in connection with the offering. Each eligible director who is eligible to hold shares of Class B Common Stock and who was a director as of the offering was granted an initial option to purchase 35,000 shares of Class B Common Stock in connection with the offering, and was granted additional options to purchase 22,500 shares of Class B Common Stock as of each of the next four annual meetings of the stockholders of the Company if the director continued to be an eligible director. Options granted with respect to Class A Common Stock become immediately exercisable with respect to directors who were directors of the Company prior to July 1, 1996, and become exercisable with respect to one-third of the shares of Class A Common Stock that are subject to the options on each of the first three anniversaries of the date of grant subject to acceleration of vesting on a change of control with respect to directors who became directors of the Company after July 1, 1996. The Directors Plan currently provides that directors are entitled to receive options to purchase shares of Class A Common Stock in an amount determined at the discretion of the Board of Directors. The Company’s directors are also entitled to receive option grants under the Company’s 1996 Employee Stock Option Plan in an amount determined at the discretion of the Board of Directors.

      The Company reserved 85,000 shares of Class A Common Stock for issuance pursuant to options to be granted to a person or entity designated by The Carlyle Group, of which 40,000 expired in 2002. The option exercise price for these options are and will be 100% of the fair market value of the Class A Common Stock on the date of grant of the option. An initial option to purchase 25,000 shares of Class A Common Stock was granted in connection with the offering, with the additional option to purchase 15,000 shares of Class A Common Stock on each of the four anniversaries of the initial date of grant. Options granted vested immediately. The options will expire no later than the fifth anniversary of the date of grant.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 17, 2001, the Company offered to exchange all eligible outstanding options under the Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan (the “1996 Plan”) for new options the Company granted under the 1996 Plan on May 21, 2002. Eligible outstanding options were all options with an exercise price of $10.50 or more that were held by an employee of the Company other than the Company’s Chief Executive Officer. The Company granted an option to purchase one share of the Company’s Class A Common Stock for every option to purchase two shares tendered and accepted for exchange. The terms of the new options other than the exercise price are substantially the same as the terms of the options tendered for exchange. The Company’s offer to exchange expired on November 20, 2001 and eligible employees had tendered 1,460,250 options on that date. In exchange for the options tendered, the Company granted 592,619 new options on May 21, 2002 with an exercise price of $2.96, which is equal to the closing price of the Company’s Class A Common Stock on the business day immediately preceding the date the Company granted the new options.

      Changes in stock options outstanding were as follows:

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(in thousands)		(in thousands)		(in thousands)
Balance at beginning of year	2,799	$7.62	4,461	$12.11	3,596	$9.83
Granted	2,645	16.06	2,182	11.05	2,097	3.14
Exercised	(361)	4.48	(83)	5.21	(22)	4.84
Cancelled	(622)	13.18	(2,964)	14.28	(1,295)	8.05

Balance at end of year	4,461	12.11	3,596	9.83	4,376	7.18

      The following table summarizes information about options at December 31, 2002.

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number at	Remaining	Exercise	Number at	Exercise
Exercise Prices	December 31, 2002	Contractual Life	Price	December 31, 2002	Price

	(In thousands)	(In years)		(In thousands)
$ 1.67 – 2.12	836	9.45	$2.09	—	$—
$ 2.71 – 2.96	605	7.93	2.93	264	2.96
$ 4.00 – 5.00	819	6.22	4.76	657	4.86
$ 5.09 – 8.25	659	7.78	6.01	395	5.81
$10.69 – 12.25	584	7.60	12.20	244	12.18
$12.38 – 13.56	524	7.00	13.54	516	13.55
$16.00 – 20.13	349	6.18	16.61	293	16.66

	4,376	7.58	7.18	2,369	8.91

(16)	Lease Commitments

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

      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental Receivables
	Rental Payable	Under Subleases

	(In thousands)
2003	$4,792	$523
2004	4,678	517
2005	4,559	502
2006	4,545	517
2007	2,535	244
Thereafter	3,611	—

	$24,720	$2,303

      Rent expense under operating leases was approximately, $8.7 million, $8.6 million, and $4.1 million, net of $2.2 million charged against the restructuring payable, for the years ended December 31, 2000, 2001, and 2002, respectively. During 2002, the Company recorded a restructuring charge for excess office space. See note 7 above.

(17)	Contingencies

      The Company is party to various legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse effect on the consolidated results of operations or financial condition of the Company.

(18)	Income (Loss) Per Share

      Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000			2001			2002

	Net		Per Share	Net		Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Net Loss	Shares	Amount

	(In thousands, except per share data)
Basic EPS
Net income (loss) available to common shareholders:	$20,618	20,360	$1.01	$16,972	20,571	$0.83	$(28,670)	20,902	$(1.37)

Effect of Dilutive Securities
Stock option plans		1,750			345			—

Dilutive EPS
Net income (loss) available to common shareholders and assumed conversions:	$20,618	22,110	$0.93	$16,972	20,916	$0.81	$(28,670)	20,902	$(1.37)

      Under SFAS No. 128, options that have an anti-dilutive effect or that reduce the loss per share should be excluded from the computation of diluted earnings. As a result, options to purchase 0.1 million and 3.8 million shares of Class A Common Stock outstanding during 2000 and 2001, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, outstanding options of 4.4 million in 2002 were excluded from above because their inclusion would have reduced the loss per share amount.

(19)     Segment Reporting

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision-making group is the Executive Committee, which comprises the Chief Executive Officer and the senior vice presidents of the Company. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct services.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segments:

(In thousands)

		Tower
		Ownership
		and
	Services	Management	Total

2000
Net revenue from external customers	$149,385	$1,008	$150,393
Intersegment revenues	—	—	—

Total revenues	$149,385	$1,008	$150,393

Depreciation and amortization	1,812	265	2,077
Interest income	277	—	277
Interest expense	10	—	10
Income tax expense (benefit)	7,580	93	7,673
Income before taxes	17,035	207	17,242
Segment assets	60,017	1,390	61,407
Expenditures for property	2,645	96	2,741
2001
Net revenue from external customers	$130,609	$—	$130,609
Intersegment revenues	—	—	—

Total revenues	$130,609	$—	$130,609

Depreciation and amortization	1,808	—	1,808
Interest income	318	—	318
Interest expense	12	—	12
Income tax expense	1,597	—	1,597
Income (loss) before taxes	4,050	(14)	4,036
Segment assets	51,248	149	51,397
Expenditures for property	2,134	13	2,147
2002
Net revenue from external customers	$67,069	$—	$67,069
Intersegment revenues	—	—	—

Total revenues	67,069	—	67,069

Depreciation and amortization	2,188	—	2,188
Interest income	103	—	103
Interest expense	15	—	15
Income tax expense	(4,152)	26	(4,126)
Loss before taxes	(15,740)	97	(15,643)
Segment assets	46,965	—	46,965
Expenditures for property	2,756	—	2,756

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2000	2001	2002

Revenues
Revenues for reportable segments	$150,393	$130,609	$67,069
Eliminations	—	—	—

Total consolidated revenues	$150,393	$130,609	$67,069

Assets
Total assets for reportable segments	$61,407	$51,397	$46,965
Assets not attributable to reportable segments:
Cash and cash equivalents	19,279	49,124	34,088
Short-term investments	19,038	484	514
Deferred and prepaid tax assets	6,916	7,394	12,720
Property and equipment	2,778	2,854	1,568
Receivables	—	—	—
Prepaids	292	684	622
Other	335	294	246

Total consolidated assets	$110,045	$112,231	$96,723

	2000	2001	2002

Income (loss) before income taxes for reportable segments	$17,242	$4,036	$(15,643)
Gain on sale of tower portfolio and administration, net	26,437	2,998	2,000
Sale of investments and assets	—	22,395	—
Restructuring charge	—	—	(13,522)
Impairment of investments	—	—	(5,139)
Bad debt recoveries	1,012	7,492	1,589
General corporate expenses	(7,542)	(8,908)	(6,406)

Income (loss) from operations before income taxes	$37,149	$28,013	$(37,121)

		Unallocated
	Segment	Corporate		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

2000
Depreciation and amortization	$2,077	$822	—	$2,899
Interest income	277	1,674	—	1,951
Interest expense	10	253	—	263
Income taxes	7,673	8,858	—	16,531
Expenditures for property	2,741	1,129	—	3,870
2001
Depreciation and amortization	$1,808	$1,204	$—	$3,012
Interest income	318	1,581	—	1,899
Interest expense	12	1	—	13
Income taxes	1,597	9,444	—	11,041
Expenditures for property	2,147	1,230	—	3,377

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unallocated
	Segment	Corporate		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

2002
Depreciation and amortization	$2,188	$696	$—	$2,884
Interest income	103	737	—	840
Interest expense	15	7	—	22
Income taxes	(4,126)	(4,325)	—	(8,451)
Expenditures for property	2,756	98	—	2,854

      Information concerning services revenue is as follows (in thousands):

	2000	2001	2002

Design and deployment	$142,566	$123,210	$63,695
Operations and maintenance	1,655	2,056	1,089
Consulting	5,164	5,343	2,285
Towers	1,008	—	—

Total revenues	$150,393	$130,609	$67,069

      Information concerning principal geographic areas was as follows (in thousands):

	2000		2001		2002

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

Americas:
United States of America	$106,781	$4,215	$100,204	$3,609	$28,812	$1,978
Other	4,909	307	3,136	340	1,807	95

Total Americas	111,690	4,522	103,340	3,949	30,619	2,073

Europe, Middle East and Africa:
United Kingdom	3,859	914	7,477	1,473	14,864	1,430
Netherlands	10,213	—	9,516	—	10,425	230
Italy	2,275	—	937	103	5,686	1,215
Other	19,568	202	5,631	205	4,056	18

Total Europe, Middle East and Africa	35,915	1,116	23,561	1,781	35,031	2,893

Asia-Pacific	2,788	—	3,708	—	1,419	44

Total revenues and net property	$150,393	$5,638	$130,609	$5,730	$67,069	$5,010

(20)     Quarterly Data (Unaudited)

	2001

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$42,655	$29,532	$34,347	$24,075
Operating income (loss)	4,600	790	568	(1,944)
Income (loss) before income taxes	5,140	1,148	23,358	(1,633)
Net income (loss)	3,084	689	14,015	(816)
Net income (loss) per share:
Basic	$0.15	$0.03	$0.68	$(0.04)

Diluted	$0.15	$0.03	$0.68	$(0.04)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$17,398	$12,219	$17,425	$20,027
Operating loss	(6,963)	(11,326)	(8,501)	(7,382)
Loss before income taxes	(6,659)	(16,319)	(8,116)	(6,027)
Net loss	(5,061)	(11,244)	(7,016)	(5,349)
Net loss per share:
Basic	$(0.24)	$(0.54)	$(0.34)	$(0.26)

Diluted	$(0.24)	$(0.54)	$(0.34)	$(0.26)

      During the first quarter of 2001, the Company received payment of $2.1 million, net of taxes withheld at the source of $0.4 million, related to a recovery of bad debt. (see note 8). The Company also recorded gains on its tower sale of $1.6 million (see note 3).

      During the second quarter of 2001, the Company received payment of $5.0 million related to the reorganization of Pocket Communications (see note 8). This gain was offset by increased operating costs related to an increase in estimated costs to complete a large fixed-price contract in the Middle East of $2.2 million, and an additional provision for expatriate employee reimbursed taxes of $1.3 million. The Company also recorded gains on its tower sale of $0.7 million (see note 3).

      During the third quarter of 2001, the Company sold all of its shares and pre-petition interest debt claims against NextWave Telecom resulting in a gain of $21.4 million. The Company also sold its interest in Tecnosistemi resulting in a gain of $1.0 million during the third quarter of 2001. (see note 10)

      During the fourth quarter of 2001, the Company incurred an operating loss as a result of increased cost to complete the XM Satellite contract of $1.7 million and reduced gross profit resulting from lower revenues. The Company also recorded gains on its tower sale of $0.7 million (see note 3).

      During the second quarter of 2002, the Company took an impairment charge for $5.1 million for its investments in Mobilocity and PDN (see Note 9). The Company took a restructuring charge in the same quarter for $10.0 million related to the low utilization of professional employees as well as for excess facility costs (see note 7). There were gains of $2.0 million related to the sale of the tower business (see note 3) and the recovery of $1.6 million related to the settlement of a claim (see note 8).

      During the third quarter, the Company took a bad debt charge of $3.1 million related to two large contracts.

      During the fourth quarter, the Company increased its restructuring charge by $3.5 million to provide for additional excess facility costs (see note 7). The Company recorded a recovery for excess provisions that were no longer needed for operations in Egypt of $1.1 million (see note 12).

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

Item 14:     Controls and Procedures

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in item 8 hereof.

Report of Independent Auditors.

Consolidated Statements of Operations — Years Ended December 31, 2000, 2001, and 2002.

Consolidated Balance Sheets as of December 31, 2001 and 2002.

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2000, 2001, and 2002.

Consolidated Statements of Cash Flows — Years Ended December 31, 2000, 2001, and 2002.

Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

      Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit
No.		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.1	—	LCC International, Inc. 1996 Directors Stock Option Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.2	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).

10.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).

10.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2000).

10.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2002).

10.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2002).

Exhibit
No.		Exhibit Description

10.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2002).

10.8	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.9	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.10	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.11	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.12	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.13	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

10.14	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees. (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.15	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

10.16	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

10.17	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

10.18	—	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and LCC International, Inc. dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).

10.19	—	Letter Agreement, dated December 12, 2002, between LCC International, Inc. and Graham Perkins

Exhibit
No.		Exhibit Description

10.20	—	Letter Agreement, dated February 13, 2002 between LCC International, Inc. and Vincent Gwiazdowski.

10.21	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 27, 1999).

10.22	—	Loan Agreement between C. Thomas Faulders, III, and LCC International, Inc. dated December 22, 1999 (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).

10.23	—	Contract of Employment dated April 30, 2001 between LCC UK Ltd. and Carlo Baravalle (incorporated in by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 28, 2002).

10.24	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

10.25	—	Letter dated June 19, 2001, from LCC International, Inc. to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 28, 2002).

10.26	—	Form of Indemnity Agreement between LCC International, Inc. and the current and former officers and directors of LCC International, Inc. (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.27	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle- LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.28	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

10.29	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.30	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.31	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.32	—	First Amendment to Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 28, 2002).

Exhibit
No.		Exhibit Description

10.33	—	Amended and Restated Shareholders’ Rights Agreement dated February, 1996 between NextWave Telecom Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

10.34	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

10.35	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

10.36	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

10.37	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

†10.38	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999).

†10.39	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

10.40	—	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 1999).

10.41	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 8, 1999).

10.42	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 20, 2000).

10.43	—	Settlement and Release between LCC International, Inc. and minority shareholders of Microcell Management Inc. dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).

21	—	Subsidiaries of the Company.

23.1	—	Consent of KPMG LLP.

99.1	—	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.		Exhibit Description

99.2	—	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	—	LCC International, Inc. Corporate Standards of Conduct.

†	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.

      (b) Reports on Form 8-K.

      On November 14, 2002, the Company filed a Current Report on Form 8-K, which reported that on November 12, 2002, the Company issued a press release announcing its financial results for the third quarter of 2002.

      On December 23, 2002, the Company filed a Current Report on Form 8-K, which reported that on December 23, 2002, the Company issued a press release announcing that its 51%-owned subsidiary in the Netherlands, Detron LCC Network Services, B.V. (“Detron-LCC”), had entered into two agreements with Ericsson Telecommunicatie B.V. (“Ericsson”) pursuant to which Detron-LCC had been engaged by Ericsson to outsource certain network rollout, site acquisition and field maintenance services in the Benelux countries, i.e., the Netherlands, Belgium and Luxemburg.

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

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ GRAHAM B. PERKINS Graham B. Perkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ MARK D. EIN Mark D. Ein	Director	March 28, 2003

/s/ STEVEN GILBERT Steven Gilbert	Director	March 28, 2003

/s/ SUSAN MAYER Susan Mayer	Director	March 28, 2003

/s/ SUSAN NESS Susan Ness	Director	March 25, 2003

/s/ NEERA SINGH Neera Singh	Director	March 28, 2003

/s/ RAJENDRA SINGH Rajendra Singh	Director	March 28, 2003

CERTIFICATIONS

I, C. Thomas Faulders, III, certify that:

1. I have reviewed this annual report on Form 10-K of LCC International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. THOMAS FAULDERS, III
C. Thomas Faulders, III
Chairman and Chief Executive Officer

Date: March 28, 2003

I, Graham B. Perkins, certify that:

1. I have reviewed this annual report on Form 10-K of LCC International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GRAHAM B. PERKINS
Graham B. Perkins
Senior Vice President, Chief Financial Officer and Treasurer

Date: March 28, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance at	Charged to	Charges to		Balance at
Description	Beginning of period	costs and expenses	other accounts	Deductions(1)	end of period

Year ended December 31, 2000
Allowance for doubtful accounts	7,860	(306)	81	5,806	1,829
Year ended December 31, 2001
Allowance for doubtful accounts	1,829	2,123	316	2,220	2,048
Year ended December 31, 2002
Allowance for doubtful accounts	2,048	4,317	724	3,967	3,122

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

3.1	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.1	—	LCC International, Inc. 1996 Directors Stock Option Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.2	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.3	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.4	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2000).
10.5	—	Amendment to LCC International, Inc. 1996 Directors Stock Option Plan, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2002).
10.6	—	Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan, dated February 1, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2002).
10.7	—	LCC International, Inc. 1996 Employee Stock Purchase Plan, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 2, 2002).
10.8	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.9	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.10	—	Form of LCC International, Inc. Directors Stock Option Plan stock option agreement for directors who will receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).

Exhibit
No.		Exhibit Description

10.11	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.12	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.13	—	Form of LCC International, Inc. 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.14	—	Form of Stock Option Agreement between LCC International, Inc. and the Carlyle Option Designees (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.15	—	Letter Agreement dated February 22, 1999, between LCC International, Inc. and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.16	—	Letter Agreement dated May 26, 1999, between LCC International, Inc. and David Walker (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.17	—	Letter Agreement dated May 31, 1996 between LCC International, Inc. and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.18	—	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and LCC International, Inc. dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
10.19	—	Letter Agreement, dated December 12, 2001, between LCC International, Inc. and Graham Perkins
10.20	—	Letter Agreement, dated February 13, 2002, between LCC International, Inc. and Vincent Gwiazdowski.
10.21	—	Employment Agreement, dated May 24, 1999, between LCC International, Inc. and C. Thomas Faulders, III (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 27, 1999).
10.22	—	Loan Agreement between C. Thomas Faulders, III, and LCC International, Inc. dated December 22, 1999 (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
10.23	—	Contract of Employment dated April 30, 2001 between LCC UK Ltd. and Carlo Baravalle (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 28, 2002).
10.24	—	Letter dated January 11, 2001, from LCC International, Inc. to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).

Exhibit
No.		Exhibit Description

10.25	—	Letter dated June 19, 2001, from LCC International, Inc. to Susan Ness. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 28, 2002).
10.26	—	Form of Indemnity Agreement between LCC International, Inc. and the current and former officers and directors of LCC International, Inc. (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.27	—	Intercompany Agreement dated as of August 27, 1996 among Telcom Ventures, L.L.C., LCC, L.L.C., LCC International, Inc., Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.28	—	Registration Rights Agreement dated July 25, 1996 among LCC International, Inc., RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.29	—	Overhead and Administrative Services Agreement dated August 27, 1996 between LCC International, Inc. and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.30	—	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and LCC International, Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.31	—	Form of Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.32	—	First Amendment to Promissory Note by Telcom Ventures, L.L.C. to LCC International, Inc.
10.33	—	Amended and Restated Shareholders’ Rights Agreement dated February, 1996 between NextWave Telecom Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.34	—	Subscription Agreement dated March 12, 1996 between NextWave Telecom, Inc. and LCC, L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on September 20, 1996).
10.35	—	Convertible Loan and Investment Agreement dated March 20, 1996 by and between LCC, L.L.C. and DCR Communications, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
10.36	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).

Exhibit
No.		Exhibit Description

10.37	—	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed on August 16, 1996).
†10.38	—	Contract for Engineering and Construction of Terrestrial Repeater Network System between XM Satellite Radio Inc. and LCC International, Inc. dated August 18, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999).
†10.39	—	Amendment No. 6 to the Terrestrial Repeater Network System Contract between XM Satellite Radio Inc. and LCC International, Inc. dated January 8, 2001 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 2, 2001).
10.40	—	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 1999).
10.41	—	Letter, dated October 22, 1999, among LCC International, Inc., LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 8, 1999).
10.42	—	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc. dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 20, 2000).
10.43	—	Settlement and Release between LCC International, Inc. and minority shareholders of Microcell Management Inc. dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on December 20, 2001).
21	—	Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.
99.1	—	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	—	LCC International, Inc. Corporate Standards of Conduct.

†	Confidential treatment has been requested for certain portions of this document. The copy filed as an exhibit omits the information subject to the confidential treatment request.