Form 10-Q
period 2003-03-31
LCC INTERNATIONAL INC
filed 2003-05-14
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 873-2000

Not Applicable

(Former name, former address and former fiscal year, if changed, since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes            No  X

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

As of May 1, 2003 the registrant had outstanding 14,647,359 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 6,318,874 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2003

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

REVENUES	$17,398	$17,140
COST OF REVENUES	16,270	14,599

GROSS PROFIT	1,128	2,541

OPERATING EXPENSES:
Sales and marketing	2,295	1,956
General and administrative	5,105	4,738
Restructuring charge	—	(152)
Depreciation and amortization	691	796

	8,091	7,338

OPERATING LOSS	(6,963)	(4,797)

OTHER INCOME (EXPENSE):
Interest income	302	88
Other	2	1,249

	304	1,337

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,659)	(3,460)
BENEFIT FOR INCOME TAXES	(1,598)	(1,298)

NET LOSS	$(5,061)	$(2,162)

NET LOSS PER SHARE:
Basic	$(0.24)	$(0.10)

Diluted	$(0.24)	$(0.10)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET
LOSS PER SHARE:
Basic	20,833	20,958

Diluted	20,833	20,958

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	March 31,
	2002	2003

		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$37,507	$33,026
Restricted cash	1,308	1,537
Short-term investments	514	514
Receivables, net of allowance for doubtful accounts of $3,122 and $2,663 at December 31, 2002 and March 31, 2003, respectively:
Trade accounts receivable	13,165	11,783
Unbilled receivables	12,369	14,763
Due from related parties and affiliates	61	159
Deferred income taxes, net	3,932	5,249
Prepaid expenses and other current assets	1,835	1,690
Prepaid tax receivable and prepaid taxes	8,285	7,683

Total current assets	78,976	76,404
Property and equipment, net	5,010	4,559
Deferred income taxes, net	504	81
Goodwill and other intangibles	11,273	11,013
Other assets	960	1,018

	$96,723	$93,075

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,316	$7,950
Accrued expenses	10,543	9,760
Accrued employee compensation and benefits	6,272	6,017
Deferred revenue	41	863
Income taxes payable	882	414
Accrued restructuring current	3,937	3,608
Other current liabilities	26	154

Total current liabilities	29,017	28,766
Accrued restructuring	5,786	5,153
Other liabilities	832	597

Total liabilities	35,635	34,516

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 14,632 and 14,644 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	146	146
Class B common stock, $0.01 par value:
20,000 shares authorized; 6,319 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	63	63
Paid-in capital	94,132	94,152
Accumulated deficit	(30,079)	(32,241)
Note receivable from shareholder	(1,625)	(1,625)

Subtotal	62,637	60,495
Accumulated other comprehensive loss — foreign currency translation adjustments	(1,549)	(1,936)

Total shareholders’ equity	61,088	58,559

	$96,723	$93,075

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(5,061)	$(2,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	796
Provision (recovery) for doubtful accounts	678	(728)
Restructuring charge (recovery)	—	(152)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	7,679	(450)
Accounts payable and accrued expenses	(5,483)	(404)
Other current assets and liabilities	(1,625)	235
Other non-current assets and liabilities	(706)	(1,189)

Net cash used in operating activities	(3,827)	(4,054)

Cash flows from investing activities:
Proceeds from sales of short-term investments	(21)	—
Purchases of property and equipment	(406)	(250)
Proceeds from disposals of property and equipment	—	32
Business acquisitions	(7,146)	—

Net cash used in investing activities	(7,573)	(218)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	20
Proceeds from exercise of options	109	—
Increase in restricted cash	—	(229)
Repayment of loan to shareholder	700	—

Net cash provided by (used in) financing activities	809	(209)

Net decrease in cash and cash equivalents	(10,591)	(4,481)
Cash and cash equivalents at beginning of period	52,658	37,507

Cash and cash equivalents at end of period	$42,067	$33,026

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$1,316	$3

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

LCC International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Description of Operations

      The Company provides integrated end-to-end solutions for wireless voice and data communication networks with service offerings to include high level technical consulting, system design and deployment and ongoing operations and maintenance services. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; (4) the increasing complexity of wireless systems in operation; and (5) changes in wireless infrastructure spending and deployment. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on the Company.

Note 2:  Basis of Presentation

      The condensed consolidated financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the interim periods are not necessarily indicative of results for an entire year.

Note 3:  Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement provides specific guidance for the recognition, measurement and reporting of costs associated with exiting an activity or disposing of a long-lived asset, including restructuring charges that the Company currently accounts for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions are effective after December 31, 2002. The Company’s adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 gives further guidance to Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. ARB No. 51 requires companies to consolidate their financial statements when one company has a controlling financial interest, which is usually having a majority of the voting interest. FIN 46 further defines a controlling financial interest where the majority voting interest requirement is not met, a variable interest entity, and if the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated statements of the company. FIN 46 is effective for all arrangements entered into after January 31, 2003. As of March 31, 2003, the Company had not entered into any such arrangements.

Note 4:  Equity-Based Compensation

      The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25 and complies with the disclosure provisions of FASB SFAS No. 123, as amended by FASB SFAS No. 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with FASB SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.

      Had compensation cost for the Company’s stock based-compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123, the Company’s net loss and net loss per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended
	March 31,

	2002	2003

Net loss:
As reported	$(5,061)	$(2,162)
Pro forma	$(5,781)	$(2,777)
Net loss per share
As reported:
Basic	$(0.24)	$(0.10)

Diluted	$(0.24)	$(0.10)

Pro forma:
Basic	$(0.28)	$(0.13)

Diluted	$(0.28)	$(0.13)

Note 5:  Restructuring Charge

      During the second quarter of 2002, the Company adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, the Company recorded an additional $3.5 million restructuring charge relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $12.5 million, which included $1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge takes the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. During the first quarter of 2003, the Company reversed excess severance payable of approximately $0.2 million.

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Excess office space	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	152	9,571	9,723

Charges against the provision
Excess office space	—	(710)	(710)
Other	—	(100)	(100)
Reversal of severance payable no longer required	(152)	—	(152)

	—	(810)	(962)

Restructuring payable as of March 31, 2003	$—	$8,761	$8,761

      The restructuring payable was classified as follows:

	December 31,	March 31,
	2002	2003

Accrued restructuring current	$3,937	$3,608
Accrued restructuring	5,786	5,153

Accrued restructuring total	$9,723	$8,761

Note 6:  Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at March 31, 2002 and 2003. Comprehensive income (loss) for the three months ended March 31 is as follows (in thousands).

	2002	2003

Net loss	$(5,061)	$(2,162)

Other comprehensive loss, before tax	(103)	(619)
Income tax benefit related to items of comprehensive loss	(25)	(232)

Other comprehensive loss, net of tax	(78)	(387)

Comprehensive loss	$(5,139)	$(2,549)

Note 7:  Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 81.0% voting control.

      During 2002 and the first quarter of 2003, the Company continued to make certain payments on behalf of Telcom Ventures consisting primarily of fringe and payroll-related costs of $155,000 and $11,000, respectively and received reimbursements of $464,000 in 2002 and $7,900 during the first quarter of 2003. At December 31, 2002 and March 31, 2003, outstanding amounts associated with these payments, totaling $9,000 and $6,000, respectively, are included in due from related parties and affiliates within the accompanying condensed balance sheets. During 2002, the Company also provided an allowance of $100,000 for amounts in dispute. In April 2003, the Company received $100,000 to resolve the dispute in its entirety.

      In September 1996, the Company lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by the Company of $30.0 million of convertible subordinated debt from Telcom Ventures. The original note was payable over five years with equal annual principal payments over the term. Interest accrued at the rate of LIBOR, plus 1.75%. The Company received the final payment of principal and accrued interest of approximately $700,000 during the first quarter of 2002 in satisfaction of the note.

      In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. The Company acquired the shares from Westminster Capital B.V. (“Westminster”). Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $17,000 of rent expense for the quarter ended March 31, 2003. During the first quarter of 2003, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $100,000.

      Advances to employees aggregating approximately $33,000 and $36,000 at December 31, 2002 and March 31, 2003, respectively are included in due from related parties and affiliates on the accompanying condensed balance sheets.

Note 8:  Commitments and Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

      In connection with the acquisition of 51 percent of Detron in July 2002, the purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted accounts. These objectives were achieved and the Company expects to pay the additional amount in 2003.

Note 9:  Investments

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

      In February 2003, the Company sold its interest in the Pre-Petition Interest Amount for $1.0 million in cash, which was paid in March 2003. The Company recorded the receipt in other income (expense) on the accompanying condensed consolidated statement of operations.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

LCC International, Inc. and Subsidiaries

For the Three Months Ended March 31, 2002 and 2003

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, without limitation, forward-looking statements regarding the Company’s ability to pursue and secure new business opportunities. A more complete discussion of business risks is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in the Company’s wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; (4) the increasing complexity of wireless systems in operation; and (5) changes in wireless infrastructure spending and deployment.

      The Company’s primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived both from fixed price and time and materials contracts. The Company recognizes revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts, the Company recognizes revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized, as they become known and estimable. The Company recognizes revenues on time and materials contracts as the services are performed.

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

      The completion of the XM Satellite contract coupled with the industry slowdown has caused revenue to decline dramatically since 2001. Additionally, the need to replace revenue derived from the XM Satellite contract and the difficult marketplace has caused gross profit as a percentage of total revenues to decline. Cost reduction measures taken by the Company are not sufficient to return the Company to profitability without additional growth in revenue. The Company has recently seen renewed customer activity to upgrade or enhance existing systems. Despite this renewed activity, it is difficult to predict the impact, if any, and the related timing of any such impact, upon the Company’s future revenue growth opportunities.

      Europe is a promising area for revenue growth for the Company. This optimism is caused by the need of the European carriers to meet network-building obligations associated with their 3G licenses, which represent a significant investment on their part. With the recent availability of 3G equipment in Europe, the Company expects that demand for the types of services provided by the Company will increase. Revenue from 3G networks constituted 13.4% and 33.4% of the Company’s revenues for the quarter ended March 31, 2002 and 2003, respectively, and it is expected to continue to be an area of business growth in the future. In anticipation of this growth, and in order to complement its European Radio Frequency Engineering capacity with local deployment capability necessary to provide end-to-end services in key European markets, the Company has recently acquired additional deployment capability in Europe. In December 2001, the Company acquired LCC Italia (formerly known as Transmast), a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. In January 2002, the Company acquired the assets of Smith Woolley Telecom, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, and management and maintenance services to the wireless industry in the United Kingdom. In July 2002, the Company acquired 51% of Detron LCC Network Services B.V., a newly formed company specializing in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these recent acquisitions. These newly acquired international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical. These contracts typically contain payment terms that are less favorable, and consequently require greater working capital than has historically been required by the Company, which is reflected as an increase in days sales outstanding. Additionally, the work may provide lower gross profit margins than engineering design services.

Results of Operations

      The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of
	Revenues
	Three Months
	Ended
	March 31,

	2002	2003

Revenues	100.0%	100.0%
Cost of revenues	93.5	85.2

Gross profit	6.5	14.8

Operating expenses:
Sales and marketing	13.2	11.5
General and administrative	29.3	27.6
Restructuring charge	—	(0.9)
Depreciation and amortization	4.0	4.6

Total operating expenses	46.5	42.8

Operating loss	(40.0)	(28.0)

Other income (expense):
Interest income	1.7	0.5
Other	—	7.3

Total other income (expense)	1.7	7.8

Loss from operations before income taxes	(38.3)	(20.2)
Benefit for income taxes	(9.2)	(7.6)

Net loss	(29.1)%	(12.6)%

Three Months Ended March 31, 2003

Compared to
Three Months Ended March 31, 2002

      Revenues. Revenues for the three months ended March 31, 2003 were $17.1 million compared to $17.4 million for the prior year, a decrease of $0.3 million or 1.7%. The net decrease comprised a reduction in revenues in the Americas region of approximately $3.3 million, offset by an increase in the EMEA and Asia Pacific regions of $3.0 million. Of the $3.3 million reduction in revenues in the Americas region, about $3.0 million related to the completion of the XM Satellite contract in 2002. The increase in the EMEA and Asia Pacific regions of $3.0 million was mostly attributable to the acquisition and subsequent growth in revenues of LCC Italia of $3.7 million offset by the completion of a major network deployment contract in 2002 of $0.9 million for a customer in the Middle East.

      Cost of Revenues. Cost of revenues for the three months ended March 31, 2003 was $14.6 million compared to $16.3 million for the prior year, a decrease of $1.7 million or 10.4%. Consistent with the explanation for the changes in revenue above, the net decrease of $1.7 million comprised a decrease in cost in the Americas region of $3.5 million, offset by an increase in costs in the EMEA and Asia Pacific regions of $1.8 million. Of the decrease in cost of revenues for the Americas region of $3.5 million approximately $2.4 million was attributable to the completion of the XM Satellite contract and approximately $0.5 million was attributable to improvements in the utilization of professional staff. The increase in cost of revenues in the EMEA and Asia Pacific regions represent an increase in cost for LCC Italia of $3.0 million and a decrease in costs for the customer in the Middle East of $1.3 million.

      Gross Profit. Gross profit for the three months ended March 31, 2003 was $2.5 million or 14.8% of revenues compared to $1.1 million or 6.5% of revenues for the prior year, an increase of $1.4 million or 8.3%. Consistent with the explanation for the changes in revenue above, the net increase in gross profit of $1.4 million (8.3%) comprised an increase in the Americas region of $0.2 million (1.3%) and an increase in the EMEA and Asia Pacific regions of $1.2 million (7.0%). The increase of $1.2 million (7.0%) in the EMEA and Asia Pacific regions consisted of $0.8 million (4.7%) related to LCC Italia and from the recognition of $0.4 million (2.3%) in 2002 of costs in excess of revenues on completion of the network deployment contract for the customer in the Middle East.

      Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2003 were $2.0 million compared to $2.3 million in the prior year, a decrease of $0.3 million. Sales and marketing as a percentage of total revenues was 11.4% and 13.2% for 2003 and 2002, respectively. The decrease is largely attributable to the Americas region efforts during the first quarter of 2002 to develop new projects to replace the XM Radio contract that ended in the first quarter of 2002.

      General and Administrative. General and administrative expenses for the three months ended March 31, 2003 were $4.7 million compared to $5.1 million in the prior year, a decrease of $0.4 million. Included in these figures are provisions for bad debts net of benefits from recoveries of $0.7 million (net benefit) in 2003 and $0.7 million (net expense) in 2002 respectively, a net reduction in general and administrative expenses of $1.4 million.

      Excluding the effects of bad debts, general and administrative expenses for 2003 was $5.4 million compared to $4.4 million for the prior year. The increase of $1.0 million was largely attributable to the acquisition of Smith Woolley Telecom and Detron in the EMEA region in 2002, offset by reductions from the Company’s restructuring efforts.

      Restructuring Charge. There was a recovery of restructuring charges of $0.2 million in the three months ended March 31, 2003. There were no comparable recoveries or charges during the first quarter of 2002. In March 2003, the Company reversed the excess severance accruals remaining from the initial restructuring charge taken in June 2002.

      Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2003 was $0.8 million compared to $0.7 million in the prior year, an increase of $0.1 million. Reductions in infrastructure spending in the Americas region of approximately $0.2 million were offset by the amortization of intangible assets resulting from the acquisitions of Detron and Smith Woolley, and increases in infrastructure spending in the EMEA region of $0.3 million.

      Other Income and Expense. Other income and expense for the three months ended March 31, 2003 was a net income of $1.3 million compared to net income of $0.3 million in the prior year. Other income increased in 2003 over 2002 by approximately $1.0 million due to cash received from the sale of NextWave Pre-Petition interest (see note 9 of the condensed consolidated financial statements).

      Benefit for Income Taxes. The benefit for income taxes was recorded for the three months ended March 31, 2003 using an effective income tax rate of 37.5% compared to 24.0% for the first quarter of 2002. The increase in the effective income tax rate in 2003 is the result of the decrease in foreign operating losses relative to the total results of worldwide operations, since no tax benefits are recorded on foreign operating losses. The effective income tax rate would have been approximately 35.0% in 2002 if these benefits were recorded.

      Net Loss. The net loss for the first quarter of 2003 was $2.2 million compared to a net loss of $5.1 million in the prior year. The lower net loss for the first quarter of 2003 was due to the improvement in gross profit described above, the net decrease in general and administrative expenses and the sale of the NextWave Pre-Petition interest.

Liquidity and Capital Resources

      Cash combined with restricted cash and short-term investments at March 31, 2003 provided total liquid assets of $35.1 million, compared to $39.3 million at December 31, 2002, a decrease of $4.2 million. This decrease in liquidity largely related to cash used in operations for the three months ended March 31, 2003.

      Cash used by operations was $4.1 million for the three months ended March 31, 2003, compared to $3.8 million for the prior year.

      Cash used by investing activities was $0.2 million for the three months ended March 31, 2003, compared to $7.6 million for the prior year. Cash used by investing activities in 2002 largely related to the acquisition of Smith Woolley Telecom in the United Kingdom.

      Cash used in financing activities was $0.2 million for the three months ended March 31, 2003, compared to cash provided of $0.8 million for the prior year. In 2003, the Company increased restricted cash by $0.2 million, which related to the deposit of cash to support the issue of certain advance and performance guarantees. Cash provided in 2002 mostly related to the repayment to the Company of the final installment of a loan by Telcom Ventures, a shareholder.

      Working capital was $47.6 million, compared to $50.0 million at December 31, 2002, a decrease of $2.4 million. The decrease in working capital in 2003 was due to the use of cash to fund operating losses.

      The Company had no debt and did not maintain a line of credit as of March 31, 2003, since it had cash and short-term investments that it considered sufficient to meet liquidity requirements. Subsequent to March 31, 2003, the Company has established a line of credit in The Netherlands to fund the growth in working capital of its subsidiary, Detron LCC Network Services B.V. The Company has not engaged in any off-balance sheet financing as of March 31, 2003. The Company believes it has sufficient assets and relationships with financial institutions to obtain appropriate debt facilities should the business need arise.

      For the short term, the Company believes it has adequate cash and short-term investments to satisfy cash requirements for at least the next twelve months. The Company also believes it will generate sufficient cash from operations to meet its long-term liquidity needs.

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts and accrual of expatriate taxes;

•	Accounting for income taxes; and

•	Restructuring charge.

     Revenue recognition policy

      The Company’s principal source of revenues consists of design and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed price, time-certain basis. The portion of the Company’s revenue from fixed-price contracts was 80.9% during the first quarter of 2003. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and its then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of the Company’s management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made.

     Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of the probability of collection of its accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the quarter ended March 31, 2003, the Company derived 78.7% of its total revenues from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 69.8% of the Company’s net receivable balance as of March 31, 2003. In addition, fixed-price contracts with unfavorable milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. At March 31, 2003, the Company had approximately $14.8 million of unbilled receivables, compared to approximately $12.4 million at December 31, 2002. Lastly, the Company frequently performs services for development-stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for any additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, and the employee’s personal tax situation. In addition, it requires interpretation of tax laws, an assessment of potential audit risk from tax authorities, and often the resolution of the tax liabilities may not occur for several years. The Company has $2.5 million accrued for expatriate tax obligations as of March 31, 2003.

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

      Considerable management judgment may be required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $6.2 million as of March 31, 2003, due to uncertainties related to its ability to utilize some of its deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to the Company’s initial public offering. The net deferred tax assets, as of March 31, 2003 were $5.3 million.

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

Related Party Transactions

      During 2002 and the first quarter of 2003, the Company continued to make certain payments on behalf of Telcom Ventures consisting primarily of fringe and payroll-related costs of $155,000 and $11,000, respectively and received reimbursements of $464,000 in 2002 and $7,900 during the first quarter of 2003. At December 31, 2002 and March 31, 2003, outstanding amounts associated with these payments, totaling $9,000 and $6,000, respectively, are included in due from related parties and affiliates within the accompanying condensed balance sheets. During 2002, the Company also provided an allowance of $100,000 for amounts in dispute. In April 2003, the Company received $100,000 to resolve the dispute in its entirety.

      In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. The Company acquired the shares from Westminster Capital B.V. (“Westminster”). Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $17,000 of rent expense for the quarter ended March 31, 2003. During the first quarter of 2003, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $100,000.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 gives further guidance to ARB No. 51, “Consolidated Financial Statements”. ARB No. 51 requires companies to consolidate their financial statements when one company has a controlling financial interest, which is usually having a majority of the voting interest. FIN 46 further defines a controlling financial interest where the majority voting interest requirement is not met, a variable interest entity, and if the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated statements of the company. FIN 46 is effective for all arrangements entered into after January 31, 2003. As of March 31, 2003, the Company had not entered into any such arrangements.

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

      Approximately 63.7% the Company’s revenues were generated outside the United States for the three months ended March 31, 2003, the majority of which were in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2003 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the U.S. dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at March 31, 2003. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The dollar was stronger relative to many of the foreign currencies at March 31, 2002 compared to March 31, 2003. Consequently, the accumulated other comprehensive loss component of shareholders’ equity increased $0.4 million during the three months ended March 31, 2003. As of March 31, 2003, the total amount of long-

term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $11.8 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of and short-term intercompany transactions with its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. A hypothetical 10% adverse change would result in a $0.1 million reduction to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

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

      Not Applicable

Item 3:     Defaults Upon Senior Securities

      Not Applicable

Item 4:     Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5:     Other Information

      Not Applicable

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

           11  — Calculation of Net Income Per Share

99.1 —	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 —	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      On February 10, 2003, the Company filed a Current Report on Form 8-K, which reported that the Company on February 10, 2003 issued a press release announcing its fourth quarter and year-end financial results for 2002.

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

Date: May 14, 2003

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/ C. THOMAS FAULDERS, III

C. Thomas Faulders, III
Chairman and Chief Executive Officer

I, Graham B. Perkins, certify that:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/ GRAHAM B. PERKINS

Graham B. Perkins
Senior Vice President, Chief Financial
Officer and Treasurer