Form 10-Q
period 2003-06-30
LCC INTERNATIONAL INC
filed 2003-08-12
CIK 1016229

________________________________________________________________________________

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 1, 2003 the registrant had outstanding 14,658,545 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 6,316,374 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2003

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

REVENUES	$12,219	$18,187	$29,617	$35,327
COST OF REVENUES	10,724	14,860	26,994	29,459

GROSS PROFIT	1,495	3,327	2,623	5,868

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,951	1,481	4,246	3,437
General and administrative	2,084	4,731	7,189	9,469
Restructuring charge	10,030	—	10,030	(152)
Gain on sale of tower portfolio and administration, net	(2,000)	—	(2,000)	—
Depreciation and amortization	756	810	1,447	1,606

	12,821	7,022	20,912	14,360

OPERATING LOSS	(11,326)	(3,695)	(18,289)	(8,492)

OTHER INCOME (EXPENSE):
Interest income	208	101	510	197
Other	(5,201)	79	(5,199)	1,320

	(4,993)	180	(4,689)	1,517

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,319)	(3,515)	(22,978)	(6,975)
PROVISION (BENEFIT) FOR INCOME TAXES	(5,075)	460	(6,673)	(838)

NET LOSS	$(11,244)	$(3,975)	$(16,305)	$(6,137)

NET LOSS PER SHARE:
Basic	$(0.54)	$(0.19)	$(0.79)	$(0.29)

Diluted	$(0.54)	$(0.19)	$(0.79)	$(0.29)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET
LOSS PER SHARE:
Basic	20,731	20,969	20,728	20,964

Diluted	20,731	20,969	20,728	20,964

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	June 30,
	2002	2003

	(Audited)	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$37,507	$25,874
Restricted cash	1,308	1,537
Short-term investments	514	532
Receivables, net of allowance for doubtful accounts of $3,122 and $2,163 at December 31, 2002 and June 30, 2003, respectively:
Trade accounts receivable	13,165	14,639
Unbilled receivables	12,369	15,006
Due from related parties and affiliates	61	46
Deferred income taxes, net	3,932	2,922
Prepaid expenses and other current assets	1,835	2,072
Prepaid tax receivable and prepaid taxes	8,285	8,434

Total current assets	78,976	71,062
Property and equipment, net	5,010	4,325
Deferred income taxes, net	504	2,009
Goodwill and other intangibles	11,273	12,031
Other assets	960	1,144

	$96,723	$90,571

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$1,993
Accounts payable	7,316	7,700
Accrued expenses	10,543	7,642
Accrued employee compensation and benefits	6,272	6,389
Deferred revenue	41	771
Income taxes payable	882	926
Accrued restructuring current	3,937	4,673
Other current liabilities	26	349

Total current liabilities	29,017	30,443
Accrued restructuring	5,786	3,407
Other liabilities	832	631

Total liabilities	35,635	34,481

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 14,632 and 14,656 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	146	147
Class B common stock, $0.01 par value:
20,000 shares authorized; 6,319 and 6,316 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	63	63
Paid-in capital	94,132	94,169
Accumulated deficit	(30,079)	(36,216)
Note receivable from shareholder	(1,625)	(1,625)

Subtotal	62,637	56,538
Accumulated other comprehensive loss — foreign currency translation adjustments	(1,549)	(448)

Total shareholders’ equity	61,088	56,090

	$96,723	$90,571

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(16,305)	$(6,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,447	1,606
Provision (recovery) for doubtful accounts	632	(1,257)
Impairment of assets	5,139	—
Restructuring charge (recovery)	10,030	(152)
Gain on sale of tower portfolio	(2,000)	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	14,150	(3,057)
Accounts payable and accrued expenses	(7,747)	(2,664)
Other current assets and liabilities	(7,076)	(744)
Other non-current assets and liabilities	(800)	(294)

Net cash used in operating activities	(2,530)	(12,699)

Cash flows from investing activities:
Proceeds from sales of short-term investments	(21)	(17)
Purchases of property and equipment	(753)	(477)
Proceeds from disposals of property and equipment	31	32
Business acquisitions	(7,146)	(273)

Net cash used in investing activities	(7,889)	(735)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	14	37
Proceeds from exercise of options	109	—
Proceeds from line of credit	—	2,787
Repayment of line of credit	—	(794)
Increase in restricted cash	—	(229)
Repayment of loan to shareholder	700	—

Net cash provided by financing activities	823	1,801

Net decrease in cash and cash equivalents	(9,596)	(11,633)
Cash and cash equivalents at beginning of period	52,658	37,507

Cash and cash equivalents at end of period	$43,062	$25,874

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$1,414	$224
Interest	—	30

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

In May 2003, in satisfaction of the purchase agreement between the Company and Westminster Capital, B.V. (“Westminster”), the Company paid Westminster approximately $0.3 million in cash and assigned a note to Westminster in the amount of approximately $0.2 million. As a result of the note assignment, goodwill and other intangible assets increased, offset by an increase in due to related parties, which is included in accounts payable on the condensed consolidated balance sheet. (See note 8).

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

Note 3:     Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 gives further guidance to Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. ARB No. 51 requires companies to consolidate their financial statements when one company has a controlling financial interest, which is usually having a majority of the voting interest. FIN 46 further defines a controlling financial interest where the majority voting interest requirement is not met, a variable interest entity, and if the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated statements of the company. FIN 46 is effective for all arrangements entered into after January 31, 2003. As of June 30, 2003, the Company had not entered into any such arrangements.

Note 4:     Equity-Based Compensation

      The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25 and complies with the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by FASB SFAS No. 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with FASB SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.

      Had compensation cost for the Company’s stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123, the Company’s net loss and net loss per share would have been reported at the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss:
As reported	$(11,244)	$(3,975)	$(16,305)	$(6,137)
Pro forma	$(11,884)	$(4,557)	$(17,653)	$(7,682)
Net loss per share
As reported:
Basic	$(0.54)	$(0.19)	$(0.79)	$(0.29)

Diluted	$(0.54)	$(0.19)	$(0.79)	$(0.29)

Pro forma:
Basic	$(0.57)	$(0.22)	$(0.85)	$(0.37)

Diluted	$(0.57)	$(0.22)	$(0.85)	$(0.37)

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

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Excess office space	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002.	152	9,571	9,723

Charges against the provision:
Excess office space	—	(1,491)	(1,491)
Reversal of excess severance	(152)	—	(152)

Restructuring payable as of June 30, 2003.	$—	$8,080	$8,080

      The restructuring payable was classified as follows:

	December 31,	June 30,
	2002	2003

Accrued restructuring current	$3,937	$4,673
Accrued restructuring	5,786	3,407

Accrued restructuring total	$9,723	$8,080

Note 6:     Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2002 and 2003. Comprehensive income (loss) for the three and six months ended June 30 2002 and 2003 is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss	$(11,244)	$(3,975)	$(16,305)	$(6,137)

Other comprehensive income (loss), before tax	1,204	1,870	1,101	1,251
Income tax provision related to items of comprehensive income (loss)	344	382	319	150

Other comprehensive income (loss), net of tax	860	1,488	782	1,101

Comprehensive loss	$(10,384)	$(2,486)	$(15,523)	$(5,036)

Note 7:     Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 81.0% voting control.

      During 2002 and the first half of 2003, the Company continued to make certain payments on behalf of Telcom Ventures consisting primarily of fringe and payroll-related costs of $155,000 and $43,000, respectively and received reimbursements of $464,000 in 2002 and $24,000 during the first half of 2003. At December 31, 2002 and June 30, 2003, outstanding amounts associated with these payments, totaling $9,000 and $19,000, respectively, are included in due from related parties and affiliates within the accompanying condensed balance sheets. During 2002, the Company also provided an allowance of $100,000 for amounts in dispute. In April 2003, the Company received $100,000 to resolve the dispute in its entirety.

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

      In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. The Company acquired the shares from Westminster B.V. (“Westminster”), which transferred the shares to Detron Corporation B.V. in January 2003. Detron has certain ongoing transactions with Detron Corporation B.V. Under a five-year lease agreement for office space, Detron recorded approximately $28,000 and $50,000 of rent expense for the three and six months ended June 30, 2003. Detron seconded various idle employees to Detron Telematics, Detron Corporation’s wholly owned subsidiary and recorded revenue of approximately $181,000 and $284,000 respectively, for the three and six months ended June 30, 2003.

      Advances to employees aggregating approximately $33,000 and $11,000 at December 31, 2002 and June 30, 2003, respectively are included in due from related parties and affiliates on the accompanying condensed balance sheets.

Note 8:     Commitments and Contingencies

      The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

      In connection with the acquisition of 51 percent of Detron in July 2002, the purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted accounts. Having determined that these objectives were achieved, the Company and the sellers, Westminster, agreed upon the payment of the second purchase price by way of (a) assignment of a note to the sellers in the amount of approximately $0.2 million and (b) the payment in cash of approximately $0.3 million. The payment in cash to Westminster was made in May in accordance with the deed of assignment agreement.

Note 9:     Line of Credit

      During the second quarter of 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. During the second quarter, Detron received $2.8 million in proceeds from the line of credit and repaid $0.8 million. As of June 30, 2003, Detron had $2.0 million outstanding to NMB.

Note 10:     Subsequent Events

      On August 4, 2003 the Company, through its wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd (“LCC/ BOCO”). The Company will contribute approximately $1,067,000 for a 49% share of LCC/ BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”) will contribute approximately $1,108,000 to hold the remaining 51% of LCC/ BOCO’s registered capital. The Company’s capital contribution is paid in three equal installments of approximately $355,000 each and the first installment was made on the date of closing. The second and third installments will be made on the date three months from the date of closing and six months from the date of closing, respectively. LCC/ BOCO offers design, deployment and maintenance services to wireless carriers in China.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LCC International, Inc. and Subsidiaries

For the Three and Six Months Ended June 30, 2002 and 2003

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

      The completion of the XM Satellite contract in the first quarter of 2002, coupled with the industry slowdown, has caused revenue to decline dramatically since 2001. Additionally, the need to replace revenue derived from the XM Satellite contract and the difficult marketplace has caused gross profit as a percentage of total revenues to decline. Cost reduction measures taken by the Company are not sufficient to return the Company to profitability without additional growth in revenue.

      Europe is a promising area for revenue growth for the Company. This optimism is caused by the need of the European carriers to meet network-building obligations associated with their 3G licenses, which represent a significant investment on their part. With the recent availability of 3G equipment in Europe, the Company expects that demand for the types of services provided by the Company will increase. Revenue from 3G networks constituted 17.0% and 31.7% of the Company’s revenues for the quarter ended June 30, 2002 and 2003, respectively, and it is expected to continue to be an area of business growth in the future. In anticipation of this growth, and in order to complement its European Radio Frequency Engineering capacity with local deployment capability necessary to provide end-to-end services in key European markets, the Company acquired additional deployment capability in Europe. In December 2001, the Company acquired LCC Italia (formerly known as Transmast), a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. In January 2002, the Company acquired the assets of Smith Woolley Telecom, a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, and management and maintenance services to the wireless industry in the United Kingdom. In July 2002, the Company acquired 51% of Detron LCC Network Services B.V., a newly formed company specializing in the provision of deployment, management and maintenance services to the wireless industry in the Netherlands. The Company also anticipates that its reliance upon fixed price contracts will continue to grow in connection with these acquisitions. These international operations provide more support for network deployment and construction management, where use of fixed price contracts is more typical. These contracts typically contain payment terms that are less favorable, and consequently require greater working capital than has historically been required by the Company, which is reflected as an increase in days sales outstanding. Additionally, the work may provide lower gross profit margins than engineering design services.

      In addition, the Company’s North America operations also have the chance to benefit from some increased spending by certain U.S. wireless carriers. Despite 2003 capital expenditure estimates for U.S. wireless carriers being lower than those reported for 2002, the Company has observed an increase in spending in the areas of network design, deployment and optimization by several carriers. This increased spending can be attributed to several trends: (1) preparation for number portability scheduled to be implemented by November 24, 2003, (2) license swaps as a result of carriers trying to maximize spectrum utilization and increase coverage, (3) enhanced network quality programs to reduce churn, (4) network expansion and capacity programs geared toward enabling new and enhanced services and (5) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons. Due to the strengthening of its sales initiatives, the Company has been successful in winning several major contracts awarded by carriers to specifically address these trends. For example, during the first half of 2003, the Company entered into agreements with Sprint Spectrum L.P. (“Sprint”) and US Cellular Corporation (“USCC”) to perform turnkey design and deployment services. In the case of Sprint, the Company will perform RF engineering and turnkey deployment services with an estimated contract value of approximately $70.0 million. In the case of USCC, the Company will perform turnkey design and deployment services with an estimated contract value of approximately $40.0 million. The Company’s ability to offer a full turnkey solution has been important in winning these awards. A mix of project management, engineering design and optimization, network deployment, construction and construction management services, characterizes these turnkey contracts. These types of contracts are frequently awarded on a fixed price basis and tend to generate lower gross profit margins than stand alone engineering design or network deployment services. The Company anticipates further growth in this area of business, resulting in an increased reliance upon fixed price turnkey contracts coupled with some degradation in its gross margins.

Results of Operations

      The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	87.8	81.7	91.1	83.4

Gross profit	12.2	18.3	8.9	16.6

Operating (income) expense:
Sales and marketing	16.0	8.1	14.3	9.7
General and administrative	17.0	26.0	24.3	26.8
Restructuring charge	82.1	0.0	33.9	(0.4)
Tower portfolio sale and administration, net	(16.4)	0.0	(6.8)	0.0
Depreciation and amortization	6.2	4.5	4.9	4.5

Total operating (income) expense	104.9	38.6	70.6	40.6

Operating loss	(92.7)	(20.3)	(61.7)	(24.0)

Other income (expense):
Interest income	1.7	0.6	1.7	0.6
Other	(42.6)	0.4	(17.6)	3.7

Total other income (expense)	(40.9)	1.0	(15.9)	4.3

Loss from operations before income taxes	(133.6)	(19.3)	(77.6)	(19.7)

Provision (benefit) for income taxes	(41.5)	2.5	(22.5)	(2.4)

Net loss	(92.1)%	(21.8)%	(55.1)%	(17.3)%

Three Months Ended June 30, 2003

Compared to
Three Months Ended June 30, 2002

      Revenues. Revenues for the three months ended June 30, 2003 were $18.2 million compared to $12.2 million for the prior year, an increase of $6.0 million or 49.2%. The EMEA and Americas regions increased $5.2 million and $0.8 million, respectively, over the same period last year. The EMEA region’s increase was primarily due to continued growth of LCC Italia and Detron, and to increased activity in Algeria. The Americas region increase in revenues of $0.8 million was primarily attributable to growth in North America.

      Cost of Revenues. Cost of revenues for the three months ended June 30, 2003 was $14.9 million compared to $10.7 million for the prior year, an increase of $4.2 million. Consistent with the explanation for the changes in revenue above, the increase of $4.2 million comprised a net increase in cost in the EMEA and the Americas regions of $4.1 million and $0.2 million, respectively and a decrease in cost in the Asia Pacific region of $0.1 million. The increase in cost of revenues in the EMEA region primarily represents an increase in cost for LCC Italia, Detron and Algeria of $4.8 million. In addition, costs increased over the prior year by $0.4 million reflecting the reversal in the prior year of employee benefit related accruals. The increase in cost of revenues in the Americas region was primarily attributable to growth in North America.

      Gross Profit. Gross profit for the three months ended June 30, 2003 was $3.3 million compared to $1.5 million for the prior year, an increase of $1.8 million. As a percentage of revenues, gross profit was 18.3% in 2003 compared to 12.2% in 2002, an increase of 6.1%. This increase of gross profit comprised increases in the EMEA region of $1.1 million (3.7%), in the Americas region of $0.6 million (1.6%) and in the Asia Pacific region of $0.1 million (0.8%). The increase of $1.1 million in the EMEA region is primarily composed of $1.1 million (6.7%) related to LCC Italia and Detron, $0.6 million (4.0%) related to Algeria and a $0.4 million decrease (3.4%) related to the reversal of employee benefit accruals in 2002. The increase in the Americas is mostly due to growth in North America.

      Sales and Marketing. Sales and marketing expenses were $1.5 million for the three months ended June 30, 2003 compared to $2.0 million for the prior year, a decrease of $0.5 million. Sales and marketing as a percentage of total revenues was 8.1% and 16.0%, respectively for the three months ended June 30, 2003 and 2002. The decrease in sales and marketing expenses is largely attributable to cost savings initiatives in the EMEA ($0.2 million) and Asia Pacific regions ($0.2 million).

      General and Administrative. General and administrative expenses were $4.7 million for the three months ended June 30, 2003 compared to $2.1 million for the prior year, an increase of $2.6 million. The Company recorded recoveries of previously reserved receivables for customers of $0.5 million and $1.6 million during the three months ended June 30, 2003 and 2002, respectively. Excluding the recoveries, general and administrative expenses for the three months ended June 30, 2003 would have been $5.2 million compared to $3.7 million for the prior year. The increase of $1.5 million is primarily due to continued growth of LCC Italia ($0.3 million), Detron ($0.4 million) and Algeria ($0.4 million).

      Restructuring Charge. A restructuring charge of $10.0 million was recorded for the three months ended June 30, 2002 pursuant to a restructuring plan adopted by the Company. The plan was formulated to respond to the low utilization of professional employees caused by the completion of several large fixed price contracts and the difficulty in obtaining new contracts as a result of a slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses were approximately $1.0 million. Additionally, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million. The Company did not record any restructuring charges during the three months ended June 30, 2003.

      Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the

Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant or otherwise satisfied. The Company recognized the remainder ($2.0 million) of the deferred gain during the three months ended June 30, 2002.

      Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for both the three months ended June 30, 2003 and 2002.

      Other Income (Expense). Other income and expense for the three months ended June 30, 2003 was a net income of $0.2 million compared to a net expense of $5.0 million for the three months ended June 30, 2002, an increase of $5.2 million. The $5.0 million of other income (expense) for the three months ended June 30, 2002 contained an impairment charge of $5.2 million related to the investments the Company made in 2000 in Plan + Design Netcare AG and Mobilocity.

      Income Taxes. The provision for income taxes was recorded for the three months ended June 30, 2003 using an effective income tax rate of 13.1% compared to a benefit of 31.1% for the comparable period in 2002. The rates utilized included cumulative adjustments of a provision of $0.9 million and a benefit of $0.3 million for three months ended June 30, 2003 and 2002, respectively, to reflect a change in the estimated effective income tax rates for the year to 12.0% in 2003 and 29.0% in 2002. The estimated effective income tax rates differed from the federal statutory tax rate of 35.0% due primarily to no tax benefits being recognized for losses generated by the Company’s foreign subsidiaries and an increase in the valuation allowance for foreign tax credits.

      Net Loss. The net loss was $4.0 million for the three months ended June 30, 2003 compared to a net loss of $11.2 million in the prior year. The higher loss in 2002 reflected the restructuring charge and the impairment charge for the investments. These charges were offset by the recovery of the previously deferred amount related to the tower sale. Both periods were affected by the cumulative adjustments made to the estimated effective tax rates for the year, as described above.

Six Months Ended June 30, 2003

Compared to
Six Months Ended June 30, 2002

      Revenues. Revenues for the six months ended June 30, 2003 were $35.3 million compared to $29.6 million for the prior year, an increase of $5.7 million or 19.3%. The net increase consisted of an increase in revenues in the EMEA region of $8.9 million offset by decreases in both the Americas region ($2.5 million) and the Asia-Pacific region ($0.7 million). The change in the EMEA region was due to the continued growth of LCC Italia, Detron and Algeria of $12.3 million, offset by decreases representing the completion of other contracts primarily in Egypt and the Netherlands of $3.4 million. The Americas net decrease of $2.5 million consisted of $3.3 million related to the completion of the XM Satellite contract in 2002 offset by growth of $0.8 million.

      Cost of Revenues. Cost of revenues for the six months ended June 30, 2003 was $29.5 million compared to $27.0 million for the prior year, an increase of $2.5 million. The EMEA region increased cost of revenues by $6.2 million, which was offset by decreases in the Americas and Asia Pacific regions of $3.3 million and $0.4 million respectively. The increase in the EMEA region was primarily due to LCC Italia, Detron and Algeria ($9.8 million), offset by reductions in Egypt and the Netherlands of $4.0 million. The Americas decrease was primarily due to the completion of the XM Satellite contract of $3.2 million in 2002.

      Gross Profit. Gross profit for the six months ended June 30, 2003 was $5.9 million compared to $2.6 million for the prior year, an increase of $3.3 million. As a percentage of revenues, gross profit was 16.6% in 2003 compared to 8.9% in 2002, an increase of 7.7%. The EMEA and Americas regions increased by $2.7 million (6.8%) and $0.9 million (2.1%) respectively, while the Asia Pacific region decreased by $0.3 million (1.2%). The EMEA region’s increase was primarily due to LCC Italia, Detron, and Algeria ($2.6 million), the completion of a fixed price contract in Egypt ($0.7 million), offset by $0.4 million related to the reversal of employee benefit accruals in 2002. The Americas increase of $0.9 million reflects the growth in revenues above.

      Sales and Marketing. Sales and marketing expenses were $3.4 million for the six months ended June 30, 2003 compared to $4.2 million for the prior year, a decrease of $0.8 million. The decrease is attributable to cost saving initiatives in the EMEA and Asia Pacific regions.

      General and Administrative. General and administrative expenses were $9.5 million for the six months ended June 30, 2003 compared to $7.2 million for the prior year, an increase of $2.3 million. Included in general and administrative expenses are net benefits from recoveries of previously reserved receivables of $1.3 million in 2003 and $1.0 million in 2002, respectively.

      Excluding the effects of bad debts, general and administrative expenses for 2003 was $10.8 million compared to $8.2 million for the prior year. The increase of $2.6 million was largely attributable to continued growth in the EMEA region, primarily Algeria ($0.5 million), LCC Italia ($0.6 million) and Detron ($0.9 million).

      Restructuring Charge. A restructuring charge of $10.0 million was recorded for the six months ended June 30, 2002 pursuant to a restructuring plan adopted by the Company. The plan was formulated to respond to the low utilization of professional employees caused by successful completion of several large fixed price contracts and difficulty in obtaining new contracts as a result of a slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated costs was approximately $1.0 million. Additionally, the Company had excess facility costs relative to the space occupied by the employees affected by the reduction in force and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $9.0 million. During the first half of 2003, the Company reversed $0.2 million related to excess severance accruals.

      Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, the Company entered into an agreement for the sale of telecommunications towers that it owned. As part of the sale agreement, the Company agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment, until the space was leased to another tenant or otherwise satisfied. The Company recognized $2.0 million of this previously deferred gain, for the six months ended June 30, 2002.

      Depreciation and Amortization. Depreciation and amortization expense was $1.6 million for the six months ended June 30, 2003 compared to $1.4 million for the prior year, an increase of $0.2 million. The increase in depreciation and amortization is due to the amortization of intangibles for the acquisitions the Company made in 2002.

      Other Income (Expense). Other income for the six months ended June 30, 2003 was $1.5 million compared to other expense of $4.7 million in the prior year, an increase of $6.2 million. Other expense for the six months ended June 30, 2002 contained an impairment charge of $5.2 million related to investments the Company made in 2000. Other income for the six months ended June 30, 2003 included approximately $1.0 million of cash received from the sale of NextWave Pre-Petition interest.

      Income Taxes. The benefit for income taxes was recorded for the six months ended June 30, 2003 and 2002 using an effective income tax rate of 12.0% in 2003 and 29.0% in 2002. The estimated effective income tax rates differed from the federal statutory tax rate of 35.0% due primarily to no tax benefits being recognized for losses generated by the Company’s foreign subsidiaries and an increase in the valuation allowance for foreign tax credits.

      Net Loss. The net loss was $6.1 million for the six months ended June 30, 2003 compared to a net loss of $16.3 million in the prior year. The higher net loss in 2002 reflected the restructuring charge and the impairment charge for the investments. These charges were offset by the recovery of the previously deferred amount related to the tower sale described above.

Liquidity and Capital Resources

      Cash combined with restricted cash and short-term investments at June 30, 2003 provided total liquid assets of $27.9 million, compared to $39.3 million at December 31, 2002, a decrease of $11.4 million. This decrease in liquidity largely related to cash used in operations for the six months ended June 30, 2003.

      Cash used by operations was $12.7 million for the six months ended June 30, 2003, compared to $2.5 million for the prior year, an increase of $10.2 million. Of this increase, $4.9 million was used to fund operating losses and $5.3 million was used to fund the increase in working capital.

      Cash used by investing activities was $0.7 million for the six months ended June 30, 2003, compared to $7.9 million for the prior year. Cash used by investing activities in 2002 largely related to the acquisition of Smith Woolley Telecom in the United Kingdom.

      Cash provided by financing activities was $1.8 million for the six months ended June 30, 2003, compared to cash provided of $0.8 million for the prior year. During the second quarter of 2003, the Company’s subsidiary in the Netherlands, Detron, established a line of credit, collateralized by Detron’s outstanding accounts receivable. Detron received proceeds from the line of credit of $2.8 million and repaid $0.8 million during the second quarter of 2003. Additionally, the Company increased restricted cash by $0.2 million Cash provided in 2002 mostly related to the repayment to the Company of the final installment of a loan by Telcom Ventures, a shareholder. Except for the line of credit described above, the Company has no other debt. The Company has no material cash commitments other than obligations under its operating leases and to fund the joint venture in China. The Company does anticipate an increase in restricted cash in the future to serve as collateral for certain short term guarantees that will be necessary to support project procurements. The Company has not engaged in any off-balance sheet financing as of June 30, 2003. The Company believes it has sufficient assets and relationships with financial institutions to obtain additional debt facilities should the business need arise.

      The Company anticipates the receipt in the third quarter of approximately $9.0 million for US federal and state refunds. The recent award of certain major projects is anticipated to provide a source of longer-term cash from operations. As noted above, during the six months ended June 30, 2003, the Company increased working capital by approximately $5.0 million, and this use of cash is likely to continue during the execution period of these major projects. In addition, the Company may consider the sale of securities and/ or the use of debt facilities to support working capital requirements. As these projects are delivered and certain milestones are achieved, working capital should be reduced and cash balances increased. For the short term, the Company believes it has adequate cash and short-term investments, which, together with the receipt of tax refunds described above, will satisfy cash requirements for at least the next twelve months. Therefore, the Company believes that it will generate sufficient cash from operations to meet its long-term liquidity needs.

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts and accrual of expatriate taxes;

•	Accounting for income taxes; and

•	Restructuring charge.

          Revenue recognition policy

      The Company’s principal source of revenues consists of design and system deployment services. The Company provides design services on a contract basis, usually in a customized plan for each client and generally charges for engineering services on a time and materials or fixed price basis. The Company generally offers its deployment services on a fixed price, time-certain basis. The portion of the Company’s revenue from fixed-price contracts was 78.9% during the first half of 2003. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and its then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of the Company’s management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period the Company significantly increases its estimate of the total costs to complete a project, it may recognize very little or no additional revenue with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made.

          Allowance for doubtful accounts and accrual of expatriate taxes

      The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of the probability of collection of its accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the quarter ended June 30, 2003, the Company derived 76.5% of its total revenues from its ten largest customers, indicating significant customer concentration risk with the Company’s receivables. These ten largest customers constituted 69.1% of the Company’s net receivable balance as of June 30, 2003. In addition, fixed-price contracts with unfavorable milestone payments can cause unbilled receivables to grow prior to achieving the applicable milestone that permits billing. At June 30, 2003, the Company had approximately $15.1 million of unbilled receivables, compared to approximately $12.4 million at December 31, 2002. Lastly, the Company frequently performs services for development-stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown.

      The Company estimates liabilities associated with taxes relative to employees sent to assignments in foreign countries. These expatriate employees are reimbursed for any additional personal income tax burden that was derived as a result of the assignment. Calculation of these obligations takes considerable knowledge of payroll, social, and other taxes in multiple countries, and the employee’s personal tax situation. In addition, it requires interpretation of tax laws, an assessment of potential audit risk from tax authorities, and often the resolution of the tax liabilities may not occur for several years. The Company has $2.6 million accrued for expatriate tax obligations as of June 30, 2003.

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

      Considerable management judgment may be required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $6.7 million as of June 30, 2003, due to uncertainties related to its ability to utilize some of its deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to the Company’s initial public offering. The net deferred tax assets, as of June 30, 2003 were $4.9 million.

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

Related Party Transactions

      During 2002 and the first half of 2003, the Company continued to make certain payments on behalf of Telcom Ventures consisting primarily of fringe and payroll-related costs of $155,000 and $43,000, respectively and received reimbursements of $464,000 in 2002 and $24,000 during the first half of 2003. At December 31, 2002 and June 30, 2003, outstanding amounts associated with these payments, totaling $9,000 and $19,000, respectively, are included in due from related parties and affiliates within the accompanying condensed balance sheets. During 2002, the Company also provided an allowance of $100,000 for amounts in dispute. In April 2003, the Company received $100,000 to resolve the dispute in its entirety.

      In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. The Company acquired the shares from Westminster B.V., which in turn transferred the shares to Detron Corporation BV in January 2003. Detron has certain ongoing transactions with Detron Corporation BV. Under a five-year lease agreement for office space, Detron recorded approximately $28,000 and $50,000 of rent expense for the three and six months ended June 30, 2003. Detron seconded various idle employees to Detron Telematics, Detron Corporation’s wholly owned subsidiary and recorded revenue of approximately $181,000 and $284,000 respectively, for the three and six months ended June 30, 2003.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 gives further guidance to Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. ARB No. 51 requires companies to consolidate their financial statements when one company has a controlling financial interest, which is usually having a majority of the voting interest. FIN 46 further defines a controlling financial interest where the majority voting interest requirement is not met, a variable interest entity, and if the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated statements of the company. FIN 46 is effective for all arrangements entered into after January 31, 2003. As of June 30, 2003, the Company had not entered into any such arrangements.

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

      Approximately 62.8% of the Company’s revenues were generated outside the United States for the six months ended June 30, 2003, the majority of which were in Europe. In connection with the Company’s recent acquisitions and the increased availability of 3G equipment in Europe, the Company anticipates continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2003 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in the Company’s major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of shareholders’ equity of the Company. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at June 30, 2003. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The Euro was stronger relative to many of the foreign currencies at June 30, 2003 compared to June 30, 2002. Consequently, the accumulated other comprehensive loss component of shareholders’ equity decreased $1.1 million during the six months ended June 30, 2003. As of June 30, 2003, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $12.4 million.

      The Company is exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between its London office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to London operations at June 30, 2003 (denominated in Euros) include Italy in the amount of $1.2 million and the Netherlands in the amount of $0.6 million. These balances generated a foreign exchange gain of $0.1 million included in the Company’s consolidated results at June 30, 2003. In addition, a hypothetical 10% adverse change would result in a $0.2 million reduction to operating losses generated outside the United States. This was estimated using a 10% deterioration factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations.

      Although currency fluctuations can have an impact on the Company’s reported results and shareholders’ equity, such fluctuations generally do not affect the Company’s cash flow or result in actual economic gains or losses. The Company currently does not hedge any of these risks in its foreign subsidiaries because: (1) the Company’s Brazilian subsidiary derives revenues and incurs expenses within a single country, and consequently, does not incur currency risks in connection with the conduct of its normal operations, (2) the British pound sterling, U.S. dollar, and Euro are relatively stable against each other, (3) other foreign operations are minimal, and (4) the Company does not believe that hedging transactions are justified by the current exposure and cost at this time.

Item 4:     Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      The Company’s Chief Executive Officer and the Company’s Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, particularly during the period ended June 30, 2003.

(b) Changes in internal controls

      There were no significant changes in the Company’s internal controls or other factors that occurred during the reporting period that could materially affect or could significantly affect the Company’s disclosure controls and procedures.

PART II: OTHER INFORMATION

Item 1:     Legal Proceedings

      The Company is party to various non-material legal proceedings and claims incidental to its business.

Item 2:     Changes in Securities

      Not Applicable

Item 3:     Defaults Upon Senior Securities

      Not Applicable

Item 4:     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 22, 2003. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

      Proposal 1 — Election of Directors

	Term	Votes	Votes	Votes	Broker
Elected Director	Expires	For(1)	Against(1)	Withheld(1)	Non-Votes(1)

C. Thomas Faulders, III	2004	12,278,930(A)	49,303(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)
Mark D. Ein	2004	12,278,930(A)	49,303(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)
Steven J. Gilbert	2004	12,278,930(A)	49,303(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)
Susan Mayer	2004	12,278,930(A)	49,303(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)
Susan Ness	2004	12,278,930(A)	49,303(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)
Rajendra Singh	2004	11,791,784(A)	536,449(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)
Neera Singh	2004	11,791,784(A)	536,449(A)	0(A)	0(A)
		63,188,740(B)	0(B)	0(B)	0(B)

      Proposal 2 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2003.

Votes	Votes	Votes	Broker
For(1)	Against 1)	Abstaining(1)	Non-Votes(1)

12,277,841(A)	41,467(A)	8,925(A)	0(A)
63,188,740(B)	0(B)	0(B)	0(B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes.

Item 5:     Other Information

      Not Applicable

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

11	—	Calculation of Net Income Per Share
31.1	—	Written Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Written Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      On May 12, 2003, the Company filed a Current Report on Form 8-K, which reported that the Company on May 12, 2003, issued a press release announcing its first quarter results for 2003.

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

Date: August 12, 2003