Form 10-Q
period 2003-09-30
LCC INTERNATIONAL INC
filed 2003-10-24
CIK 1016229

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (MARK ONE)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934
                For the quarterly period ended September 30, 2003
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              Exchange Act of 1934
                       FOR THE TRANSITION PERIOD FROM   TO      .

                         COMMISSION FILE NUMBER: 0-21213

                             LCC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     54-1807038
  (State or Other Jurisdiction of               (I.R.S. Employer Identification
   Incorporation or Organization)                           Number)

7925 JONES BRANCH DRIVE, MCLEAN, VA                          22102
  (Address of Principal Executive                         (Zip Code)
              Offices)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 873-2000

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                        if changed, since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 15, 2003 the registrant had outstanding 14,736,157 shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and 6,314,374 shares of Class B Common Stock, par value $0.01 per share (the "Class B Common Stock").
================================================================================

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX


                                                                                                           PAGE
                                                                                                          NUMBER

                  PART I:       FINANCIAL INFORMATION
                  ITEM 1:       FINANCIAL STATEMENTS
                                Condensed consolidated statements of operations
                                for the three months and nine months ended
                                September 30, 2002 and 2003                                                  3
                                Condensed consolidated balance sheets as of December 31,
                                2002 and September 30, 2003                                                  4
                                Condensed consolidated statements of cash flows for
                                the nine months ended                                                        5
                                   September 30, 2002 and 2003
                                Notes to condensed consolidated financial statements                         6
                  ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS                                                10
                  ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  20
                  ITEM 4:       CONTROLS AND PROCEDURES                                                     20

                  PART II:      OTHER INFORMATION
                  ITEM 1:       Legal Proceedings                                                           21
                  ITEM 2:       Changes in Securities                                                       21
                  ITEM 3:       Defaults Upon Senior Securities                                             21
                  ITEM 4:       Submission of Matters to a Vote of Security Holders                         21
                  ITEM 5:       Other Information                                                           21
                  ITEM 6:       Exhibits and Reports on Form 8-K                                            21

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                           ----------------------- ----------------------
                                                                               2002        2003        2002         2003
                                                                           ----------- ----------- -----------  ---------
        REVENUES......................................................       $17,425     $29,350     $47,042      $64,677

        COST OF REVENUES..............................................        15,189      23,756      42,183       53,215
                                                                             -------     -------     -------      -------

        GROSS PROFIT..................................................         2,236       5,594       4,859       11,462
                                                                             -------     -------     -------      -------

        OPERATING (INCOME) EXPENSE:
          Sales and marketing.........................................         2,186       1,302       6,432        4,739
          General and administrative..................................         7,941       4,118      15,130       13,587
          Restructuring charge (recovery).............................            --         150      10,030           (2)
          Gain on sale of tower portfolio and administration, net.....            --          --      (2,000)          --
          Depreciation and amortization...............................           610       1,338       2,057        2,944
                                                                             -------     -------     -------      -------
                                                                              10,737       6,908      31,649       21,268
                                                                             -------     -------     -------      -------
        OPERATING LOSS................................................        (8,501)     (1,314)    (26,790)      (9,806)
                                                                             -------     -------     -------      -------

        OTHER INCOME (EXPENSE):
          Interest income.............................................           147          49         657          246
          Other.......................................................           238        (186)     (4,961)       1,134
                                                                             -------     -------     -------      -------
                                                                                 385        (137)     (4,304)       1,380
                                                                             -------     -------     -------      -------
        LOSS FROM OPERATIONS BEFORE INCOME TAXES......................        (8,116)     (1,451)    (31,094)      (8,426)

        BENEFIT FOR INCOME TAXES......................................        (1,100)       (426)     (7,773)      (1,264)
                                                                             -------     -------     -------      -------

        NET LOSS......................................................       $(7,016)    $(1,025)   $(23,321)     $(7,162)
                                                                             =======     =======     ========     =======

        NET LOSS PER SHARE:
          Basic.......................................................       $ (0.34)     $(0.05)   $  (1.12)     $ (0.34)
                                                                             ========    ========    ========     ========
          Diluted.....................................................       $ (0.34)     $(0.05)   $  (1.12)     $ (0.34)
                                                                             ========    ========    ========     ========

        WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET
          LOSS PER SHARE:
          Basic.......................................................        20,900      21,002      20,889       20,977
                                                                             =======     =======     =======      =======
          Diluted.....................................................        20,900      21,002      20,889       20,977
                                                                             =======     =======     =======      =======




     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                     2002            2003
                                                                                 -------------   ------------
                                                                                  (AUDITED)     (UNAUDITED)
                        ASSETS:

                        Current assets:
                            Cash and cash equivalents........................      $  37,507      $  26,695
                            Restricted cash..................................          1,308          1,113
                            Short-term investments...........................            514            534
                            Receivables, net of allowance for doubtful
                               accounts of $3,122 and $1,289 at December
                               31, 2002 and September 30, 2003, respectively:
                                 Trade accounts receivable...................         13,165         19,067
                                 Unbilled receivables........................         12,369         21,706
                                 Due from related parties and affiliates.....             61            110
                            Deferred income taxes, net.......................          3,932          2,555
                            Prepaid expenses and other current assets........          1,835          1,652
                            Prepaid tax receivable and prepaid taxes.........          8,285            224
                                                                                    --------      ---------
                                 Total current assets........................         78,976         73,656

                        Property and equipment, net..........................          5,010          3,982
                        Deferred income taxes, net...........................            504          2,893
                        Goodwill and other intangibles.......................         11,273         11,337
                        Other assets.........................................            960          1,454
                                                                                   ---------      ---------
                                                                                   $  96,723      $  93,322
                                                                                   =========      =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY:
                        Current liabilities:
                            Line of credit...................................      $      --      $   1,092
                            Accounts payable.................................          7,316         10,578
                            Accrued expenses.................................         10,543          9,314
                            Accrued employee compensation and benefits.......          6,272          6,168
                            Deferred revenue.................................             41          1,159
                            Income taxes payable.............................            882          1,129
                            Accrued restructuring current....................          3,937          3,313
                            Other current liabilities........................             26            293
                                                                                   ---------      ---------
                                 Total current liabilities...................         29,017         33,046

                            Accrued restructuring ...........................          5,786          4,184
                            Other liabilities................................            832            682
                                                                                   ---------      ---------
                                 Total liabilities...........................         35,635         37,912
                                                                                   ---------      ---------

                        Shareholders' equity:
                        Preferred stock:
                            10,000 shares authorized; 0 shares issued and
                               outstanding...................................             --             --
                        Class A common stock, $0.01 par value:
                            70,000 shares authorized; 14,632 and 14,725 shares
                            issued and outstanding at December 31, 2002 and
                            September 30, 2003, respectively................             146            147

                        Class B common stock, $0.01 par value:
                            20,000 shares authorized; 6,319 and 6,316 shares
                            issued and outstanding at December 31, 2002 and
                            September 30, 2003, respectively.................             63             63
                        Paid-in capital......................................         94,132         94,360
                        Accumulated deficit..................................        (30,079)       (37,241)
                        Note receivable from shareholder.....................         (1,625)        (1,625)
                                                                                   ---------      ---------
                            Subtotal.........................................         62,637         55,704

                        Accumulated other comprehensive loss -- foreign
                            currency translation adjustments.................         (1,549)          (294)
                                                                                   ---------      ---------
                                 Total shareholders' equity..................         61,088         55,410
                                                                                   ---------      ---------
                                                                                   $  96,723      $  93,322
                                                                                   =========     -=========






     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   ---------------------
                                                                                      2002        2003
                                                                                   ----------   --------
                          Cash flows from operating activities:
                               Net loss.......................................      $(23,321)   $(7,162)
                               Adjustments to reconcile net loss to net cash
                                used in operating activities:
                                    Depreciation and amortization.............        2,057       2,944
                                    Provision (recovery) for doubtful accounts        3,780      (2,073)
                                    Loss on equity investment.................           --          52
                                    Impairment of assets......................        5,140          --
                                    Restructuring charge (recovery)...........       10,030          (2)
                                    Gain on sale of tower portfolio...........       (2,000)         --
                                    Changes in operating assets and liabilities:
                                         Trade, unbilled, and other receivables      16,084     (13,400)
                                         Accounts payable and accrued expenses       (6,251)      1,564
                                         Other current assets and liabilities.       (9,314)      8,170
                                         Other non-current assets and
                                           liabilities........................       (1,004)       (957)
                                                                                    -------     -------
                          Net cash used in operating activities...............       (4,799)    (10,864)
                                                                                    -------     -------

                          Cash flows from investing activities:
                               Proceeds from sales of short-term investments..          (27)        (20)
                               Purchases of property and equipment............       (1,040)       (848)
                               Proceeds from disposals of property and equipment         31          56
                               Business acquisitions and investments..........       (9,021)       (651)
                                                                                    -------     -------
                          Net cash used in investing activities...............      (10,057)     (1,463)
                                                                                    -------     -------

                          Cash flows from financing activities:
                             Proceeds from issuance of common stock, net......          109          58
                             Proceeds from exercise of options................           30         170
                             Proceeds from line of credit.....................           --       6,517
                             Repayment of line of credit......................           --      (5,425)
                             Decrease in restricted cash......................           --         195
                             Repayment of loan to shareholder.................          700          --
                                                                                    -------     -------
                          Net cash provided by financing activities...........          839       1,515
                                                                                    -------     -------

                          Net decrease in cash and cash equivalents...........      (14,017)    (10,812)
                          Cash and cash equivalents at beginning of period....       52,658      37,507
                                                                                    -------     -------
                          Cash and cash equivalents at end of period..........      $38,641     $26,695
                                                                                    =======     =======

                          Supplemental disclosures of cash flow information:
                              Cash paid during the period for:
                               Income taxes...................................      $ 1,545     $   287
                               Interest.......................................           --          39


Supplemental disclosures of non-cash investing and financing activities:

In January 2002, the Company purchased all of the assets of Smith Woolley Telecom for a purchase price of approximately $8.6 million. The purchase price consisted of $7.1 million in cash included above as part of business acquisitions and the issuance of 215,000 shares of the Company's Class A Common Stock, par value $0.01 per share. The value of the Class A Common Stock was approximately $1.5 million. As a result, common stock and additional paid in capital increased, offset by an increase to goodwill and other intangibles.


In May 2003, in satisfaction of the purchase agreement between the Company and Westminster Capital, B.V. ("Westminster"), the Company paid Westminster approximately $0.3 million in cash and assigned an intercompany note receivable due from Detron to Westminster in the amount of approximately $0.2 million. As a result of the note assignment, goodwill and other intangible assets increased, offset by an increase in due to related parties, which is included in accounts payable on the condensed consolidated balance sheet. (See note 8).

     See accompanying notes to condensed consolidated financial statements.

                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: DESCRIPTION OF OPERATIONS

    The Company provides integrated end-to-end solutions for wireless voice and data communication networks with offerings ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. Historically, the key drivers of changes in the Company's wireless services business have been (1) the issuance of new or additional licenses to wireless service providers; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless service providers; and (4) the increasing complexity of wireless systems in operation. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technologies. Although the Company believes that its services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on the Company.

NOTE 2: BASIS OF PRESENTATION

    The condensed consolidated financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

    Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the interim periods are not necessarily indicative of results for an entire year.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 addresses off-balance sheet assets, liabilities and obligations and provides guidance for determining which entities should consolidate the assets and liabilities associated with an obligation. FIN 46, as amended, is effective for fiscal periods beginning after December 15, 2003. Immediate adoption is required for entities created after January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial condition or results of operations.

NOTE 4: EQUITY-BASED COMPENSATION

    The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25 and complies with the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123, as amended by FASB SFAS No. 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with FASB SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

    Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro forma amounts indicated below.


                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                 2002          2003        2002          2003
                                                             -----------   ---------   -----------    ----------
     Net loss:
         As reported....................................     $    (7,016)  $  (1,025)  $   (23,321)   $  (7,162)
         Pro forma......................................     $    (7,942)  $  (1,553)  $   (25,671)   $  (9,124)

     Net loss per share As reported:
           Basic........................................     $     (0.34)  $     (0.05)$     (1.12)   $   (0.34)
                                                             ===========   =========== ===========    =========
           Diluted......................................     $     (0.34)  $     (0.05)$     (1.12)   $   (0.34)
                                                             ===========   =========== ===========    =========

         Pro forma:
           Basic........................................     $     (0.38)  $     (0.07)$     (1.23)   $   (0.43)
                                                             ============  =========== ============   =========
           Diluted......................................     $     (0.38)  $     (0.07)$     (1.23)   $   (0.43)
                                                             ============  =========== ============   =========

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

    During the first quarter of 2003, the Company reversed excess severance payable of approximately $0.2 million. During the third quarter of 2003, the Company reoccupied a portion of its office space in McLean, Virginia and reversed $0.4 million of the payable and recorded an increase in the restructuring payable of $0.5 million related to an estimated increase in the time period expected to sublease space in the Company's London office.

    A reconciliation of the restructuring activities is as follows:

                                                                                     SEVERANCE      FACILITIES         TOTAL
                                                                                                  (in thousands)
                     Restructuring charge......................................      $   1,030      $  12,492       $  13,522
                     Reclassification of deferred rent.........................             --            639             639
                                                                                     ---------      ---------       ---------
                                                                                         1,030         13,131          14,161

                     Charges against the provision:
                         Excess office space ..................................             --         (2,152)         (2,152)
                         Severance and associated costs paid...................           (878)            --            (878)
                         Leasehold improvements and other assets written-off...             --         (1,461)         (1,461)
                         Other.................................................             --             53              53
                                                                                     ---------      ---------       ---------
                     Restructuring payable as of December 31, 2002.............            152          9,571           9,723
                                                                                     ---------      ---------       ---------

                     Charges against the provision
                         Excess office space...................................             --         (2,224)         (2,224)
                         Reversal of excess severance..........................           (152)            --            (152)
                         Reversal for reoccupied space.........................             --           (386)           (386)
                                                                                     -------
                         Additional charge for reduction of sublease income....             --            536             536
                                                                                                    ---------       ---------

                     Restructuring payable as of September 30, 2003............      $      --      $   7,497       $   7,497
                                                                                     =========      =========       =========

    The restructuring payable was classified as follows:


                                                                                     DECEMBER 31,  SEPTEMBER 30,
                                                                                         2002           2003
                                                                                     ---------      ----------
                     Accrued restructuring current.............................      $   3,937      $   3,313
                     Accrued restructuring ....................................          5,786          4,184
                                                                                     ---------      ---------
                     Accrued restructuring total...............................      $   9,723      $   7,497
                                                                                     =========      =========

NOTE 6: OTHER COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at September 30, 2002 and 2003. Comprehensive income
(loss) for the three and nine months ended September 30, 2002 and 2003 is as follows (in thousands).

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                  ----------------------  ------------------
                                                       2002        2003        2002        2003
                                                    ----------  ----------  ----------  -------
Net loss......................................      $(7,016)    $(1,025)    $(23,321)   $(7,162)
                                                    -------     -------     --------    -------
Other comprehensive income, before tax                  151         225        1,252      1,476
Income tax provision related to items of
     comprehensive income (loss)..............           (6)         71          313        221
                                                    -------       ------      -------    -------
Other comprehensive income, net of tax                  157         154          939      1,255
                                                    -------      ------      -------     -------
Comprehensive loss............................      $(6,859)    $  (871)    $(22,382)   $(5,907)
                                                    =======      ======      ========    =======


NOTE 7: RELATED PARTY TRANSACTIONS

        RF Investors, a subsidiary of Telcom Ventures, indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 81.0% voting control.

        Prior to the Company's initial public offering, both the Company's employees and the employees of Telcom Ventures were eligible to participate in the Company's life, medical, dental, and 401(k) plans. In connection with the Company's initial public offering in 1996, the Company agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in the Company's employee benefit plans in exchange for full reimbursement of the Company's cash costs and expenses. The Company billed Telcom Ventures $141,000 during 2002 and $59,000 during the nine months ended September 30, 2003 for payments made by the Company pursuant to this agreement. The Company received reimbursements from Telcom Ventures of $324,000 during 2002 (which included payments for prior periods) and $55,000 during the nine months ended September 30, 2003. At December 31, 2002 and September 30, 2003, outstanding amounts associated with payments made by the Company under this agreement were $9,000 and $4,000, respectively, and are included as due from related parties and affiliates within the accompanying condensed consolidated balance sheets.

        The Company also had an understanding with Telcom Ventures pursuant to which from July 1, 2000 to December 31, 2000, the Company retained five employees who had worked in the business development group of the Company's tower subsidiary, Microcell Management, Inc., before the assets of that subsidiary were sold in March 2000. During the six-month period, these employees pursued international telecommunications tower business opportunities on Telcom Ventures' behalf. In return, the Company would be Telcom Ventures' exclusive provider of project management, radio frequency engineering and deployment services for any tower-related projects secured by these employees during this six-month period. In addition, Telcom Ventures reimbursed the Company for all costs incurred in employing these persons (including payroll and benefit costs). This arrangement has been terminated. The Company received reimbursement from Telcom Ventures of $140,000 during 2002 for outstanding amounts associated with this arrangement. At December 31, 2002, outstanding amounts associated with payments made by the Company under this arrangement were $100,000 in expense reimbursements and other payments for 2001 that were questioned by Telcom Ventures. This matter was fully resolved in April 2003 with Telcom Ventures payment of the full $100,000 in question. At September 30, 2003, no amounts were outstanding under this arrangement. The amounts outstanding as of December 31, 2002, less reserves, are included as due from related parties and affiliates within the accompanying condensed consolidated balance sheets.

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

        In July 2002, the Company acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. ("Detron"), a newly formed corporation in The Netherlands. The Company acquired the shares from Westminster B.V. ("Westminster"), which transferred the shares to Detron Corporation B.V. in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $30,000 and $71,000 of rent expense for the three and nine months ended September 30, 2003. Detron seconded various idle employees to Detron Telematics, Detron Corporation's wholly owned subsidiary and recorded revenue of approximately $10,000 and $256,000 respectively, for the three and nine months ended September 30, 2003.

        Advances to employees aggregating approximately $33,000 and $50,000 at December 31, 2002 and September 30, 2003, respectively are included in due from related parties and affiliates on the accompanying condensed balance sheets.

NOTE 8: COMMITMENTS AND CONTINGENCIES

        The Company is party to various non-material legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse affect on the consolidated results of operations or financial condition of the Company.

        In connection with the acquisition of 51 percent of Detron in July 2002, the purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted accounts. Having determined that these objectives were achieved, the Company and the sellers, Westminster, agreed upon the payment of the second purchase price by way of (a) assignment of an intercompany note receivable from Detron to the sellers in the amount of approximately $0.2 million and (b) the payment in cash of approximately $0.3 million. The payment in cash to Westminster was made in May 2003 in accordance with the deed of assignment agreement.

NOTE 9: LINE OF CREDIT

        In 2003, Detron established a line of credit with NMB-Heller N.V. ("NMB"). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron's outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB's overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of September 30, 2003, Detron received $6.5 million in proceeds from the line of credit and repaid $5.4 million. As of September 30, 2003, Detron had $1.1 million outstanding under the credit facility.

NOTE 10: INVESTMENT IN JOINT VENTURE

        On August 4, 2003 the Company, through its wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd ("LCC/BOCO"). The Company will contribute approximately $1.067 million for a 49% share of LCC/BOCO's registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator ("BOCO") will contribute approximately $1.108 million to hold the remaining 51% of LCC/BOCO's registered capital. The Company's capital contribution is paid in three equal installments of approximately $357,000 each and the first installment was made on the date of closing. The second installment was made in October 2003. The third installment is due in Janury 2004. LCC/BOCO offers design, deployment and maintenance services to wireless carriers in China. The Company accounts for its investment in LCC/BOCO using the equity method of accounting. The Company recorded an equity loss of $52,000 to reflect its proportionate share of LCC/BOCO's losses through September 30, 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    LCC INTERNATIONAL, INC. AND SUBSIDIARIES

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management's Discussion and Analysis of Financial Condition and Results of Operations includes, without limitation, forward-looking statements regarding our ability to pursue and secure new business opportunities. A more complete discussion of business risks is included in our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

We provide integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to ongoing management and optimization services. We leverage initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable us to secure ongoing management and operations projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

The key drivers of growth in our wireless services business have been:

   -- the issuance of new or additional licenses to wireless service providers, which generates new network buildout;

   -- the introduction of new services or technologies such as wireless number portability, or WNP, satellite digital radio, wireless broadband, and push-to-talk services;

   -- the increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers, and the scarcity of wireless spectrum, which require wireless service providers to expand and optimize system coverage and capacity to maintain network quality; and

   -- the increasing complexity of wireless systems in operation, which requires wireless service providers to upgrade their existing networks or deploy new networks to benefit from the latest available technologies.

Our primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts we recognize revenues based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

Cost of revenues includes direct compensation and benefits, living and travel expenses, payments to third-party subcontractors and consultants, equipment rentals, expendable computer software and equipment, and allocated, or directly attributed, facility and overhead costs identifiable to projects.

General and administrative expenses consist of compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems, and executive office functions. Sales and marketing expenses consist of salaries, benefits, sales commissions, travel and other related expenses required to implement our marketing, sales and customer support plans.

Our firm backlog was approximately $142 million at September 30, 2003. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $8 million as of September 30, 2003. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

TRENDS THAT HAVE AFFECTED OR MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The major trends that have affected or may affect our business may be summarized as follows:

   -- project related revenues derived from a limited set of customers in each market where we do business;

   -- the difficulties that those customers often face in obtaining financing to fund the development, expansion and upgrade of their networks;

   -- the acceleration or the delay associated with the introduction of new technologies and services by our customers;

   -- the management and the services composition of our fixed price contracts; and

   -- increased spending by wireless service providers in the areas of network design, deployment and optimization.

Our business is characterized by a limited number of projects awarded by a limited number of customers. This can lead to volatility in our results as projects initially ramp up and then wind down. As projects are completed, we are faced with the task of replacing project revenues with new projects, either from the same customer or from new customers. For example, the completion of the XM Satellite Radio contract in the first quarter of 2002 caused our revenues in 2002 to decline dramatically, compared to 2001. The delay in replacing revenues derived from the XM Satellite Radio contract and the difficult marketplace caused gross profit as a percentage of total revenues to decline and our cost reduction measures were not sufficient to return us to profitability. In addition, the wireless industry is composed of a relatively small number of wireless service providers and equipment vendors, and this inevitably leads to issues of customer concentration. Consequently, our business may be affected in any single market by the changing priorities of a small group of customers.

Some of our customers have faced difficulty in obtaining the necessary financing to fund the development, expansion and upgrade of their networks. The slowdown in the world economies since 2000 and the volatility in the financial markets have made it increasingly difficult for our customers to predict both future demand for their services and future levels of capital expenditure. This has resulted in the delay or postponement of the development of new networks and the expansion and upgrade of existing networks, all of which have had and may continue to have a negative impact on our business.

We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. For example, the introduction of 3G equipment and services by several major wireless service providers in Europe has resulted in an increase in demand for our services in certain markets, while in the United States the delay by the Federal Communications Commission in issuing the required spectrum has delayed the widespread introduction of 3G technologies, thereby affecting project awards for 3G design and deployment. Revenues from 3G networks constituted approximately 20% and 37% of our total revenues for the year ended December 31, 2002 and nine months ended September 30, 2003, respectively, and it is expected to continue to be an area of business growth in the future.

We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. We recognize revenues on our fixed price contracts using the percentage-of-completion method of accounting, and this has resulted in some volatility in our results following changes to our estimates to complete major projects. In addition, fixed price contracts are typically paid on a milestone basis, and we have experienced customers reducing the number of milestones, which in turn requires us to finance an increased amount of unbilled receivables. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, it may reduce our average gross margins because construction related activities are typically performed by our subcontractors and generally command lower margins.

We believe our North America operations may benefit from increased spending by certain United States wireless service providers. Despite some estimates that 2003 capital expenditures by United States wireless service providers would be lower than expenditures for 2002, we have observed an increase in spending in the areas of network design, deployment and optimization by several of these providers. This increased spending can be attributed to several trends: (i) preparation for number portability scheduled to be implemented by November 24, 2003; (ii) license swaps as a result of wireless service providers trying to maximize spectrum utilization and increase coverage; (iii) network quality enhancement programs to reduce churn; (iv) network expansion and capacity programs geared toward enabling new and enhanced services; and (v) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons.

For example, Sprint engaged us in July 2003 to perform project management and deployment services in Sprint's Northern Central region and to provide radio frequency engineering and cell site acceptance testing throughout several of Sprint's other regions. We estimate that the value of the Sprint contract is approximately $70 million and the duration of the engagement to be between 15 to 20 months.

U.S. Cellular engaged us in April 2003 to perform project management and radio frequency engineering services primarily in Midwest and Northeast markets. We estimate that the value of the U.S. Cellular contract is approximately $40 million and the duration of the engagement to be between 12 to 18 months. Both the U.S. Cellular and Sprint contract awards are included in our calculation of firm backlog as of September 30, 2003.

We have also observed an increase in spending on wireless networks in developing countries. For example, in early 2003, we commenced two new projects in Algeria, building upon the presence that we established in that country in 2001. Our projects in Algeria include consulting services, equipment supply and turnkey deployment. We believe our business in Algeria will contribute a significant part of our revenues in 2003 for the Europe, Middle East and Africa, or EMEA, region.

RESULTS OF OPERATIONS

        The following table and discussion provide information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                                 PERCENTAGE OF REVENUES
                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                 --------------------------  --------------------
                                                     2002          2003          2002         2003
                                                 ------------  ------------  ------------ --------

Revenues......................................       100.0%        100.0%        100.0%       100.0%

Cost of revenues..............................        87.2          80.9          89.7         82.3
                                                    ------        ------        ------       ------

Gross profit..................................        12.8          19.1          10.3         17.7
                                                    ------        ------        ------       ------

Operating (income) expense:
 Sales and marketing..........................        12.5           4.4          13.7          7.3
 General and administrative...................        45.6          14.0          32.2         21.0
 Restructuring charge...................... ..         0.0           0.5          21.3          0.0
 Tower portfolio sale and administration, net          0.0           0.0          (4.3)         0.0
 Depreciation and amortization............             3.5           4.6           4.4          4.6
                                                    ------        ------        ------       ------
          Total operating (income) expense....        61.6          23.5          67.3         32.9
                                                    ------        ------        ------       ------

Operating loss................................       (48.8)         (4.4)        (57.0)       (15.2)
                                                    ------        ------        ------       ------

Other income (expense):
     Interest income..........................         0.8           0.2           1.4          0.4
     Other....................................         1.4          (0.7)        (10.5)         1.7
                                                    ------        ------        ------       ------
          Total other income (expense)........         2.2          (0.5)         (9.1)         2.1
                                                    ------        -------       ------       ------

Loss from operations before income taxes......       (46.6)         (4.9)        (66.1)       (13.1)
                                                    ------        ------        ------       ------

Benefit for income taxes......................        (6.3)         (1.5)        (16.5)        (2.0)
                                                    ------        -------       ------       ------

Net loss......................................       (40.3)%        (3.4)%       (49.6)%      (11.1)%
                                                    ======        ======        ======       ======

                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2002


        Revenues. Revenues for the three months ended September 30, 2003 were $29.4 million compared to $17.4 million for the corresponding period for 2002, an increase of $12.0 million or 69.0%. The EMEA, Americas and Asia Pacific regions increased $5.0 million, $6.8 million and $0.2 million, respectively, over the same period last year. The EMEA region's increase was primarily due to continued growth of LCC Italia and projects in Algeria ($7.4 million). These increases were offset by the completion of other contracts ($2.4 million) primarily in England and the Netherlands. The Americas region increase of $6.8 million was primarily due to revenues generated by new contracts, including Sprint and US Cellular.

        Cost of Revenues. Cost of revenues for the three months ended September 30, 2003, was $23.8 million compared to $15.2 million for the corresponding period for 2002, and increase of $8.6 million. Both the EMEA region ($3.2 million) and the Americas region ($5.5 million) had increases in cost of revenues, offset by a decrease in the Asia Pacific region ($0.1 million). The increase in the EMEA region was primarily due to an increase of $5.6 million from LCC Italia and Algeria, offset by decreases due primarily to the completion of other contracts primarily in England and the Netherlands ($2.0 million). The Americas region increase of $5.5 million was due to the growth in new contracts, including Sprint and US Cellular.

        Gross Profit. Gross profit for the three months ended September 30, 2003, was $5.6 million compared to $2.2 million for the corresponding period for 2002, an increase of $3.4 million. As a percentage of revenues, gross margin was 19.1% in 2003 compared to 12.8% in 2002, an increase of 6.3 percentage points. The EMEA, Americas and Asia Pacific regions increased by $1.8 million (3.3 percentage points), $1.3 million (2.4 percentage points) and $0.3 million (0.6 percentage points), respectively. The EMEA region's increase was due to LCC Italia and Algeria ($1.8 million). The Americas region increase of $1.3 million was due to growth in new contracts, including Sprint and US Cellular.

        Sales and Marketing. Sales and marketing expenses were $1.3 million for the three months ended September 30, 2003, compared to $2.2 million for the corresponding period for 2002, a decrease of $0.9 million. The decrease is attributable to cost saving initiatives across all regions.

        General and Administrative. General and administrative expenses were $4.1 million for the three months ended September 30, 2003 compared to $7.9 million for the prior year, a decrease of $3.8 million. Included in general and administrative expenses are benefits from recoveries of previously reserved receivables of $0.8 million in 2003 and net expense for reserves against receivables of $3.1 million in 2002.

        Excluding the effect of bad debts, general and administrative expenses for the three months ended September 30, 2003, were $4.9 million compared to $4.8 million for the corresponding period for 2002.

        Restructuring charge. Restructuring charges for the three months ended September 30, 2003, were $0.2 million. There was no comparable charge in the corresponding period for 2002. The expense of $0.2 million represented an adjustment to the restructuring payable established in prior periods relating to the costs of excess office space.

        Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the three months ended September 30, 2003, compared to $0.6 million for the corresponding period for 2002, and increase of $0.7 million. The increase in depreciation and amortization was due primarily to writing off the $0.5 million unamortized balance of intangible cost for a trade name acquired in the acquisition of Smith Woolley Telecom, which we have ceased to use.

        Other Income (Expense). Other expense for the three months ended September 30, 2003 was $0.1 million compared to other income of $0.4 million for the prior year, a decrease of $0.5 million. The decrease is primarily due to foreign exchange gains in 2002 on a Euro money market account previously held by us.

        Income Taxes. The income tax benefit was recorded for the three months ended September 30, 2003 using an estimated annual effective tax rate of 29%, compared to an estimated annual effective tax rate of 14% for the corresponding period for 2002. The rate for the current quarter reflected a change in the estimated annual effective tax rate for 2003 from 12% to 15%, compared to 25% for 2002. The estimated annual effective income tax rates differed from the federal statutory rate of 35% due primarily to no tax benefits being recognized for losses generated by our foreign subsidiaries and an increase in the valuation allowance for foreign tax credits.

        Net Loss. The net loss was $1.0 million for the three months ended September 30, 2003, compared to $7.0 million for the corresponding period for 2002. The higher net loss in 2002 reflected a net expense for bad debts, together with a lower overall volume of trading activity, which generated less gross profit to cover operating expenses.


                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

        Revenues. Revenues for the nine months ended September 30, 2003, were $64.7 million compared to $47.0 million for the corresponding period for 2002, an increase of $17.7 million or 37.7%. The net increase consisted of increases in both the EMEA region ($13.8 million) and the Americas region ($4.4 million) offset by decreases in the Asia Pacific region of $0.5 million. The net increase in the EMEA region of $13.8 million was due partly to the continued growth of LCC Italia and projects in Algeria ($14.5 million) and partly to the acquisition of Detron ($5.0 million) in July 2002, since revenues were recorded for Detron only from the date of its acquisition, offset by the completion of other contracts ($5.7 million) primarily in Egypt and The Netherlands. The Americas region increase of $4.4 million consisted of $7.8 million related to the growth in new contracts, including Sprint and US Cellular, offset by a decrease of $3.4 million related to the completion of the XM Satellite Radio contract in 2002.

        Cost of Revenues. Cost of revenues for the nine months ended September 30, 2003, was $53.2 million compared to $42.2 million for the corresponding period for 2002, an increase of $11.0 million. Both the EMEA region ($9.4 million) and the Americas region ($2.1 million) had increases in cost of revenues, offset by a decrease in the Asia Pacific region ($0.5 million). The increase in the EMEA region was primarily due to an increase of $15.3 million from LCC Italia, Detron and Algeria, offset by reductions primarily in Egypt and the Netherlands of $6.4 million. The Americas region increase of $2.1 million was primarily due to an increase of $5.9 million for new contracts, including Sprint and US Cellular, offset by a decrease of $3.4 million following the completion of the XM Satellite Radio contract in 2002.

        Gross Profit. Gross profit for the nine months ended September 30, 2003, was $11.5 million compared to $4.9 million for the corresponding period for 2002, an increase of $6.6 million. As a percentage of revenues, gross margin was 17.7% in 2003 compared to 10.3% in 2002, an increase of 7.4 percentage points. The EMEA and Americas regions increased by $4.4 million (4.9 percentage points) and $2.3 million (2.6 percentage points) respectively, while the Asia Pacific region decreased by $0.1 million (0.1 percentage points). The EMEA region's increase was primarily due to LCC Italia, Detron, and Algeria. The Americas region increase of $2.3 million reflects the growth in revenues described above.

        Sales and Marketing. Sales and marketing expenses were $4.7 million for the nine months ended September 30, 2003, compared to $6.4 million for the corresponding period for 2002, a decrease of $1.7 million. The decrease is attributable to cost saving initiatives across all the regions.

        General and Administrative. General and administrative expenses were $13.6 million for the nine months ended September 30, 2003, compared to $15.1 million for the corresponding period for 2002, a decrease of $1.5 million. Included in general and administrative expenses are net benefits from recoveries of previously reserved receivables of $2.1 million in 2003 and net expense for reserves against receivables of $2.2 million in 2002.

        Excluding the effect of bad debts, general and administrative expenses for the nine months ended September 30, 2003, were $15.7 million compared to $12.9 million for the corresponding period in 2002. The increase of $2.8 million was attributable to the EMEA region. There were increased costs both from the acquisition of Detron ($0.9 million) and from LCC Network Deployment ($0.5 million). Continued growth in Algeria ($0.7 million) and LCC Italia ($0.7 million) caused an increase in general and administrative expenses.

        Restructuring Charge. A restructuring charge of $10.0 million was recorded for the nine months ended September 30, 2002, pursuant to a restructuring plan adopted by us. The plan was formulated to respond to the low utilization of professional employees caused by successful completion of several large fixed price contracts and difficulty in obtaining new contracts as a result of a slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated costs was $1.0 million. Additionally, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was $9.0 million. During the first nine months of 2003, we reversed $0.2 million related to excess severance accruals and provided another $0.2 million for excess office costs.


        Gain on Sale of Tower Portfolio and Administration, Net. During February 2000, we entered into an agreement for the sale of telecommunications towers that we owned. As part of the sale agreement, we agreed to lease unoccupied space on the towers, effectively guaranteeing a minimum rent level of a fixed amount on the towers sold. The gain from the tower portfolio sale deferred an amount corresponding to this rent commitment until the space was leased to another tenant or otherwise satisfied. We recognized $2.0 million of this previously deferred gain during the nine months ended September 30, 2002.

        Depreciation and Amortization. Depreciation and amortization expense was $2.9 million for the nine months ended September 30, 2003, compared to $2.1 million for the corresponding period for 2002, an increase of $0.8 million. There were increases of $0.8 million associated with the amortization of intangibles related to our acquisitions, offset by decreases in depreciation of $0.5 million. Additionally, the amortization expense increase was due to writing off the $0.5 million unamortized balance of intangible cost for a trade name acquired in the acquisition of Smith Woolley Telecom, which we have ceased to use.

        Other Income (Expense). Other income for the nine months ended September 30, 2003 was $1.4 million compared to other expense of $4.3 million in the corresponding period for 2002, an increase of $5.7 million. Other expense for the nine months ended September 30, 2002 contained an impairment charge of $5.1 million related to investments we made in 2000. Other income for the nine months ended September 30, 2003 included approximately $1.0 million of cash received from the sale of NextWave pre-petition bankruptcy interest.

        Income Taxes. The income tax benefit was recorded for the nine months ended September 30, 2003 using an estimated annual effective tax rate of 15%, compared to an estimated annual effective tax rate of 25% for the corresponding period for 2002. The estimated annual effective income tax rates differed from the federal statutory rate of 35% due primarily to no tax benefits being recognized for losses generated by our foreign subsidiaries and an increase in the valuation allowance for foreign tax credits.

        Net Loss. The net loss was $7.2 million for the nine months ended September 30, 2003, compared to $23.3 million for the corresponding period for 2002. The higher net loss in 2002 reflected the restructuring charge, the impairment charge for investments and the net expense for bad debts, together with a lower overall volume of trading activity which generated less gross profit to cover operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, restricted cash and short-term investments at September 30, 2003, provided total liquid assets of $28.3 million, compared to $39.3 million at December 31, 2002 and $53.1 million at December 31, 2001. The decrease in cash during 2002 of $13.8 million principally consisted of cash used in investing activities. The decrease in cash of $11.0 million during 2003 consisted of cash used to fund operating losses of $9.8 million and growth in accounts receivable of $15.2 million due to an increase in revenue, partially offset by the receipt of $8.6 million for United States federal and state income tax refunds and net proceeds from the new line of credit in The Netherlands as discussed below, and other changes in working capital. We believe that the recent award of new contracts, including Sprint and U.S. Cellular, will improve operating results in future periods and provide a source of cash from operations in the long term.
We have filed a registration statement with the Securities and Exchange Commission pursuant to which we propose to offer 2,000,000 newly issued shares of our class A common stock and certain of our stockholders propose to offer an additional number of shares of class A common stock. In addition, we have granted the underwriters of the offering an over-allotment option to purchase up to a maximum of 1,050,000 additional newly issued shares. However, excluding any proceeds from the offering, we expect our cash balances to further decline in the short term primarily due to the ramp-up of these contract awards and the expected growth in receivables at the onset of these contracts. We believe that for at least the next twelve months we have adequate cash and short-term investments to fund our operations. We plan to use a portion of the proceeds from the offering to support working capital requirements and may consider selling additional equity securities or using debt facilities as necessary. This may include obtaining financing through lines of credit or other short-term financing at a foreign entity level or on a contract specific basis such as our line of credit at Detron, our subsidiary in The Netherlands. During 2003, Detron established a line of credit, collateralized by Detron's outstanding accounts receivable, and received proceeds from the line of credit of $6.5 million and repaid $5.4 million during the third quarter of 2003. From time to time, we are asked to provide performance and bid bonds, letters of credit or similar instruments primarily to support the execution of contracts. Our current practice is to provide cash collateral to support these instruments, which results in an increase in restricted cash. We anticipate an increase in the need for such collateral, which will be provided by restricted cash, credit facilities or some combination thereof.

        Working capital was $40.6 million at September 30, 2003, compared to $50.0 million at December 31, 2002, a decrease of $9.4 million. The decrease was due mostly to a reduction in cash used to fund operating losses as discussed above. Working capital was $50.0 million at December 31, 2002, compared to $72.1 million at December 31, 2001, a decrease of $22.1 million. The decrease in working capital in 2002 was due principally to the use of cash to fund acquisitions and operating losses, and the reduction of receivables following the decrease in revenues during the year.

        For the nine months ended September 30, 2003, cash used in operating activities was $10.8 million compared to $4.8 million for the nine months ended September 30, 2002, an increase of $6.0 million. Of this increase, $1.9 million was attributable to operating losses and $4.1 million was attributable to changes in non-cash working capital.

        Cash used in investing activities was $1.5 million for the nine months ended September 30, 2003, compared to $10.1 million for the nine months ended September 30, 2002. Cash used by investing activities in 2003 related primarily to the purchase of property and equipment of $0.8 million and acquisitions and investments of $0.7 million. Cash used by investing activities in 2002 principally related to the acquisition of substantially all the assets of Smith Woolley Telecom in the United Kingdom and Detron in the Netherlands.

        Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2003, compared to cash provided of $0.8 million for the nine months ended September 30, 2002. Cash provided by financing activities in 2003 related primarily to the net proceeds of $1.1 million made available under the line of credit at Detron. Cash provided by financing activities in 2002 related primarily to the repayment of $0.7 million of a loan by Telcom Ventures.

        We have no material cash commitments other than obligations under our operating leases and to fund Beijing LCC Bright Oceans Communication Consulting Co., Ltd., which amount is not expected to exceed $1.1 million, of which $0.4 million has been funded as of September 30, 2003. A second payment of $0.4 million was made in October 2003 and the remaining amount is expected to be paid in 2004. We have not engaged in any off-balance sheet financing as of September 30, 2003.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

        -       Revenue recognition;

        -       Allowance for doubtful accounts;

        -       Accounting for income taxes;and

        -       Restructuring charge.

        REVENUE RECOGNITION POLICY

        Our principal source of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client and generally charge for engineering services on a time and materials or fixed price basis. We generally offer our deployment services on a fixed price, time-certain basis. The portion of our revenue from fixed-price contracts was 61.1% in 2002 and 79.0% during the nine months ended September 30, 2003. We recognize revenue on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenue recognized in a given period depends on, among other things, the costs incurred on each individual project and its then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenue with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At September 30, 2003, we had $21.7 million of unbilled receivables. At December 31, 2002, we had $12.4 million of unbilled receivables, compared to $10.2 million at December 31, 2001. The increase in unbilled receivables is attributable to an increase in fixed-price contracts and the overall growth in revenues.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The preparation of financial statements requires the our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of its accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year end December 31, 2002 and the nine months ended September 30, 2003, we derived 60.3% and 78.1%, respectively, of our total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 78.8% and 66.4% of our net receivable balance as of September 30, 2003 and December 31, 2002, respectively. Lastly, we frequently perform services for development-stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to current tightening of available credit and general economic slowdown. For the years ended December 31, 2001 and 2002, we recorded a provision for doubtful accounts of $2.4 million and $5.0 million, respectively, and for the nine months ended September 30, 2003 we recorded recovery of bad debts of $2.1 million.

        ACCOUNTING FOR INCOME TAXES

        As part of the process of preparing our consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which we operate. This process requires estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimate of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event the actual results differ from these estimates we may need to increase or decrease our valuation allowance, which could materially have an impact on our financial position and results of operations.

        Considerable management judgment may be required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. We have recorded a valuation allowance of $6.7 million and $6.2 million as of September 30, 2003, and December 31, 2002, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to our initial public offering. The net deferred tax assets, as of September 30, 2003 and December 31, 2002, were $5.4 million and $4.4 million, respectively.

        RESTRUCTURING CHARGE

        We recorded a restructuring charge during the second quarter of 2002 and an additional charge during the fourth quarter of 2002. Included in this restructuring charge of $13.5 million was a charge for excess facilities aggregating approximately $12.5 million. This facility charge significantly relates to leased office space, which we no longer occupy. The facility charge takes the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate the space will be subleased at, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of September 30, 2003 that we will receive $10.9 million in sublease income, of which $5.5 million is committed.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses off-balance sheet assets, liabilities and obligations and provides guidance for determining which entities should consolidate the assets and liabilities associated with an obligation. FIN 46, as amended, is effective for fiscal periods beginning after December 15, 2003. Immediate adoption is required for entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial condition and results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of foreign currency fluctuations. Our exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, The Netherlands, Italy and Brazil. For our foreign subsidiaries, exchange rates can have an impact on the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

    Customers outside of the United States accounted for 57.0% and 57.9% of our revenues for the year ended December 31, 2002 and for the nine months ended September 30, 2003, the majority of which were in Europe. In connection with our recent acquisitions and the increased availability of 3G equipment in Europe, we anticipate continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2003 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

    Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect at September 30, 2003. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive loss. The Euro was stronger relative to many of the foreign currencies at September 30, 2003 compared to September 30, 2002. Consequently, the accumulated other comprehensive loss component of shareholders' equity decreased $1.3 million during the nine months ended September 30, 2003. As of September 30, 2003, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was approximately $8.2 million.

    We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between our London office and our consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to London operations at September 30, 2003 (denominated in Euros) include Italy in the amount of $1.5 million and The Netherlands in the amount of $0.2 million. These balances generated a foreign exchange gain of $0.2 million included in our consolidated results at September 30, 2003. In addition, a hypothetical appreciation of the Euro of 10% would result in a $0.2 million increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of the subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the consolidated statements of operations.

    Although currency fluctuations can have an impact on our reported results and shareholders' equity, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses. We currently do not hedge any of these risks in our foreign subsidiaries because: (i) our subsidiaries generally earn revenues and incur expenses within a single country, and consequently, do not incur currency risks in connection with the conduct of their normal operations, (ii) other foreign operations are minimal, and (iii) we do not believe that hedging transactions are justified by the current exposure and cost at this time.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     The Company's Chief Executive Officer and the Company's Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based on that evaluation, these officers have concluded that as of September 30, 2003, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

    There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's disclosure controls and procedures subsequent to September 30, 2003.

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

    Not Applicable

ITEM 5:  OTHER INFORMATION

    Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    11 -- Calculation of Net Income Per Share
    31.1-- Written Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 -- Written Certification of Chief
    Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 -- Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 -- Written Statement of Chief Financial Officer Pursuant to Section
    906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

    On August 4, 2003, the Company filed a Current Report on Form 8-K, which reported that the Company on August 4, 2003, issued a press release announcing its second quarter results for 2003.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LCC International, Inc. and Subsidiaries


                                      /s/ Graham B. Perkins
                                      Graham B. Perkins
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer
Date: October 24, 2003                (Principal Financial Officer and Principal
                                      Accounting Officer)