Form 10-K
period 2003-12-31
LCC INTERNATIONAL INC
filed 2004-03-26
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Based upon the closing price of the registrant’s common stock as of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant is $23,698,543.*

      As of March 24, 2004, the registrant had outstanding 19,792,194 shares of class A common stock, par value $.01 per share, and 4,537,577 shares of class B common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 – 14 of this Form 10-K.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s class A common stock are assumed to be affiliates.

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

Item 1.     Business

Overview

      LCC International, Inc., a Delaware corporation, was formed in 1983. Unless the context indicates otherwise, references in this Form 10-K to the “company,” “our,” “we,” or “us” are to LCC International, Inc.

      We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to ongoing operations and maintenance services. We have been successful on occasion in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks to utilize the latest available technologies.

      Since our inception, we have delivered wireless network solution services to more than 350 customers in over 50 countries. Customers outside of the United States accounted for 57.0% and 51.0% of our revenues for the years ended December 31, 2002 and 2003, respectively.

Industry Background

Wireless Telecommunications Networks

      Wireless networks are telecommunications systems built using radio-based systems that allow a telephone set or data terminal to communicate without a metallic or optical cord or wire equipment. The life cycle of a wireless network continually evolves and consists of several phases including strategic planning, design, deployment, expansion, and operations and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will be located and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.

      Following acceptance of a wireless network design, access to land or building rooftops must be secured for towers or telecommunications equipment, including radio base stations, antennae and supporting electronics. Each site must be qualified in a number of areas, including zoning ordinance requirements, regulatory compliance and suitability for construction. Detailed site location designs are prepared and radio frequency engineers review interference to or from co-located antennae. Construction and equipment installation then must be performed and site performance is measured after completion of construction. Finally, professional technicians install and commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.

      Once a wireless network becomes operational and the number of subscribers increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless system must be continually updated and optimized to address changes in traffic patterns, and interference from neighboring or competing networks or other radio sources. Operations and maintenance also involves tuning the network to enable operators to compete more effectively in areas where there are multiple system operators.

      Finally, as new technologies are continuously developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as 2.5 generation and third generation (or 2.5G and 3G, respectively) with an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network.

Growth and Evolution of the Wireless Telecommunications Industry

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

      Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in 3G to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, music on-demand, m-banking, locations-based services and interactive games.

Key Drivers of Change in Our Business

      Despite some estimates that 2003 capital expenditures by United States wireless service providers would be lower than expenditures for 2002, we observed an increase in spending in the areas of network design, deployment and operations and maintenance by several wireless service providers. Historically, the key drivers of change in our business have been: (i) the issuance of new or additional licenses to wireless service providers; (ii) the introduction of new services or technologies; (iii) the increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers and the scarcity of wireless spectrum; and (iv) the increasing complexity of wireless systems in operation. Each of these key drivers is discussed below.

•	The issuance of new or additional licenses to wireless service providers. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be located and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation then must be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance. Recently we have seen increased spending by wireless service providers as a result of license swaps by providers seeking to maximize spectrum use and increase coverage. For example, after U.S. Cellular received spectrum licenses from AT&T Wireless in August 2003, U.S. Cellular engaged us to provide turnkey design and deployment services for its wireless networks in several cities covered by these licenses. This project will involve the development of a design by our radio frequency, or RF, engineers that meets U.S. Cellular’s requirements, the acquisition of rights to existing wireless sites or the development of new sites to match the design, the preparation of these sites as necessary to receive U.S. Cellular’s radio equipment, and the installation, powering and testing of the equipment to ensure that it meets U.S. Cellular’s expectations.

•	The introduction of new services or technologies. Although wireless service providers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases has resulted in wireless service providers and equipment vendors focusing on their core competencies and, as a result, outsourcing an increasing portion of their network services. Recently, several wireless service providers have upgraded or have begun upgrading their networks to reduce the rate at which customers deactivate their wireless services and to accommodate two recently introduced services: (i) push-to-talk, which allows wireless callers to instantly connect directly with other wireless callers using the same network simply by pressing a button on their handset (similar to a two-way radio); and (ii) multimedia messaging, which allows wireless users to send and receive messages with a combination of media elements such as text, image, sound and video. In addition, in the United States, the Federal Communications Commission, or FCC, recently began requiring wireless service providers to provide wireless number portability to customers, which makes it easier for consumers to switch wireless service providers by giving consumers the ability to do so without changing their phone numbers. Wireless number portability increases the complexity of call processing, number administration, service assurance and network operations. We believe that nearly every U.S.-based wireless service provider is, or will be, upgrading its network in order to mitigate the potential for customer termination or churn as a result of the implementation of number portability. This involves providing both additional network capacity and expanded geographic coverage to address wireless customers’ perceptions of network quality. We are currently providing design, operations and maintenance and deployment services for a number of wireless service providers in preparation for the implementation of number portability.

•	The increases in the number of wireless subscribers, the increase in usage by those subscribers, and the scarcity of wireless spectrum. The increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers, and the scarcity of wireless spectrum require wireless service providers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

•	The increasing complexity of wireless systems. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies such as 2.5G and 3G with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network. We believe the resurgence in spending in 2003 by several wireless service providers is the result of, among other things, wireless service providers gradually upgrading their networks to support enhanced services and/or 3G technologies.

The Need for Outsourcing

      As a result of the drivers of change in our business described above, we believe that wireless service providers are seeking to outsource an increasing portion of their wireless network needs and are engaging professional service firms that:

•	offer turnkey solutions through in-country presence in the markets to be served;

•	have expertise with all major wireless technologies;

•	offer speed to market and cost effective network implementation;

•	have experience working with all major equipment vendors; and

•	have sufficient numbers of highly skilled employees capable of handling large-scale domestic and international projects.

The LCC Solution

      We help wireless service providers around the world address the issues they face in developing networks to meet subscriber demand, reduce their costs and add new services and functionality. In addressing these issues and the need for wireless service providers, telecommunications equipment vendors and others to outsource an increasing portion of their wireless network services, we believe that we distinguish ourselves through several competitive advantages:

•	Ability to deliver turnkey solutions. Our ability to provide the full range of design, deployment, consulting and operations and maintenance services for wireless networks, which we refer to as end-to-end or turnkey services, enables our wireless customers to engage us as a single responsible party accountable for delivering and managing its wireless network under a single contract. We coordinate our use of resources for each phase of the project from planning to design and deployment to operations and maintenance of the wireless network, enabling us to reduce the time and cost of our services. In order to supplement such services, we have established a presence in Algeria, Brazil, China, Greece, Italy, Spain, The Netherlands and the United Kingdom. We provide our customers with a primary point of accountability and reduce the inefficiencies associated with coordinating multiple subcontractors to enable projects to be transitioned from discipline to discipline in an efficient manner.

•	Expertise and experience with all major wireless technologies, system protocols and equipment vendors. We have experience working with all major wireless access technologies, including second generation, or 2G, 2.5G and 3G digital system protocols and their respective migration paths, including: (i) Global System for Mobile Communications (GSM); (ii) Time Division Multiple Access (TDMA); (iii) Code Division Multiple Access (CDMA); (iv) Integrated Dispatch Enhanced Network (iDEN); (v) broadband’s Local Multipoint Distribution System (LMDS), Multichannel Multipoint Distribution Service (MMDS), 802.11x (Wi-Fi) and 802.16 (WiMax) technologies; (vi) Europe’s equivalent to iDEN referred to as Tetra; and (vii) core network technologies.

      We are actively engaged in supporting the development of new and emerging technologies and standards in the wireless telecommunications industry through participation in industry panels and industry association forums and through independent research. We have worked with the equipment made by all major equipment manufacturers. Our Wireless Institute is an integral part of our technical development activities.

•	Speed to market. Our expertise, global presence and processes enable us to respond quickly to support our customers’ deployment objectives. Members of our technical, design and deployment teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Worldwide depth of resources. Our system deployment professionals collectively have experience deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2003, approximately 45% of our billable employees were employed outside the United States and represented 49 different nationalities. During the past 20 years, our professionals have designed wireless networks employing all major technologies in North America, Europe, Asia, Latin America, the Middle East and Africa. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates.

LCC Services

      We offer to our wireless customers a complete range of wireless network services, including: (i) high level technical consulting (3.4% of revenues for fiscal 2002 and 7.8% of revenues for fiscal 2003); (ii) design services (40.6% of revenues for fiscal 2002 and 30.0% of revenues for fiscal 2003); (iii) deployment services (54.4% of revenues for fiscal 2002 and 59.3% of revenues for fiscal 2003); and (iv) ongoing operations and maintenance services (1.6% of revenues for fiscal 2002 and 2.9% of revenues for fiscal 2003). In 2003, we derived 30.4% of our revenues from projects involving 2G technology, 20.5% of our revenues from projects involving 2.5G technology, 44.8% of our revenues from projects involving 3G technology, and 4.3% of our revenues from projects involving other technologies.

Technical Consulting Services

      Applying our extensive technical and operational expertise and experience, we may be initially engaged by a wireless customer to analyze the engineering and technology issues related to a proposed network deployment project. From assisting customers with evaluating their business plans, to licensing and application support, technology assessments and defining and refining implementation strategies, our team of senior wireless professionals focuses on providing our customers with key insights into all aspects of wireless communications and the impact that a new technology, device or application might have on the industry. We also provide training to our engineers and our customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world. Over the past four years, our Wireless Institute has taught over 500 classes worldwide.

Design Services

      Radio frequency and fixed network engineering. We provide both radio frequency engineering and fixed network engineering services to design wireless networks for our customers. Our engineers design each wireless network based upon the customer’s transmission requirements, which are determined based upon the projected level of subscriber density, estimated traffic demand and the scope of the operator’s license coverage area and the most effective connection to the wireline backbone. Our engineers perform the calculations, measurements and tests necessary to optimize placement of wireless equipment, to optimize use of radio frequency and to deliver the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. Typical constraints that must be addressed include cost parameters, terrain and license limitations, interference from other operators, site availability limitations and applicable zoning restrictions as well as other factors.

      In addition, because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. Our fixed network engineers determine the most effective method to connect cell sites to the wireline backbone. We also provide services to cover the core network including interconnect, switching and microwave engineering for all access technologies, including connection into the telecommunications infrastructures of competitive local exchange carriers, or CLECs, and incumbent local exchange carriers, or ILECs.

      Competitive benchmarking. We provide system analyses to our wireless customers for the measurement of network performance, including “benchmarking” versus competitors based upon an extensive set of parameters such as call quality, drop call rates, signal strength and coverage.

Deployment Services

      Program management. We provide project management services as part of an overall design and deployment project, to manage site acquisition, radio frequency engineering, fixed network engineering and construction management services. Project managers utilize our proprietary software system, Web Integrated Network Deployment System, or WINDS, to manage all phases of an engagement. Utilizing WINDS, all information regarding a project is stored in one location, enabling project managers to track and retrieve information across all project phases, including site acquisition and leasing, zoning, construction, materials management, radio frequency engineering and installation and optimization. The WINDS system generates a visual presentation of the network in process, provides customers with access to timelines and forecasts for each phase of the project using remote connectivity and an Internet browser. We maintain copyright and trade secret protection for our WINDS system.

      Site acquisition and development. Our local experts in each geographic market evaluate the feasibility and desirability of base station locations in the proposed area according to the wireless customer’s requirements, including zoning ordinance requirements, leasing constraints and building access issues.

      Regulatory compliance. We have a regulatory compliance program in the United States designed to satisfy FCC and Occupational Safety and Health Administration requirements with respect to radio frequency emissions.

      Architecture and engineering. We manage various activities associated with the design, layout and physical assessment of existing and proposed telecommunications facilities, including base stations and switching centers. This includes managing architecture and engineering firms with respect to site drawings, zoning exhibits, structural analysis and making recommendations to confirm that the infrastructure has the structural capacity to accommodate the design of the wireless network. We also provide other materials and services as may be necessary to secure building permits and jurisdictional approvals.

      Construction and procurement management. We manage various construction subcontractors to prepare the rooftop or tower site and secure the proper electrical and telecommunications connections. We also manage the procurement of materials and equipment for our wireless customers and the installation of radio frequency equipment, including base station electronics and antennae.

Operations and Maintenance Services

      We provide operations and maintenance services to wireless service providers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly — we may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks.

      In May 2003, we formed LCC Wireline, Inc., a new subsidiary of our company, to pursue wireline-related contracts with CLECs and ILECs. LCC Wireline provides engineering, furnishing and installation services for transmission, switching, and DC power systems. We believe that wireline providers will continue to require additional infrastructure services in order to address both aging wireline networks and the growing technical demands generated by integrated voice, data and video networks.

Geographic Organization

      We provide our services through a regional management organization that comprises two principal regions and several smaller divisions. In 2003, we redefined our operating segments as “Americas” and “EMEA” (Europe, Middle East and Africa) to reflect our regional organization. Our Americas region, which is headquartered outside Los Angeles, California, provides the full range of service offering to wireless operators and equipment vendors through a network of project offices in North America, Central and South America. In 2003, Americas generated approximately 49% of our total revenue. Our EMEA region, which is based in London, is responsible for operations in the U.K., Italy, The Netherlands, Algeria, Germany, Spain and Greece. We have recently established a marketing office in Dubai for our EMEA region. In 2003, EMEA also generated approximately 49% of our total revenue.

      We also have an “Asia and other” region which comprises our Asia operations, our Wireless Institute and our new Wireline division. In 2003, these combined operations generated approximately 2% of our total revenues. Our operations in Asia are comprised of a marketing office in Sydney and representative offices in Beijing and Singapore. Our joint venture with Bright Oceans Inter-Telecom Corporation (BOCO) is also based in Beijing. Through our Wireless Institute, we provide training to our engineers and customers covering the latest technologies developed and employed throughout the world. In 2003, we formed LCC Wireline, Inc. to pursue wireline-related contracts with CLECs and ILECs.

      For financial information about our operating segments, please see note 19 to our consolidated financial statements on page 60.

Business Strategy

      The principal elements of our business strategy are to: (i) provide end-to-end services; (ii) increase our presence in new geographic areas to capitalize on emerging opportunities; (iii) benefit from parallel market opportunities by using our current knowledge base; and (iv) attract and retain highly qualified personnel.

•	Provide end-to-end services. We provide integrated end-to-end solutions ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. Our ability to provide end-to-end, or turnkey, services enables our wireless customers to engage a single, responsible party who is accountable for delivering and managing its wireless network under a single contract. Accordingly, we leverage initial consulting opportunities to secure later-stage system design and deployment contracts, and engagements to provide design and deployment services enabling us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services, in turn, positions us well for additional opportunities as wireless service providers must either upgrade their existing networks or deploy new networks to benefit from the latest available technologies. During 2003, we were engaged to perform turnkey services for U.S. Cellular and Sprint. In U.S. Cellular’s case, we have been retained to provide network design, site acquisition, zoning, permitting, civil engineering and construction services. In Sprint’s case, Sprint is providing network engineering functions while we are performing the remaining turnkey activities. Many clients initially engage us to perform specific services, such as engineering services. Once we secure a client relationship, we work to expand our relationship to provide additional services offered by the company. We do this by understanding the client’s needs and leveraging our reputation and demonstrated performance on client engagements. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Self-performed work generally carries higher profit margins than subcontracted work.

•	Increase our presence in new geographic areas to capture additional growth opportunities. In order to realize the full benefit of wireless deployment worldwide, we target areas with strong potential growth by creating a localized presence. We pursue this effort through establishing a local presence, pursuing strategic acquisitions and entering into partnerships to reach new markets. We currently have a localized presence in Algeria, Brazil, China, Greece, Italy, Spain, The Netherlands and the United Kingdom in addition to the United States, and are considering expansion into other markets. To increase our local presence in emerging areas, we have entered into several strategic acquisitions and investments, a strategy that we plan to continue as a means to both complement our internal growth and position ourselves to capitalize on anticipated high growth areas. In particular: (i) in January 2002 we acquired Smith Woolley Telecom, a consulting firm in the United Kingdom specializing in site search, acquisition, design, build, management and maintenance services; (ii) in July 2002 we acquired 51% of Detron LCC Network Services, B.V., or Detron, a newly formed consulting firm in The Netherlands specializing in deployment, management and maintenance services; and (iii) in July 2003 we agreed through our wholly-owned subsidiary, LCC China Services, L.L.C., to a joint venture with BOCO pursuant to which we own 49% of Beijing LCC Bright Oceans Communication Consulting Co., Ltd., or LCC/ BOCO, a new entity offering a full range of design, implementation and operations and maintenance services to wireless service providers throughout China. Our acquisition strategy is focused on firms that will enable us to cost-effectively add new clients and realize the potential benefits of new markets. We intend to continue to selectively acquire or partner with high quality companies that accelerate our access to, and provide us with a local presence in, new markets.

•	Benefit from parallel market opportunities using our current knowledge base. We actively seek to expand into new markets through the use of our comprehensive knowledge of wireless voice and data communications networks. We also believe that the rapid growth in the worldwide use of wireless telecommunications has created a need for our services in related fields. For example, because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. Because our fixed network engineers determine the most effective method to connect cell sites to the wireline backbone, and because many of the types of engineering services provided to wireline operators are similar to the types of services we provide in the wireless area, we have been engaged to provide wireline-related services by wireless service providers and equipment vendors. We also have formed LCC Wireline to pursue contracts with CLECs and ILECs, many of which are in the process of upgrading their networks. We expect that wireline carriers will enhance their networks as a result of, among other things, the renewed interest in digital subscriber lines, or DSL, the expansion of long distance services, and the emergence of the surviving CLECs from bankruptcy. In addition to the wireline opportunities, we are exploring fixed and mobile wireless opportunities in the government and enterprise sectors. The United States government is exploring ways to provide reliable wireless connectivity for all “first-responders” and other law enforcement and public safety agencies using both existing and new networks and technologies. Large enterprises also are beginning to explore how wireless technologies such as the existing cellular and personal communication system, or PCS, services, as well as the new Wi-Fi and WiMax technologies, may be used to enhance productivity and reduce operating expenses. We have already provided consulting services to both government agencies and corporate customers and we intend to expand our opportunities in these areas.

•	Attract and retain highly qualified personnel. As a service business, our success depends on our ability to attract, train and retain highly skilled professionals. As a result, we seek to recruit highly skilled personnel, facilitate their professional development and create a business atmosphere that encourages their continued employment. As of December 31, 2003, we had 751 employees, of which 578 were billable employees. As of that date, approximately 45% of our billable employees were employed outside of the United States. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates. Recognizing the critical importance of retaining highly qualified personnel for our business, we work closely with our employees to develop and enhance the technical, professional and management skills required to be successful at our company. Our senior management believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. For example, C. Thomas Faulders, III, our chief executive officer, hosts monthly teleconference meetings with all employees to foster an open working environment. We recognize that preserving our culture requires our employees to have a stake in the success of our business. For that reason, we have granted stock options to a significant majority of our employees, including our clerical and administrative support staff. We also invest in all of our professionals by expanding their professional education through our Wireless Institute, which provides training for our engineers and our customers covering the latest technologies developed and deployed throughout the world.

Customers and Backlog

      We provide consulting, design, deployment, and operations and maintenance services to wireless service providers, telecommunications equipment vendors, satellite service providers, systems integrators and tower companies. In 2003, revenues from U.S. Cellular were $16.5 million, or 15.2% of our total revenues, revenues from Nokia were $13.0 million, or 12.0% of our total revenues, and revenues from Sprint PCS were $11.5 million, or 10.6% of our total revenues. Some of our customers include:

AT&T Wireless Ericsson H3G Nextel O2 Sprint T-Mobile U.S. Cellular

      Our top ten customers accounted for 72.9% of total revenues for the year ended December 31, 2003.

      Our firm backlog was approximately $109 million at December 31, 2003. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $5 million as of December 31, 2003. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment. Our contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience. Our firm backlog at December 31, 2003 includes backlog arising from the recent contract awards we received from Sprint and U.S. Cellular. Our firm backlog was approximately $29 million and our implied backlog was approximately $21 million at December 31, 2002.

Sales and Marketing

      We sell and market our consulting, design, deployment, and operations and maintenance services through the collaborative efforts of our sales force, our senior management, our marketing group and our Wireless Institute. Excluding our Wireless Institute staff, as of December 31, 2003, we employed 31 full-time sales and marketing staff, based in our offices in Australia, Italy, the United Kingdom, the United States and The Netherlands. In addition, our LCC/ BOCO joint venture gives us access to LCC/ BOCO’s sales staff throughout China.

Sales

      We have established sales forces in three regions of the world: (i) Americas (North, Central and South); (ii) Europe, the Middle East and Africa; and (iii) Asia Pacific. Our sales forces in those regions work in conjunction with our senior executives to develop new client relationships. Sales personnel and our senior management proactively establish contact with targeted prospects to identify potential sales opportunities and work to establish awareness and preference for our services. Because customers’ purchase decisions often involve an extended decision making process requiring involvement of their technical personnel, our sales personnel work collaboratively with our technical consulting and deployment personnel to develop new sales leads and secure new contracts.

Marketing

      Our marketing staff supports our business strategy through articles, publications, analyst meetings and conferences. The marketing group conducts market and competitive analyses, defines industry-specific business requirements and identifies potential sales opportunities. Our marketing group helps position service offerings, creates awareness/brand recognition and manages joint marketing efforts with strategic alliance partners.

Wireless Institute

      Our Wireless Institute positions us well to generate additional sales opportunities. For over a decade, wireless service providers, equipment vendors, and others have used our Wireless Institute to train their personnel on the latest wireless technologies. Training customer employees and management often allows us to identify areas where our services may be needed by such customers. Members of the Wireless Institute’s staff often serve as an interface point between our clients and our sales professionals. Over the past four years, our Wireless Institute has taught more than 500 classes worldwide.

Competition

      The market for technical consulting, design, deployment, and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, we believe that the competition in Europe is particularly fragmented with numerous small, regional independent service providers. Our competitors fall into six broad categories:

•	internal staffs of wireless and wireline service providers;

•	telecommunications equipment vendors, such as Ericsson and Nortel, which frequently provide design and deployment services as part of an equipment sale;

•	independent service companies, such as Wireless Facilities, Inc., which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	construction and project management companies, such as Bechtel Group Inc. and General Dynamics, for the deployment of wireless networks;

•	tower ownership and management companies, such as Crown Castle International and American Tower Corporation, which provide tower deployment service capabilities; and

•	information technology and consulting companies such as Bearing Point, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.

      Although the services provided by many of these competitors are comparable to the services we provide, there are areas where certain competitors may have an advantage over us. For example, telecommunications equipment vendors presumably know the relative strengths and weaknesses of their products better than the service providers who have no product offerings; construction companies have more hands-on capabilities with respect to the construction aspects of a deployment project; and equipment vendors, construction companies and tower ownership and management companies have greater financial resources that allow them to offer financing and deferred payment arrangements. In addition, many of our competitors have significantly greater marketing resources, larger workforces and greater name recognition than us.

      We believe our ability to compete depends on a number of additional factors, which are outside of our control, including: (i) the willingness of competitors to finance customers’ projects on favorable terms; (ii) the ability and willingness of customers to rely on their internal staffs to perform services themselves; and (iii) the customer’s desire to bundle equipment and services.

      We believe that the principal competitive factors in our market include expertise in new and evolving technologies, industry experience, ability to deliver end-to-end services, ability to provide hardware- and technology-independent solutions, ability to deliver results within budget and on time, worldwide depth of resources, reputation and competitive pricing. In particular, we believe that the breadth of our service offerings, the efficiencies of our processes, our ability to integrate new technologies and equipment from multiple vendors, our ability to provide training for our customers through our Wireless Institute and the high quality of our professional staff provide us with a competitive advantage.

Employees

      As of December 31, 2003, we had 751 full-time employees worldwide. We believe that relations with our employees are good. None of our employees are represented by a labor union, and we have not experienced any work stoppages.

Recent Developments

      On November 28, 2003, we completed an offering of 8,050,000 shares of our class A common stock, of which 5,000,000 were sold by certain of our stockholders. We received net proceeds of approximately $11.5 million in the offering.

      In December 2003, we received the ISO 9001:2000 quality control certification for our North American operations. ISO 9001:2000 is an internationally recognized quality management system standard of the International Organization for Standardization, or the ISO. This standard is designed to provide guidelines and a basic framework for companies to establish consistent quality management. ISO 9001 is regarded as the most rigorous of the ISO 9000 series of standards developed by the ISO.

      In March 2004, we were selected by the Saudi Telecommunication Company, or STC, to provide engineering consulting services for the expansion of STC’s GSM network in Saudi Arabia. We expect to provide $27.2 million worth of these services to STC during the initial 12 month period of the contract. Final terms and conditions of the contract, including terms of renewal for a second year, are subject to completion and execution of a definitive agreement, which we expect to occur within the next one to two months.

International Operations

      During the last two years, we have entered into a number of strategic acquisitions and investments to enhance our international wireless capabilities and establish a local presence in country. For instance, in July 2003, we agreed through our wholly-owned subsidiary, LCC China Services, to a joint venture with BOCO, a publicly-traded Chinese systems integrator. Through this joint venture, BOCO owns 51% of the equity of a new entity, LCC/ BOCO, while we own the remaining 49%. The combined capital contributions from our company and BOCO to LCC/ BOCO was approximately $2.2 million, which the parties funded over the initial six months of LCC/ BOCO’s operations. LCC/ BOCO is based in Beijing, China, and serves as our operational arm within China. LCC/ BOCO began operations in August 2003, and currently has 36 employees and is represented by approximately 105 sales and marketing professionals located in BOCO’s offices in each of China’s provinces. LCC/ BOCO offers a full range of design, implementation, and operations and maintenance services to wireless service providers throughout China, where we have seen an increased demand for third-party independent solution providers. LCC/ BOCO also has access to our RF engineering and deployment skills and our Wireless Institute as well as to BOCO’s wireless network management, planning and optimization systems and its research and development department with a staff of approximately 500.

      The further development of our international operations requires us to research and comply with local laws and regulations, including employment, corporate and tax laws. For example, if we enter into a longer term contract overseas, we are often required to establish a local presence in country, either as a branch or subsidiary, and, if hiring locally, to comply with all local employment, recruiting, hiring and benefit requirements. When not hiring locally, we face the task of obtaining visas and work permits for our assigned employees and must comply with local tax requirements for our expatriate employees.

      For financial information about our international operations, please see note 19 to our consolidated financial statements on page 60.

Government Regulation

      Although we are not directly subject to any FCC or similar government regulations, the wireless networks that we design, deploy and manage are subject to various FCC regulations in the United States and other international regulations. These regulations require that these networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. These networks are also subject to government regulations and requirements of local standards bodies outside the United States.

Risk Factors

   In any given year, we derive a significant portion of our revenues from a limited number of large projects, and, if we are unable to replace these large projects upon completion, we could have a significant decrease in our revenues which would negatively impact our ability to generate income.

      We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of large projects. As these projects wind down to completion, we face the task of replacing such revenues with new projects. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results. For example, for the year ended December 31, 2001, our largest project was for XM Satellite Radio, Inc., which comprised 43.9% of our total revenues. This project was substantially completed during the fourth quarter of 2001 and wound down in 2002, and we were unable to generate sufficient revenues from other projects in 2002 to maintain revenue levels.

      If we are unable to replace large projects upon completion, it could cause a significant decrease in our revenues and negatively affect our ability to generate income.

   We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with these customers were harmed our business would suffer.

      For the years ended December 31, 2002 and 2003, we derived 60.3% and 72.9%, respectively, of our total revenues from our ten largest customers. We believe that a limited number of customers will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

   Many of our customers face difficulties in obtaining financing to fund the expansion of their wireless networks, including deployments and upgrades, which may reduce demand for our services.

      Due to downturns in the financial markets in general since 2000, and specifically within the telecommunications financial markets, many of our customers or potential customers have had and may continue to have trouble obtaining financing to fund the expansion or improvement of their wireless networks. Some customers have also found it difficult to predict demand for their products and services. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. In addition, many of our customers have slowed or postponed deployment of new networks and development of new products, which reduces the demand for our services.

   Further delays in the adoption and deployment of next generation wireless networks could negatively affect the demand for our services and our ability to grow our revenues.

      Wireless service providers may continue to delay their development of next generation technology if, among other things, they expect slow growth in the adoption of next generation technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring 3G licenses, many providers have delayed deployment of 3G networks.

      Since we expect that a substantial portion of our growth will be derived from services related to new technologies, further delays in the adoption and deployment of new technologies such as 3G would negatively affect the demand for our services and our ability to grow our revenues.

   We may experience significant fluctuations in our quarterly results as a result of uncertainties relating to our ability to generate additional revenues, manage our expenditures and other factors, certain of which are outside of our control.

      Our quarterly and annual operating results have varied considerably in the past and are likely to vary considerably due to a number of factors, including those factors discussed in this “Risk Factors” section. Many of these factors are outside our control and include, among others:

•	the timing of receipt of new licenses, use of existing spectrum for new services, or financing by potential customers;

•	service and price competition;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the availability of equipment to deploy new technologies such as 3G and broadband;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

•	telecommunications market conditions and economic conditions generally.

      Due to these factors, our results for a particular quarter may not meet the expectations of securities analysts and investors, which could cause the price of our class A common stock to decline significantly.

   Our contracts typically contain provisions giving customers the ability to terminate their contracts under various circumstances and we may not be able to replace the revenues from such projects which may have an adverse effect on our operating results due to our decreased revenues.

      Our contracts typically have provisions that permit customers to terminate their contracts under various circumstances, including termination for convenience. We also believe that intense competition and the current trend in industry contracting toward shorter-term contracts that provide increased grounds for customer termination may result in increased frequency of customer termination or renegotiation. If large projects, or a number of projects that in the aggregate account for a material amount of our revenues, are suspended for any significant length of time or terminated, we may encounter difficulty replacing such revenues and our operating results would decline as a result of our decreased revenues.

   We may not receive the full amount of our backlog, which could harm our business.

      Our firm backlog was approximately $109 million at December 31, 2003. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met:

•	the price of the work to be done is fixed;

•	the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and

•	there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed.

      We also had implied backlog of approximately $5 million as of December 31, 2003. We define implied backlog as the estimated revenues from master service agreements and similar arrangements which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

      Our backlog includes orders under contracts that in some cases extend for several years. The amount of our backlog that we may recognize as revenues during any fiscal quarter may vary significantly because the receipt and timing of any revenues is subject to various contingencies, many of which are beyond our control. Further, the actual realization of revenues on engagements included in our backlog may never occur or may change because a project schedule could change or the project could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog at December 31, 2003, our operating results for our 2004 fiscal year as well as future reporting periods may be materially harmed due to decreased revenues.

   We may not be able to promptly reduce expenses in response to any decrease in our revenues, which would result in lower net margins.

      We may not be able to reduce our expenses in order to timely correspond with any decrease in our revenues and our failure to do so would decrease our gross profits. Efforts to reduce costs may include a restructuring of our business, reduction in headcount, office closings and the reduction or elimination of other administrative functions. Costs of compliance with domestic and international regulations associated with such headcount reductions, particularly in Europe, the Middle East and Africa, where we anticipate considerable growth, could be significant. Our efforts to reduce expenses could give rise to significant accounting charges and the payment of certain separation or severance benefits. In 2002, we experienced difficulties reducing general and administrative expenses at the same rate and in the same proportion as our revenues decreased in that year. Any significant decrease in our revenues may have an immediate and material adverse effect on our net margins.

   An increasing percentage of our revenues comes from fixed price contracts, which require us to bear the risk of cost overruns.

      An increasing percentage of our revenues is derived from fixed price contracts and our reliance on fixed price contracts may continue to grow. The portion of our revenues from fixed price contracts for the years ended December 31, 2001, 2002 and 2003 was 44.5%, 61.1% and 79.1%, respectively. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

   Because we recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, increases in estimated project costs could cause fluctuations in our quarterly results and adversely affect our operating results.

      We recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, which requires considerable judgment since this technique relies upon estimates or budgets. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and recognize revenues based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues that we recognize in a given quarter depend on, among other things, costs we have incurred for individual projects and our then current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that our cost estimates fluctuate over time or differ from actual costs, our operating results may be materially affected. As a result of these challenges associated with fixed price contracts, our gross profit in future periods may be significantly reduced or eliminated.

   If the percentage of our revenues derived from construction related activities increases, our gross margins and our net income may suffer.

      We have historically earned lower relative gross margins on construction related activities. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Subcontracted work generally carries lower profit margins than self-performed work. If the proportion of construction related services we deliver increases, then our gross margins and net income may suffer.

   If we are unable to collect receivables from development stage customers and other telecommunications companies, our operating results may be materially harmed.

      We frequently perform services for development stage customers that carry a higher degree of financial risk for us. Our customers, established and development stage, have been and may continue to be impacted by the tightening of available credit and general economic slowdown. As a result of these conditions, our customers may be unable to pay, or may delay payment, for services performed by us. If we are not able to collect amounts owed to us by our customers, we may be required to write off significant accounts receivable and recognize bad debt expense. For example, we recorded a provision for doubtful accounts of $5.0 million in fiscal 2002, compared to our recording of a provision of doubtful accounts of $2.4 million in fiscal 2001. This increase in doubtful accounts reflected increased losses from customers declaring bankruptcy or having other financial difficulties during 2002, including $1.9 million due to one customer’s inability to procure additional financing. Our operating results may be materially harmed if we are not able to collect amounts due from our customers.

   If more of our customers require fixed price contracts with fewer milestones than in previous years, we may not have sufficient access to working capital to fund the operating expenses incurred in connection with such contracts, and we may not be able to perform under our existing contracts or accept new contracts with similar terms.

      A number of our customers are requiring fixed price contracts with fewer milestones than in previous years. We may incur significant operating expenses in connection with such contracts and may not receive corresponding payments until the milestones have been completed. We may need to use our available cash to cover operating expenses incurred in connection with such contracts until we complete the milestones, invoice our customers and collect payments. This may result in increased needs for working capital, and if we do not have access to sufficient capital to fund our working capital needs, we may not be able to perform under our existing contracts or accept new contracts with similar terms.

   The extent of our dependence on international operations may give rise to increased management challenges and could harm our results of operations.

      Customers outside the United States accounted for 57.0% and 51.0% of our revenues for the years ended December 31, 2002 and December 31, 2003, respectively. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

•	the effects of terrorism;

•	the general economic and political conditions in each country;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States;

•	tariff and trade regulations;

•	management of a geographically diverse organization;

•	difficulties and increased expenses in complying with a variety of foreign laws and regulations, including labor, employment and immigration laws; and

•	changes in the applicable industry regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which wireless licenses are awarded.

      Expansion of our international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could harm our results of operations.

   Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of our non-U.S. projects are undertaken in local currency.

      Although we generally incur project expenses in the same currency in which payments are received under the contract, we do not currently engage in additional currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of our operations particularly if: (i) we cannot incur project expenses in the same currency in which payments are received under the contract; and (ii) there is a negative impact when converting back to United States dollars. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk and Foreign Exchange Risk.”

   We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

      We face intense competition in the market for wireless network design and system deployment services. Wireless service providers themselves and system equipment vendors, some of whom are our customers, have developed and continue to develop capabilities competitive with those provided by us.

      Many competitors, including equipment vendors and system integrators, have substantially greater financial and other resources than we do and may use such greater resources to more effectively deliver a full turnkey solution. For example, a competitor that is able to provide equipment as part of its solution or to quickly deploy a large number of personnel for a project poses a threat to our business.

      Competition can increase pressure on our pricing. For example, in a deployment project we typically provide program management services as well as site development and construction services. We may be pressured to reduce our pricing with respect to either our program management services or our site development and construction services in an attempt to compete with: (i) the operator, who may be inclined to provide program management services itself; or (ii) our own subcontractors, who may be able to provide the services directly to the customer for the same or lower price. In addition, there is a risk that our subcontractors may build relationships with our customers over time and compete with us for their business.

      Lastly, as a result of intense competition, we continue to encounter and may be required to agree to less favorable contract terms, including provisions such as liquidated damages, performance guarantees and deferred payment terms.

      If we are not able to compete effectively, our ability to attract and retain customers will be adversely affected, which will decrease our revenues and negatively affect our operating results.

   If we fail to manage the size of our billable workforce to anticipate increases or decreases in market demand for our services, it could harm our competitive position and financial results.

      If we maintain or increase billable staffing levels in anticipation of one or more projects and those projects are delayed, reduced or terminated, or otherwise do not materialize, we may underutilize these personnel, which would increase our cost of revenues, harming our results of operations. Due to current economic conditions and the corresponding effect on our customers or potential customers, it is extremely difficult to project accurately the demand for our services and, correspondingly, maintain an appropriately sized billable workforce. If we maintain a billable workforce sufficient to support a resurgence in demand and such demand does not materialize, then our expenses will be high relative to revenues. If we reduce the size of our billable workforce in response to any industry slowdown or decrease in the demand for services, then we may not maintain a sufficient number of skilled personnel to be able to effectively respond to any resurgence. As a result of these insufficient staffing levels, our competitive position in the industry could be negatively impacted and we could incur increased recruiting costs to replace our billable workforce. To the extent that we are unable to successfully anticipate increases or decreases in market demand for our services and manage the size of our billable workforce accordingly, we could lose customers to our competitors or underutilize our personnel. In either case, our financial results will suffer.

   Competitors that offer financing to wireless customers pose a threat to our ability to compete for business.

      Wireless service providers, particularly new providers and new licensees, depend increasingly on wireless telecommunications equipment vendors to supply and to finance the deployment of entire wireless networks. Frequently, those vendors only make financing available for services or products if they are contracted to provide the services themselves. For services the vendors do not provide directly, financing is provided only if they have the right to select the providers of those services and products, including radio frequency engineering and network deployment services. We face similar competition from tower ownership and management companies that provide tower deployment services as part of their overall leasing package or as part of a build-to-suit financing package. We do not typically provide these types of financing to our wireless customers. To the extent that wireless companies continue to seek such financing, it would harm our ability to compete for such business.

   Our inability to anticipate or adapt to changes in technology may harm our competitive position, reputation and opportunities for revenue growth.

      We operate in a highly competitive environment that is subject to rapid technological changes and the emergence of new technologies. Our future revenues depend significantly upon the adoption and deployment by wireless customers of new technologies. Our success will depend on our ability to timely enhance our current service offerings to keep pace with new technologies and the changing needs of our customers. If we are not successful in responding to technological changes or industry or marketplace developments, we may not be able to compete effectively, which could harm our reputation and opportunities for future revenue growth.

   We may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet our contractual commitments or maintain the quality of our services.

      As a service business our success depends significantly on our ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical skills, particularly as technology changes, as well as the interpersonal skills crucial to fostering client satisfaction. Competition within the wireless industry for employees with the required range of skills fluctuates, depending on customer needs, and can be intense, particularly for radio frequency engineers. At times we have had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, we must fully and properly train our employees according to our customers’ technology requirements and deploy and fully integrate each employee into our customers’ projects. Increased competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly and resource constraints may impede our ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

   Because we have experienced, and expect to continue to experience, long sales cycles, we expect to incur significant costs to generate new business and our customer base may not experience growth commensurate with such costs.

      Purchases of our services by customers often entail a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. We may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand our customer base. In addition, we have increasingly been required to change both our personnel and the techniques we employ to respond to customer organizational changes and expanded geographic reach. Customer buying habits currently seem to favor a regionalized sales force, which can increase costs, and may prove to be ineffective. As a result of our lengthy sales cycles and these potential increased costs, we expect to continue to incur relatively high costs to generate new business.

   We may not be able to successfully achieve the expected benefits of our acquisitions.

      We have made three acquisitions since December 2001 and may make additional acquisitions in the future. The three companies acquired are small, regional operations that are highly dependent on the relationships between the principals of such companies and our customers.

      Our acquisition strategy is designed to leverage the acquired company’s relationships with our customers in the local market in order to either: (i) build a turnkey services offering to the customer in the respective market; or (ii) expand the customer relationship to additional markets. We may not be able to successfully increase our services to the customer in the same market, leverage the relationship to expand outside the market, or ultimately build customer loyalty at a company-wide level.

   Future acquisitions of new companies or technologies may result in disruption to our business and expose us to risks associated with acquisitions.

      We may make future acquisitions of, or investments in, other companies or technologies. Any future acquisitions or investments may require additional debt or equity financing, or the issuance of shares, which could be dilutive to our existing stockholders. In addition, our operating results may suffer as a result of any acquisition-related costs or impairment of goodwill and other intangible assets acquired in connection with an acquisition (please see note 11 to our consolidated financial statements on page 51). In addition, acquisitions could expose us to a number of other risks and challenges, including:

•	diversion of management’s attention and resources;

•	potential loss of key employees and customers of the acquired companies;

•	difficult and costly integration of operations;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	an increase in our expenses and working capital requirements; and

•	exposure to unanticipated contingent liabilities of acquired companies.

      Any of these and other factors could disrupt our business and harm our ability to achieve the anticipated benefits of an acquisition.

   If wireless service providers, network equipment vendors and enterprises perform more network deployment services themselves, our business will suffer.

      Our success depends upon the continued trend by wireless service providers and network equipment vendors to outsource their network design, deployment and management needs. If this trend does not continue or is reversed and wireless service providers and network equipment vendors elect to perform more network deployment services themselves, our operating results may be adversely affected due to the decline in the demand for our services.

   The consolidation of equipment vendors or wireless service providers could adversely impact our business.

      The wireless telecommunications industry has been characterized by significant consolidation activity. This consolidation and the potential continuing trend towards future consolidation within the wireless telecommunications industry may lead to a greater ability among equipment vendors and wireless service providers to provide a comprehensive range of network services, and may simplify integration and installation, which could lead to a reduction in demand for our services. Moreover, the consolidation of equipment vendors or wireless service providers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers which may put downward pressure on our prices and cause our revenues and operating results to decline.

   Government regulations may adversely affect our business.

      The wireless networks that we design, deploy and manage are subject to various FCC regulations in the United States and other international regulations. These regulations require that these networks meet certain radio frequency emission standards, not cause unallowed interference to other services, and in some cases accept interference from other services. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a harmful effect on our business, operating results, liquidity and financial position.

   If we fail to retain our key personnel and attract and retain additional qualified personnel, our ability to operate our business may be adversely affected.

      Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key personnel. The loss of any of our key employees, in particular C. Thomas Faulders, III, our chairman of the board and chief executive officer, could adversely affect our ability to generate revenues and operate our business. We do not have an employment agreement or any other agreement that obligates Mr. Faulders to remain with us.

   RF Investors, L.L.C., whose interests may not be aligned with yours, controls our company, which could result in actions of which you or other stockholders do not approve.

      RF Investors owns all of the outstanding shares of our outstanding class B common stock, which carries 10 to 1 voting rights and represents approximately 70% of the combined voting power of our class A and class B common stock. These shares may be sold without the participation of any other stockholder in the sale; however, when shares of class B common stock are sold, the shares automatically convert to class A common stock and lose the 10 to 1 voting rights. RF Investors, its parent company Telcom Ventures, L.L.C., and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and maintenance and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.

      RF Investors may also, by converting its shares of our class B common stock into shares of our class A common stock, obtain a sufficient number of shares of class A common stock (approximately 19% of the total outstanding shares of class A common stock) to influence the outcome of any vote on which the holders of class A common stock are entitled to vote together as a class.

      Dr. Rajendra and Neera Singh, who with certain Singh family trusts indirectly control Telcom Ventures, are our directors. Telcom Ventures is principally engaged in making investments in wireless service providers and emerging wireless and Internet technologies. If we desire to pursue a transaction requiring stockholder approval that may conflict with the interests of Telcom Ventures, RF Investors may elect to vote its shares to block such transaction and could prevent our stockholders from receiving a premium over the market price if a change of control of our company is proposed. These individuals and entities, in their capacity as stockholders, may choose to vote their shares in whatever manner they view to be in their best interest.

   Significant sales of class A common stock in the future may depress the trading price of our class A common stock.

      Ownership of a significant portion of our class A common stock is concentrated in the hands of a few stockholders. Assuming the conversion of all of RF Investors’ shares of class B common stock into shares of class A common stock, RF Investors owns 4,537,577 shares of class A common stock. MCI owns 1,420,549 shares of class A common stock.

      An aggregate of approximately 4,699,786 shares of our class A common stock (including shares issuable upon conversion of class B common stock) held by RF Investors, Telcom Ventures, and our directors and executive officers are eligible for sale pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended. In addition, all of the shares of our class A common stock held by MCI may be resold without compliance with the resale restrictions of Rule 144.

      Sales of a significant number of shares (whether by these stockholders or by stockholders who own, or may accumulate in the future, a significant number of shares) in a single public transaction or over a period of time, or the market perception that such sales may occur, could depress the trading price of our class A common stock and may make it more difficult for us to sell our equity securities in the future at a time and price deemed to be appropriate.

   Our relationship with Telcom Ventures may result in potential conflicts of interest.

      Telcom Ventures, RF Investors’ parent company, is principally engaged in making investments in wireless service providers and emerging wireless and Internet technologies. Dr. Rajendra and Neera Singh, who are members of our board of directors, are also directors of Telcom Ventures and its subsidiaries and have certain fiduciary obligations to each organization. Telcom Ventures and directors of Telcom Ventures and its subsidiaries who are also our directors may be subject to conflicts of interest in transactions concerning us. For example, we may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in our judgment, could be beneficial to us, even though such transactions might conflict with the interests of Telcom Ventures. These individuals and entities, in their capacity as stockholders, may choose to vote their shares in whatever manner they view to be in their best interest.

   We currently allow the employees of Telcom Ventures to participate in our employee benefit plans in exchange for full reimbursement of our cash costs, and we may provide other services to Telcom Ventures in the future. If we do not receive reimbursement for our costs and expenses associated with such services, Telcom Ventures and its affiliates would receive a benefit not shared by, and to the detriment of, our other stockholders.

      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed to allow the employees of Telcom Ventures to continue to participate in our life, medical, dental and 401(k) plans in exchange for full reimbursement of our cash costs and expenses as well as the payment (until December 2001) of an administrative fee. Telcom Ventures had ten employees in 1996 and currently has three employees. We entered into this agreement as an accommodation to Telcom Ventures.

      Pursuant to our audit committee charter adopted in March 2003, our audit committee must review the settlement of any dispute under this agreement, if one should arise, and must review in the future any agreements of this type that we may enter into with Telcom Ventures or other related parties. If in the future we do not receive from Telcom Ventures full reimbursement of our costs and expenses, Telcom Ventures will receive a benefit not shared by, and to the detriment of, our other stockholders.

      During 2000, we had an understanding with Telcom Ventures pursuant to which we retained five employees who had previously worked in our business development group while these employees pursued business opportunities on Telcom Ventures’ behalf. Telcom Ventures reimbursed us for the costs incurred in employing these persons. Further, we have provided engineering services to Telcom Ventures and various other companies majority-owned or controlled by Telcom Ventures.

   Our stock price and trading volume are volatile and could decline, resulting in a substantial loss on your investment.

      The stock market in general, and the market for technology-related stocks in particular, is highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. In addition, for the period from January 1 to December 31, 2003, the average daily trading volume for our class A common stock as reported by The NASDAQ National Market was approximately 62,644 shares. Accordingly, the price of our class A common stock and the trading volume of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies or companies deemed to be similar;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance; and

•	political or military events related to international conflicts, wars, or otherwise.

      In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Item 2.	Properties

      We currently lease approximately 155,000 square feet of office space at our headquarters in McLean, Virginia, under a ten-year lease expiring in 2007. We occupy approximately 40,000 square feet of the McLean facility and currently sublease approximately 55,000 square feet to subtenants. Approximately 60,000 square feet were vacant as of December 31, 2003 and we are actively pursuing additional subleasing opportunities.

      We lease approximately 8,600 square feet of office space at our Europe, Middle East and Africa, or EMEA, regional headquarters in London, England, under a 13-year lease expiring in September 2014. We occupy approximately 2,200 square feet of the London facility. In 2003, we assigned approximately 2,200 square feet to a third party assignee. Approximately 4,200 square feet were vacant as of December 31, 2003 and we are actively pursuing subleasing opportunities.

      In addition, we lease office space in connection with our local operations in North and South America (Mission Viejo, California and São Paulo, Brazil), the United Kingdom (Cambridge, Bath, Newark, Enfield and Glasgow), Italy (Rome and Milan), The Netherlands (’s Hertogenbosch). We also lease space in connection with our regional marketing efforts in Spain.

      All of our facilities are used for current operations of all segments.

Item 3.	Legal Proceedings

      From time to time we are party to legal proceedings. We do not believe that any of the pending proceedings would have a material adverse effect on our business, financial condition or results of operations. However, we have no assurance that an unfavorable decision in any such legal proceeding would not have a material adverse effect.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

      Since completion of our initial public offering in September 1996, our class A common stock has been quoted on the NASDAQ National Market under the trading symbol “LCCI.” As of March 22, 2004, there were 103 stockholders of record of the class A common stock and one stockholder of record of the class B common stock. As of March 22, 2004, we estimate there were in excess of 5,000 beneficial holders of class A common stock. The following table summarizes the high and low sales prices of the class A common stock by fiscal quarter for 2002 and 2003 as reported on the NASDAQ National Market:

Quarter Ended:	2002

March 31	$4.03 to $7.59
June 30	$1.22 to $5.35
September 30	$1.22 to $2.55
December 31	$1.20 to $2.40

Quarter Ended:	2003

March 31	$1.87 to $2.67
June 30	$2.05 to $3.15
September 30	$2.48 to $6.00
December 31	$4.15 to $6.85

      We have never paid any cash dividends on Common Stock and we do not anticipate paying dividends on the Common Stock, cash or otherwise, in the foreseeable future. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

      The following table presents a summary of outstanding stock options and securities available for future grant under our equity compensation plans.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by securities holders
Employee Stock Option Plan	4,142,057	$5.80	2,507,353
Directors Stock Option Plan (Class A Common Stock)	158,400	8.11	91,600
Directors Stock Option Plan (Class B Common Stock)*	90,000	10.56	—
Employee Stock Purchase Plan	—	—	440,513
Equity compensation plans not approved by security holders	—	—	—

Total	4,390,457	$5.98	3,039,466

*	Although the directors stock option plan authorizes the issuance of up to 250,000 shares of class B common stock, the final grant of such options occurred in May 2000 pursuant to the terms of the directors stock option plan.

     Note: We have also granted options to purchase 30,000 shares of class A common stock to TC Group L.L.C. These options were not issued under one of our equity compensation plans and therefore are not included in the above table.

Item 6.     Selected Financial Data

      Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2003, which have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Form 10-K.

	Years Ended December 31,

	1999(1)	2000	2001	2002	2003

	(in thousands, except per share data)
Revenues:
Service	$73,289	$149,385	$130,609	$67,069	$108,439
Tower ownership and management	2,504	1,008	—	—	—

Total revenues	75,793	150,393	130,609	67,069	108,439

Cost of revenues:
Service	53,080	109,952	103,535	58,429	88,998
Tower ownership and management	1,176	333	—	—	—

Total cost of revenues	54,256	110,285	103,535	58,429	88,998

Gross profit	21,537	40,108	27,074	8,640	19,441

Operating expenses:
Sales and marketing	5,464	7,833	7,068	8,095	6,624
General and administrative	18,128	19,673	15,978	20,311	18,508
Restructuring charge	—	(108)	—	13,522	(2)
Non-cash compensation	(12)	—	—	—	—
Gain on sale of tower portfolio and administration, net	—	(26,437)	(2,998)	(2,000)	—
Depreciation and amortization	3,628	2,899	3,012	2,884	3,860

Total operating expenses	27,208	3,860	23,060	42,812	28,990

Operating income (loss)	(5,671)	36,248	4,014	(34,172)	(9,549)

Other income (expense)
Interest income (expense), net	(1,827)	1,688	1,886	818	325
Other	(1,391)	(787)	22,113	(3,767)	1,218

Total other income (expense)	(3,218)	901	23,999	(2,949)	1,543

Income (loss) from continuing operations before income taxes	(8,889)	37,149	28,013	(37,121)	(8,006)
Provision (benefit) for income taxes	(2,677)	16,531	11,041	(8,451)	(1,483)

Income (loss) from continuing operations	(6,212)	20,618	16,972	(28,670)	(6,523)
Gain on disposal of discontinued operations net of tax provision	803	—	—	—	—

Net income (loss)	$(5,409)	$20,618	$16,972	$(28,670)	$(6,523)

Income (loss) per share:
Continuing operations:
Basic	$(0.36)	$1.01	$0.83	$(1.37)	$(0.31)

Diluted	$(0.36)	$0.93	$0.81	$(1.37)	$(0.31)

Discontinued operations:
Basic	$0.05	—	—	—	—

Diluted	$0.05	—	—	—	—

Net income (loss) per share:
Basic	$(0.31)	$1.01	$0.83	$(1.37)	$(0.31)

Diluted	$(0.31)	$0.93	$0.81	$(1.37)	$(0.31)

Weighted average shares outstanding:
Basic	17,302	20,360	20,571	20,902	21,292
Diluted	17,302	22,110	20,916	20,902	21,292
Consolidated Balance Sheet Data (at year-end):
Cash and short-term investments	$2,037	$42,335	$53,142	$39,329	$31,031
Working capital	(8,039)	59,460	72,134	49,959	54,980
Goodwill and intangibles, net	430	57	637	11,273	11,958
Total assets	82,868	110,045	112,231	96,723	118,591
Total debt	4,535	—	—	—	1,840
Shareholders’ equity	42,426	68,416	85,804	61,088	69,768

(1)	In March 1999, our board of directors adopted a plan to dispose of the operations comprising our hardware and software products segments, which were sold to Ericsson Radio Systems AB in October 1999.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

      We provide integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to ongoing management and optimization services. We have been successful on occasion in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable us to secure ongoing management and operations projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

      We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. In 2003, we redefined our operating segments to be compatible with this regional organization. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).

      Americas: Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America, Central and South America. In 2003, Americas generated approximately 49% of our total revenue.

      EMEA: Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain and Greece. EMEA also undertakes projects throughout its region and we have recently established a marketing office in Dubai. In 2003, EMEA also generated approximately 49% of our total revenue.

      Asia & other: This includes our operations in Asia, the Wireless Institute and our new Wireline division. In 2003, these combined operations generated approximately 2% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing and Singapore. Our joint venture with BOCO is also based in Beijing. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world. In 2003, we formed LCC Wireline, Inc., to pursue wireline-related contracts with CLECs and ILECs.

      The key drivers of growth in our wireless services business have been:

•	the issuance of new or additional licenses to wireless service providers, which generates new network build out;

•	the introduction of new services or technologies such as wireless number portability, or WNP, satellite digital radio, wireless broadband, and push-to-talk services;

•	the increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers, and the scarcity of wireless spectrum, which require wireless service providers to expand and optimize system coverage and capacity to maintain network quality; and

•	the increasing complexity of wireless systems in operation, which requires wireless service providers to upgrade their existing networks or deploy new networks to benefit from the latest available technologies.

      Our primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method and therefore recognize revenues based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

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

      We generate cash from fixed price contracts by billings associated with contract milestones, which are typically agreed with our customers at the time the contracts are negotiated. For our time and materials contracts, we usually bill our customers on a monthly basis as services are performed. On large network deployment contracts, which involve the design and construction of complex wireless networks, it is increasingly common for our customers to require fewer contract milestones than in previous years. This results in extending the periods during which we are obliged to fund our operating costs until a milestone can be billed to the customer. This increases the capital that we require to operate the business, and is evidenced by increases in unbilled receivables on our balance sheet. This is an integral part of our business and we are constantly striving to manage our working capital requirements. We expect to experience increasing demands for working capital in the future as we grow our revenues.

      Another critical statistic that we monitor is our contract backlog, which at December 31, 2003, comprised firm backlog of $109 million and implied backlog of $5 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. Given that our backlog in 2003 reached a record level for our design and deployment services, it is reasonable to expect that our backlog may decrease over the near term.

      Since 1999, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 1999 we disposed of our hardware and software products business for cash proceeds of about $22 million; in 2000, we sold our tower business for cash proceeds of about $72 million; and in 2001, we sold certain of our interests in NextWave Telecom, Inc., or NextWave, for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which has a total cash commitment of about $1 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the difficulties that our customers often face in obtaining financing to fund the development, expansion and upgrade of their networks;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts; and

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.

      Our business is characterized by a limited number of projects awarded by a limited number of customers. This can lead to volatility in our results as projects initially ramp up and then wind down. As projects are completed, we are faced with the task of replacing project revenues with new projects, either from the same customer or from new customers. For example, the completion of the XM Satellite Radio project (the “XM Project”) in the first quarter of 2002 caused our revenues in 2002 to decline dramatically from our revenues in 2001. The delay in replacing revenues derived from the XM Project contract and the difficult marketplace caused gross profit as a percentage of total revenues to decline and our cost reduction measures were not sufficient to return us to profitability. In addition, the wireless industry is composed of a relatively small number of wireless service providers and equipment vendors, and this inevitably leads to issues of customer concentration. Consequently, our business may be affected in any single market by the changing priorities of a small group of customers.

      Some of our customers have faced difficulty in obtaining the necessary financing to fund the development, expansion and upgrade of their networks. The slowdown in the world economies since 2000 and the volatility in the financial markets have made it increasingly difficult for our customers to predict both future demand for their services and future levels of capital expenditure. This has resulted in the delay or postponement of the development of new networks and expansion and the upgrade of existing networks, all of which have had and may continue to have a negative impact on our business.

      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. For example, the introduction of 3G equipment and services by several major wireless service providers in Europe has resulted in an increase in demand for our services in certain markets. Revenues from 3G networks constituted approximately 20.0% and 44.8% of our total revenues for the years ended December 31, 2002 and 2003, respectively, and it is expected to continue to be an area of business growth in the future.

      We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services. In 2003, approximately 21.2% of our revenues were generated by work done by subcontractors, principally for construction related activities, and approximately 78.8% of our revenues were generated by work that we perform through our own workforce. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.

      We believe our Americas region may benefit from increased spending by certain United States wireless service providers. Despite some estimates that 2003 capital expenditures by United States wireless service providers would be lower than expenditures for 2002, we observed an increase in spending in the areas of network design, deployment and optimization by several of these providers. This increased spending can be attributed to several trends: (i) the preparation for number portability which was implemented on November 24, 2003; (ii) license swaps as a result of wireless service providers trying to maximize spectrum utilization and increase coverage; (iii) network quality enhancement programs to reduce churn; (iv) network expansion and capacity programs geared toward enabling new and enhanced services; and (v) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons.

      For example, Sprint engaged us in July 2003 to perform project management and deployment services in Sprint’s Northern Central region and to provide radio frequency engineering and cell site acceptance testing throughout several of Sprint’s other regions. We estimate that the value of the Sprint contract is approximately $66 million and the duration of the engagement to be between 15 to 20 months.

      U.S. Cellular engaged us in April 2003 to perform project management and radio frequency engineering services primarily in Midwest and Northeast markets. We estimate that the value of the U.S. Cellular contract is approximately $39 million and the duration of the engagement to be between 12 to 18 months.

      We have also observed an increase in spending on wireless networks in developing countries. For example, in early 2003, we commenced two new projects in Algeria, building upon the presence that we established in that country in 2001. The projects in Algeria include consulting services, equipment supply and turnkey deployment. Our business in Algeria contributed a significant part of our revenues in 2003 for the EMEA region, and we anticipate that we will continue to generate significant revenues from opportunities of this nature in the future. For example, we were selected in March 2004 by STC to provide approximately $27.2 million worth of engineering consulting services for the expansion of STC’s GSM network in Saudi Arabia over 12 months, with the possibility of renewal for an additional year at STC’s discretion.

Results of Operations

      The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

Revenues, Cost of Revenues and Gross Margins

	Years Ended December 31,

	2001	2002	2003

	(in thousands)	(in thousands)	(in thousands)
Revenues:
Americas	$101,780	$29,706	$53,086
EMEA	23,385	34,755	53,296
Asia and other	5,444	2,608	2,057

	$130,609	$67,069	$108,439

		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$77,475	76.1%	$26,965	90.8%	$45,334	85.4%
EMEA	22,832	97.6	29,600	85.2	42,196	79.2
Asia and other	3,228	59.3	1,864	71.5	1,468	71.4

	$103,535	79.3%	$58,429	87.1%	$88,998	82.1%

Gross margin:
Americas	$24,305	23.9%	$2,741	9.2%	$7,752	14.6%
EMEA	553	2.4	5,155	14.8	11,100	20.8
Asia and other	2,216	40.7	744	28.5	589	28.6

	$27,074	20.7%	$8,640	12.9%	$19,441	17.9%

Americas

      In 2001, the XM Project accounted for $57.3 million or 56% of total revenue for the Americas region. Revenues for the XM Project decreased to $3.4 million or 11% in 2002 and, at the same time, there was a general slow down in wireless infrastructure spending and deployment in the US market. Revenue from projects other than the XM Project fell from $44.5 million in 2001 to $26.3 million in 2002. Cost of revenues and gross margins in 2001 were dominated by the XM Project, and in 2002 we incurred a loss of $0.2 million to complete the XM Project. In addition in 2002, the region was not able to generate sufficient volumes from work not related to the XM Project to fully absorb our overhead costs and this led to a reduced gross margin of approximately 9%.

      In 2003, the wireless market improved and opportunities increased for both RF/wireless design work and for network deployment. In the second half of 2003, we began to recognize revenues associated with two large network deployment contracts awarded earlier in the year, US Cellular and Sprint. The award of these major contracts, together with the steady growth in the region’s RF/wireless design business, enabled the region to bring its gross margins into a more normal expected range. During the year, the region increased its use of subcontractors for the construction of cell sites in its network deployment business, and this also contributed to an increase in its cost of revenues. In 2003, subcontractors represented 17% of the total revenue delivered by the region.

      It is expected that the revenues in the immediate future will be dominated by the execution of the existing network deployment contracts already in backlog, while the RF/wireless design business should continue to exhibit steady growth. We will continue to use subcontractors to construct cell sites as part of network deployment activities. It is reasonable to expect that composition of revenues by delivery method, being the mix of self-perform and subcontract revenues, will continue to change as the existing network deployment projects are implemented and the emphasis moves from design and acquisition to cell site construction. Despite this anticipated change in the mix of delivery, it is expected that gross margins will not be materially different for the immediate future.

EMEA

      In 2001, the EMEA region was composed of a number of stand-alone projects, including one large project in Egypt, which accounted for $4.3 million of the region’s total revenue. We incurred a $2.3 million loss in the same year to complete our project in Egypt resulting in a negative impact on 2001 gross margin. Following a change in strategy in late 2001, we acquired operations in local markets in the region, specifically Transmast in Italy in December 2001, Smith Woolley Telecom in the United Kingdom in January 2002 and 51% of Detron in The Netherlands in July 2002. The increase in revenues in the EMEA region between 2001 and 2002 is mostly attributable to the acquisition and subsequent growth of these operations. In addition, we won our first contract in Algeria and this contributed approximately $1.9 million of revenue in 2002 but it had no effect on the gross margin. The absolute increase in cost of revenues from 2001 to 2002 was mostly attributable to the operations acquired in late 2001 and 2002, as described above.

      In 2003, the acquired operations continued to grow, and we won additional programs in Algeria. Total revenue from Algeria in 2003 amounted to $12.5 million or 23% of the total revenue for the region. Total gross margin in 2003 for the region increased to approximately 21% of revenue. This reflected improved efficiencies as the acquired operations grew in volume, coupled with a higher proportion of self-perform services from the Algerian projects, which typically carry lower cost of revenues.

      It is expected that revenues in the immediate future are likely to reflect the continued growth of the acquired operations, together with the growth of new operations in emerging markets in the region, at gross margins broadly consistent with those experienced in 2003. While it is expected that Algeria will contribute less revenues going forward, we will continue to pursue large multi-year services projects in the region such as the new Saudi Arabian project, leveraging our reputation for engineering and technical consultancy.

Asia and other

      Asia and other generated revenues of $5.4 million, $2.6 million and $2.0 million in 2001, 2002 and 2003, respectively, which consisted of revenues from our Asian operations, our Wireless Institute and LCC Wireline. In 2003, we closed an investment for a 49% share in a joint venture in Beijing, China, with BOCO. It is anticipated that we will pursue opportunities in China primarily through this joint venture.

      In 2003, we formed LCC Wireline, which focuses on providing technical services to CLECs and ILECs. Although revenues were minimal, these operations may be a source of meaningful revenues in the future at gross margins broadly consistent with the gross margins generally achieved by our company on other projects.

Operating Expenses

	Years Ended December 31,

	2001	2002	2003

	(in thousands)
Operating expenses:
Net bad debt expense or (recovery)	$(5,368)	$2,729	$(2,419)
General and administrative	21,346	17,582	20,927

Total general and administrative	15,978	20,311	18,508

Sale and marketing	7,068	8,095	6,624
Restructuring	—	13,522	(2)
Tower gain	(2,998)	(2,000)	—
Depreciation	3,012	2,884	3,860

	$23,060	$42,812	$28,990

      In 2001, net bad debt recoveries of $5.4 million included recoveries of $7.5 million, offset by expenses of $2.1 million. Recoveries were primarily related to our bankruptcy claims against DCR PCS, Inc. and Pocket Communications, Inc. of about $5.0 million and a Malaysian corporation of about $2.5 million. These receivables had been fully reserved for in previous years. In 2002, net expense of $2.7 million included expenses of $4.3 million, offset by a final settlement from Pocket Communications, Inc. of $1.6 million. Included in the expenses of $4.3 million were $1.9 million attributable to a provision against the receivable arising on a project in Algeria, and $1.4 million attributable to the final settlement of the XM Project. In 2003, the entire amount previously provided for in 2002 for the Algerian project was subsequently recovered.

      General and administrative expenses, exclusive of bad debts (recoveries), decreased by $3.7 million or 17% from $21.3 million in 2001 to $17.6 million in 2002. General and administrative expenses in the Americas region and corporate decreased by about $5.6 million as a result of our efforts to restructure the business following the completion of the XM Project and the general reduction in the US market’s wireless infrastructure spending. At the same time, general and administrative expenses in EMEA increased by about $1.9 million in 2002 as a result of acquiring the operations in the region in late 2001 and 2002. In 2003, general and administrative expenses increased by $3.3 million or 19%, reflecting a full year’s cost of support for the acquired operations, their subsequent growth, and support for the additional contracts in Algeria.

      Sales and marketing expenses increased initially from 2001 to 2002 by approximately $1.0 million or 15%, mostly as the result of acquiring and then building local market operations in EMEA. In 2003, we decreased sales and marketing expenses by $1.5 million or 18% through efficiencies in the EMEA region and the reduction of costs in Asia following the strategic decision to focus on the joint venture in China.

      In 2002, following the completion of the XM Project and the general reduction in the US market’s wireless infrastructure spending, we restructured our operations and recorded a restructuring charge of $13.5 million. Of this total charge, approximately $12.5 million related to excess office space and $1.0 million to severance costs for about 140 employees.

      In 2000, we agreed to sell certain telecommunication towers, and, as part of that agreement, we agreed to lease unoccupied space on those towers. Consequently, about $5 million of the gain realized on the sale of the towers in 2000 was deferred until the unoccupied space was leased, and this resulted in us recognizing $3 million of the gain in 2001 and the balance of $2 million in 2002.

      In 2003, we ceased using the trade name acquired at the time of the purchase of Smith Woolley Telecom in January 2002. Therefore, depreciation and amortization expense in 2003 included the write off about $0.5 million, which was the unamortized balance of intangible cost allocated to the trade name.

Other Income and Expense

	Years Ended December 31,

	2001	2002	2003

	(in thousands)
Other income (expense):
Interest income	$1,899	$840	$447
Interest expense	(13)	(22)	(122)
Other:
Gain (loss) on investments	22,394	1,104	1,000
Impairment of assets	—	(5,139)	—
Other	(281)	268	218

	22,113	(3,767)	1,218

	$23,999	$(2,949)	$1,543

      Interest income reduced in 2001, 2002, and 2003 as a result of lower average balances of cash deposits combined with decreases in available yields on short-term investments.

      Gain on investments in 2001 related to the sale of our interests in NextWave ($21.4 million) and Tecnosistemi ($1.0 million). In 2002, we disposed of 82% of our interest in an Egyptian operation and subsequently recorded a gain of $1.1 million. In 2003, we sold a prepetition bankruptcy interest in NextWave and recorded a gain of $1.0 million.

      In 2002, we recorded impairment charges for our investments in Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million).

Tax Benefit or (Expense)

	Years Ended December 31,

	2001	2002	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.5	1.3	1.4
Foreign and tax credits	(6.3)	(11.8)	9.4
Non deductible expenses and permanent items	0.5	(1.0)	(2.2)
Other	3.2	—	1.2
Valuation allowance of deferred tax assets	3.5	(0.7)	(26.3)

Effective income tax rate	39.4%	22.8%	18.5%

      The effective income tax rate is estimated on the basis of the income or loss before tax, and is subject to change following the completion of our annual tax returns. This rate is also subject to considerable variation quarter by quarter during the year, depending on the latest estimates of operating performance by tax jurisdiction, assumptions regarding the treatment of foreign losses and the possible treatment of existing tax provisions and foreign tax credits. Adjustment to this rate during the year can result in cumulative adjustments for tax benefits or expenses already recorded during the year. See further discussion under “Critical Accounting Policies.”

Net Income or (Loss)

      In 2001, revenues of $130.6 million generated operating income of $4.0 million, which included tower gains of $3.0 million. Gains on the sale of investments plus interest income contributed $24.0 million, resulting in income before taxes of $28.0 million. Tax expense was $11.0 million, equivalent to an effective tax rate of 39%, resulting in a reported net income of $17.0 million.

      In 2002, revenues of $67.1 million generated an operating loss of $34.2 million, which included restructuring charges of $13.5 million offset by tower gains of $2.0 million. Impairment charges, gain on sale of an investment plus net interest income resulted in further losses of $2.9 million, resulting in a loss before taxes of $37.1 million. Tax benefit was $8.5 million, equivalent to an effective tax rate of 23%, resulting in a reported net loss of $28.7 million.

      In 2003, revenues of $108.4 million generated an operating loss of $9.5 million. Gain on sale of an investments plus net interest income contributed $1.5 million, resulting in a loss before taxes of $8.0 million. Tax benefit was $1.5 million, equivalent to an effective tax rate of 18%, resulting in a reported net loss of $6.5 million.

Liquidity and Capital Resources

      The following discussion relates to our sources and uses of cash and cash requirements during 2001, 2002, and 2003.

Sources and Uses of Cash

	Years Ended December 31,

	2001	2002	2003

	(in thousands)
Net cash used in operating activities	$(7,666)	$(2,830)	$(19,584)
Net cash provided by (used in) investing activities	37,101	(11,871)	(2,791)
Net cash provided by (used in) financing activities	952	(450)	13,811

Net increase (decrease) in cash and cash equivalents	$30,387	$(15,151)	$(8,564)

      In 2001, operations that generated revenues of $130.6 million and operating income of $4.0 million, used $7.7 million of cash, before investing and financing activities are considered. Net cash used in operations consisted of $3.3 million to fund operating losses and another $4.4 million was used to finance increases in operating assets and liabilities. The sale of short-term investments in 2001 generated another $19.6 million and the sale of our primary interests in NextWave generated another $21.7 million (net). After deducting the purchase of property and equipment of $3.3 million and the acquisition of Transmast operations in Italy for $0.8 million, total cash provided by financing activities amounted to $37.1 million. Overall, cash increased $30.4 million primarily due to non-operational reasons.

      In 2002, the level of operational activity declined and cash used in operations decreased to $2.8 million. Net cash used in operations consisted of $5.9 million to fund operating losses, offset by $3.1 million provided by operating assets and liabilities. We used about $9.0 million to acquire operations in the EMEA region and used another $2.8 million for the purchase of property and equipment. Overall, cash was reduced by about $15.2 million during 2002, primarily reflecting our strategic acquisitions in EMEA.

      In 2003, the level of operational activities increased significantly, with revenues increasing to $108.4 million and an operating loss decreasing to $9.5 million. Cash used in operations increased to $19.6 million which consisted of $5.0 million to fund operating losses and $23.2 million to finance growth in our operating assets and liabilities, offset by the receipt of $8.6 million of tax refunds. Cash used in investing activities was $2.8 million, of which $1.7 million was for property and equipment purchases and $1.0 million for business acquisitions (primarily the joint venture in China). Financing activities generated $13.8 million, of which $11.5 million was the net proceeds from the public offering of 3,050,000 shares of our class A common stock. Additionally, $1.8 million was provided by the drawdowns on the line of credit established for Detron in The Netherlands. Overall, cash decreased by $8.6 million in 2003.

Cash Requirements

	Years Ended
	December 31,

	2002	2003

	(in thousands)
Cash and cash equivalents	$37,507	$28,943
Restricted cash	1,308	1,568
Short-term investments	514	520

Total cash and short-term investments	$39,329	$31,031

Line of credit	$—	$1,840

Working capital	$49,959	$54,980

      During 2003, as described above, the principal requirements for cash were to fund operating losses and finance the increase in working capital, driven by the growth in receivables resulting from the increase in revenue. These requirements were partly satisfied by the sale of new shares in the public offering and the receipt of federal and state tax refunds. However, as stated above, cash and cash equivalents was reduced by $8.6 million during the year. Future requirements of cash are likely to be affected by the continued growth in working capital, which is anticipated as contract revenues currently in backlog are delivered over the next twelve to eighteen months. These increases are primarily caused by growth in unbilled receivables and work in progress as work is performed ahead of contractual billing milestones. Working capital then reduces as those milestones are achieved, billings are made and payments received from the customers. Over the next year, it is expected that working capital will grow during the first half of the year and then reduce during the second half as the implementation plans on the major network deployment contracts in the Americas region are performed. Consequently, we expect our total cash balances to further decline in the short term, primarily due to the implementation of these major network deployment contracts. Despite this expected decline, we believe that for at least the next twelve months we have adequate cash and short-term investments to fund our operations

      Existing contractual obligations are primarily limited to operating leases, mostly for office facilities. Those obligations are set out below. Fixed lease obligations are partly offset by income from sublease agreements. Our operating lease obligations at December 31, 2003 are as follows (in thousands):

	Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations	$21,396	$5,035	$9,484	$3,460	$3,417
Sublease income	$5,055	$263	$2,303	$963	$1,526

      Purchases of property and equipment are primarily related to project requirements, but are relatively insignificant compared to other requirements. From time to time, we have made acquisitions and investments in joint ventures, and it is possible that this may be a source of cash requirements at some time in the future. There are no immediate plans or commitments of this nature, which would result in significant cash requirements.

      Taxes are likely to be a cash requirement in the future, but no significant needs are projected in the immediate future. We do not expect to collect significant federal or state tax refunds in the immediate future similar to those received in 2003.

      In 2003, we have established a line of credit for our subsidiary in The Netherlands, collateralized by Detron’s outstanding accounts receivable. From time to time, we may establish other lines of credit to discount trade receivables. Cash or outstanding accounts receivable may collateralize such accounts.

      During 2003, we sold 3,050,000 shares of our class A common stock for net proceeds of approximately $11.5 million as part of a public offering. We may consider selling additional shares in the future, either to provide additional working capital or for specific purposes, such as acquisitions.

      In 2004, we negotiated the terms and conditions of a line of credit of $3 million for the issue of standby letters of credit, which, when executed, will be used to support the issue of bid and performance bonds and guarantees. Each standby letter of credit issued under such line of credit is required to be fully collateralized by cash. In the case of any standby letter of credit denominated in a foreign currency, the cash collateral requirement is 110% of the U.S. dollar equivalent of the foreign currency amount of the letter of credit. We expect to finalize this line of credit in the immediate future.

      We had no material cash commitments as of December 31, 2003 other than to fund the third and final installment of $0.4 million for our joint venture in China with BOCO, which was funded in January 2004. We have not engaged in any off-balance sheet financing as of December 31, 2003.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue Recognition

      Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 61.1% in 2002 and 79.1% in 2003. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2002 and 2003, respectively, we had $12.4 million and $35.0 million of unbilled receivables. The increase in unbilled receivables is attributable to an increase in fixed-price contracts and the overall growth in revenues.

Allowance for Doubtful Accounts

      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the years ended December 31, 2002 and 2003, we derived 60.3% and 72.9%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 66.4% and 81.2% of our net receivable balance as of December 31, 2002 and 2003, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which we operate. This process requires estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event the actual results differ from these estimates, we may need to increase or decrease the valuation allowance, which could materially have an impact on the financial position and results of operations.

      Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $6.2 million and $8.3 million as of December 31, 2002 and 2003, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to our initial public offering. The net deferred tax assets as of December 31, 2002 and 2003, were $4.4 million and $5.0 million, respectively.

Restructuring Charge

      We recorded a restructuring charge during the second quarter of 2002 and an additional charge during the fourth quarter of 2002. Included in this restructuring charge of $13.5 million was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. Anticipating such rental receipts requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of December 31, 2003 that we will receive $10.7 million in sublease income, of which $5.1 million is committed.

Related Party Transactions

      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $141,000 and $71,000 during the years ended December 31, 2002 and 2003, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $324,000 during 2002 (which included payments for prior periods) and $65,000 during 2003. At December 31, 2002 and 2003, outstanding amounts associated with payments made by us under this agreement were $9,000 and $6,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

      We also had an understanding with Telcom Ventures pursuant to which from July 1, 2000 to December 31, 2000 we retained five employees who had worked in the business development group of our tower subsidiary, Microcell Management, Inc., before the assets of that subsidiary were sold in March 2000.

During the six-month period, these employees pursued international telecommunications tower business opportunities on Telcom Ventures’ behalf. In return, we would be Telcom Ventures’ exclusive provider of project management, radio frequency engineering and deployment services for any tower-related projects secured by these employees during this six-month period. In addition, Telcom Ventures reimbursed us for all costs incurred in employing these persons (including payroll and benefit costs). This arrangement has been terminated. We received reimbursements from Telcom Ventures of $140,000 during 2002 for outstanding amounts associated with this arrangement. At December 31, 2002, outstanding amounts associated with payments made by us under this arrangement were $100,000 in expense reimbursements and other payments for 2001 that were disputed by Telcom Ventures. This matter was fully resolved in April 2003 with Telcom Ventures payment of the full $100,000 in dispute. At December 31, 2003, no amounts were outstanding under this arrangement. The amounts outstanding as of December 31, 2002, less reserves, are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements

      In July 2002, we acquired 51% of the outstanding shares of Detron, a newly formed corporation in The Netherlands. We acquired the shares from Westminster B.V. (“Westminster”), which transferred the shares to Detron Corporation B.V. in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $27,000 of rent expense from the date of acquisition to December 31, 2002 and $0.1 million for the year ended December 31, 2003. During the second half 2002 and all of 2003, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.2 million and $0.3 million for the years ended December 31, 2002 and 2003, respectively.

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with both liability and equity characteristics. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of these freestanding financial instruments were previously classified as equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. We have evaluated the impact of SFAS No. 150 on our consolidated financial statements with respect to our right to buy out the minority interests in several of our subsidiaries. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, The Netherlands, Italy and Brazil. For our foreign subsidiaries, exchange rates can have an impact on the United States dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Customers outside of the United States accounted for 57.0% and 51.0% of our revenues for the years ended December 31, 2002 and 2003, respectively, the majority of which were in Europe. In connection with our recent acquisitions and the increased availability of 3G equipment in Europe, we anticipate continued growth of its international operations, particularly in Europe, the Middle East and Africa, in 2004 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period.

The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The Euro was stronger relative to many of the foreign currencies at December 31, 2003, compared to December 31, 2002. Consequently, the accumulated other comprehensive loss component of shareholders’ equity decreased $2.9 million during the year ended December 31, 2003. As of December 31, 2003, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $11.7 million.

      We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and the consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2003 (denominated in Euros) include Italy in the amount of $1.1 million and The Netherlands in the amount of $0.2 million. These balances generated a foreign exchange gain of $0.1 million included in our consolidated results at December 31, 2003. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.1 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

      Although currency fluctuations can have an impact on our reported results and shareholders’ equity, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses. We currently do not hedge any of these risks in its foreign subsidiaries because: (i) our subsidiaries generally earn revenues and incur expenses within a single country and, consequently, do not incur currency risks in connection with the conduct of their normal operations; (ii) other foreign operations are minimal; and (iii) we do not believe that hedging transactions are justified by the current exposure and cost at this time.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

LCC International, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and its subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

McLean, Virginia

March 19, 2004

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2002 and 2003
(In thousands, except per share data)

	2001	2002	2003

Revenues	$130,609	$67,069	$108,439
Cost of revenues	103,535	58,429	88,998

Gross profit	27,074	8,640	19,441

Operating expenses:
Sales and marketing	7,068	8,095	6,624
General and administrative	15,978	20,311	18,508
Restructuring charge (note 7)	—	13,522	(2)
Gain on sale of tower portfolio and administration, net (note 3)	(2,998)	(2,000)	—
Depreciation and amortization	3,012	2,884	3,860

Total operating expenses	23,060	42,812	28,990

Operating income (loss)	4,014	(34,172)	(9,549)

Other income (expense):
Interest income	1,899	840	447
Interest expense	(13)	(22)	(122)
Other	22,113	(3,767)	1,218

Total other income (expense)	23,999	(2,949)	1,543

Income (loss) from operations before income taxes	28,013	(37,121)	(8,006)
Provision (benefit) for income taxes (note 13)	11,041	(8,451)	(1,483)

Net income (loss)	$16,972	$(28,670)	$(6,523)

Net income (loss) per share:
Basic	$0.83	$(1.37)	$(0.31)

Diluted	$0.81	$(1.37)	$(0.31)

Weighted average shares used in calculation of net income (loss) per share:
Basic	20,571	20,902	21,292

Diluted	20,916	20,902	21,292

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,

	2002	2003

ASSETS:
Current assets:
Cash and cash equivalents (note 4)	$37,507	$28,943
Restricted cash	1,308	1,568
Short-term investments	514	520
Receivables, net of allowance for doubtful accounts of $3,122 and $466 at December 31, 2002 and 2003, respectively
Trade accounts receivable	13,165	27,456
Unbilled receivables	12,369	35,007
Due from related parties and affiliates (note 5)	61	180
Deferred income taxes, net (note 13)	3,932	3,547
Prepaid expenses and other current assets	1,835	1,726
Prepaid tax receivable and prepaid taxes	8,285	662

Total current assets	78,976	99,609
Property and equipment, net (note 6)	5,010	3,818
Investments in affiliates (note 11)	—	764
Deferred income taxes, net (note 13)	504	1,407
Goodwill (note 11)	9,340	11,115
Other intangibles (note 11)	1,933	843
Other assets	960	1,035

	$96,723	$118,591

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$1,840
Accounts payable	7,316	11,485
Accrued expenses	10,543	21,152
Accrued employee compensation and benefits	6,272	5,525
Deferred revenue	41	471
Income taxes payable (note 13)	882	967
Accrued restructuring current	3,937	2,903
Other current liabilities	26	286

Total current liabilities	29,017	44,629
Accrued restructuring noncurrent	5,786	3,432
Other liabilities	832	762

Total liabilities	35,635	48,823

Commitments and contingencies (notes 1, 12, 16, and 17)
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 14,632 shares and 19,549 shares issued and outstanding at December 31, 2002 and 2003, respectively	146	195
Class B common stock; $.01 par value:
20,000 shares authorized; 6,319 shares and 4,638 shares issued and outstanding at December 31, 2002 and 2003, respectively	63	46
Paid-in capital	94,132	106,262
Accumulated deficit	(30,079)	(36,602)
Note receivable from shareholder (note 5)	(1,625)	(1,557)

Subtotal	62,637	68,344
Accumulated other comprehensive income (loss) — foreign currency translation adjustments	(1,549)	1,424

Total shareholders’ equity	61,088	69,768

	$96,723	$118,591

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2001, 2002 and 2003
(In thousands)

							Notes	Accumulated
							Receivable	Other
		Common Stock			Comprehensive		from	Comprehensive
	Preferred			Paid-in	Income	Accumulated	Shareholders	Income
	Stock	Class A	Class B	Capital	(Loss)	Deficit	(note 5)	(Loss)	Total

Balances at December 31, 2000	—	$120	$85	$91,407		$(18,381)	$(2,325)	$(2,490)	$68,416
Exercise/issuance of stock options	—	2	(1)	536		—	—	—	537
Issuance of common stock	—	1	—	485		—	—	—	486
Net income	—	—	—	—	$16,972	16,972	—	—	16,972
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(607)	—	—	(607)	(607)

Comprehensive income	—	—	—	—	$16,365	—	—	—	—

Balances at December 31, 2001	—	123	84	92,428		(1,409)	(2,325)	(3,097)	85,804
Exercise/issuance of stock options	—	—	—	183		—	—	—	183
Issuance of common stock	—	23	(21)	1,521		—	—	—	1,523
Payment from shareholder	—	—	—	—		—	700	—	700
Net loss	—	—	—	—	$(28,670)	(28,670)	—	—	(28,670)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	1,548	—	—	1,548	1,548

Comprehensive loss	—	—	—	—	$(27,122)	—	—	—	—

Balances at December 31, 2002	—	146	63	94,132		(30,079)	(1,625)	(1,549)	61,088
Exercise/issuance of stock options	—	2	—	588		—	—	—	590
Issuance of common stock	—	47	(17)	11,542		—	—	—	11,572
Payment from shareholder	—	—	—	—		—	68	—	68
Net loss	—	—	—	—	(6,523)	(6,523)	—	—	(6,523)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,973	—	—	2,973	2,973

Comprehensive loss	—	—	—	—	$(3,550)	—	—	—	—

Balances at December 31, 2003		$195	$46	$106,262		$(36,602)	$(1,557)	$1,424	$69,768

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2002, and 2003
(In thousands)

	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$16,972	$(28,670)	$(6,523)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,012	2,884	3,860
Provision (recovery) for doubtful accounts	2,123	4,317	(2,419)
Realized gain on sale of investments and assets	(22,395)	—	—
Loss from investments in joint ventures, net	—	—	126
Impairment of assets	—	5,140	—
Restructuring charge	—	13,522	(2)
Gain on sale of tower portfolio	(2,998)	(2,000)	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	9,358	10,963	(34,732)
Accounts payable and accrued expenses	(8,835)	902	13,666
Other current assets and liabilities	(5,227)	(8,560)	7,129
Other noncurrent assets and liabilities	324	(1,328)	(689)

Net cash used in operating activities	(7,666)	(2,830)	(19,584)

Cash flows from investing activities:
Proceeds from sales of short-term investments	42,069	—	—
Purchases of short-term investments	(22,489)	(30)	(20)
Purchases of property and equipment	(3,377)	(2,854)	(1,812)
Proceeds from sale of property and equipment	29	34	69
Investments in affiliates	(1,755)	—	—
Proceeds from sale of investments and assets	22,624	—	—
Business acquisitions and investments	—	(9,021)	(1,027)

Net cash provided by (used in) investing activities	37,101	(11,871)	(2,790)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	518	49	11,572
Proceeds from exercise of options	434	109	590
Increase in restricted cash	—	(1,308)	(260)
Proceeds from line of credit	—	—	10,831
Payments on line of credit	—	—	(8,991)
Repayment of loan to shareholder	—	700	68

Net cash provided by (used in) financing activities	952	(450)	13,810

Net increase (decrease) in cash and cash equivalents	30,387	(15,151)	(8,564)
Cash and cash equivalents at beginning of period	22,271	52,658	37,507

Cash and cash equivalents at end of period	$52,658	$37,507	$28,943

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13	$22	$47
Income taxes	14,103	1,545	288

Supplemental disclosures of non-cash investing and financing activities:

In January 2002, we purchased all of the assets of Smith Woolley Telecom for a purchase price of approximately $8.6 million. The purchase price consisted of $7.1 million in cash included above as part of business acquisitions and the issuance of 215,000 shares of our class A common stock, par value $0.01 per share. The value of the class A common stock was approximately $1.5 million. As a result, common stock and additional paid in capital increased, offset by an increase to goodwill and other intangibles.

In May 2003, in satisfaction of the purchase agreement between Westminster Capital, B.V. (“Westminster”) and our company, we paid Westminster approximately $0.3 million in cash and assigned an intercompany note receivable due from Detron to Westminster in the amount of approximately $0.2 million. As a result of the note assignment, goodwill and other intangible assets increased, offset by an increase in due to related parties, which is included in accounts payable on the consolidated balance sheet.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001, 2002 and 2003

(1)     Description of Operations

      LCC International Inc. a Delaware Corporation (“LCCI”), was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCCI.

      We provide integrated end-to-end solutions for wireless voice and data communication networks with service offerings ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. We operate in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in our wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; (4) the increasing complexity of wireless systems in operation and (5) changes in wireless infrastructure spending and deployment. Although we believe that our services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on us.

      In November 2003, we completed an underwritten public offering of 8,050,000 shares of class A common stock, of which 5,000,000 shares were sold by certain of our stockholders. We received net proceeds for $11.5 million from the offering.

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

     Short-Term Investments

      During 2002, short-term investments consisted primarily of federally sponsored short-term notes with maturity dates of more than three months from the date of acquisition. During 2003, short-term investments consist of a certificate of deposit with a maturity of six months from the date of acquisition. The portfolio held by us has been classified based on management’s intentions as to future investment activity. We carry these investments at cost plus accrued interest receivable, which approximates their market value. All short-term investments have maturity dates of one year or less.

     Concentration of Credit Risk

      Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. We sell our services globally. Generally, we do not require collateral or other security to support customer receivables. We perform ongoing credit evaluations of our customers’ financial condition and maintain a provision for doubtful accounts related to potential credit losses. We had the following significant

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concentrations of trade receivables from customers located outside the United States at December 31, 2002 and 2003:

	2002	2003

	(In thousands)
Europe	9,724	10,922
Middle East/ Africa	1,308	8,186
Asia-Pacific	1,175	—

      Our existing and potential customer base is diverse and includes start-up companies and foreign enterprises. We derived approximately 82.9%, 60.3% and 72.9% of our revenues from our ten largest customers for the years ended December 31, 2001, 2002 and 2003, respectively. These ten largest customers constituted 66.4% and 81.2% of our net receivable balance as of December 31, 2002 and 2003, respectively. Although we believe that the diversity of our customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, we may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

      In 2003, revenues from one customer were approximately $16.5 million or 15.2% of total revenues, revenues from another customer were approximately $13.0 million or 12.0% of total revenues and revenues from a third customer were approximately $11.5 million or 10.6% of total revenues. In 2002, revenues from one customer were approximately $7.8 million or 11.7% of total revenues and revenues from another customer were $7.0 million or 10.5% of total revenues. In 2001, revenues from one customer were approximately $57.3 million or 43.9% of total revenues.

     Fair Value of Financial Instruments

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated fair value as of December 31, 2002 and 2003 because of the relatively short duration of these instruments. The carrying value of the note receivable from shareholder and the line of credit approximated the fair value as the instrument included a market rate of interest.

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

     Impairment of Long-Lived Assets

      Our policy is to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We recognize an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     Investments in Affiliates

      We use the equity method to account for those investments in which we have an ownership interest equal to or greater than 20% or exercise significant influence. For equity method investments, we record our proportionate share of the investee’s net income or loss. Generally, we use the cost method of accounting for our investments in which we have an ownership interest of less than 20% or do not exercise significant influence. Investments carried at cost are written down if circumstances indicate that the carrying amount of the investment may not be recoverable.

     Revenue Recognition

      Our principal sources of revenues are design services and system deployment services. We recognize revenues from long-term fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, we recognize revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. Anticipated contract losses are recognized as soon as they become known and estimable. We also recognize revenues on time and materials contracts as the services are performed. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. We expect substantially all unbilled and billed receivables to be collected within one year.

     Income Taxes

      Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this statement, temporary differences arise as a result of the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Certain of our international operations are subject to local income taxation. Currently, we are subject to taxation on income from certain operations in Europe, Latin America, the Far East, the Middle East and the non-U.S. portions of North America where we have subsidiaries, have established branch offices or have performed significant services that constitute a “permanent establishment” for tax reporting purposes. The foreign taxes paid or accrued by us may represent a potential credit for us against our U.S. federal income taxes.

     Foreign Currency Translation

      Gains and losses on translation of the accounts of our foreign operations where the local currency is the functional currency are accumulated and included in other comprehensive loss within the accompanying consolidated statement of shareholders’ equity. Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges. Actual results could differ from those estimates.

     Stock-Based Compensation

      We account for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

      Had compensation cost for our stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	2001	2002	2003

	(In thousands, except per share data)
Net income (loss) as reported	$16,972	$(28,670)	$(6,523)
Deduct total stock-based employee compensation expense determined under fair value based method	(2,656)	(2,562)	(2,399)

Pro forma net income (loss)	$14,316	$(31,232)	$(8,922)

Net income (loss) share
As reported:
Basic	$0.83	$(1.37)	$(0.31)
Diluted	$0.81	$(1.37)	$(0.31)
Pro forma:
Basic	$0.70	$(1.49)	$(0.42)
Diluted	$0.68	$(1.49)	$(0.42)

     Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) consists solely of foreign currency translation adjustments in 2001, 2002 and 2003. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands):

	2001			2002			2003

		Tax			Tax			Tax
	Pretax	Expense	Net	Pretax	Expense	Net	Pretax	Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation Adjustments	$(1,002)	$(395)	$(607)	$2,003	$455	$1,548	$3,649	$676	$2,973

     Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“ SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with both liability and equity characteristics. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of these freestanding financial instruments were previously classified as equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. We have evaluated the impact of SFAS No. 150 on our consolidated financial statements with respect to our right to buy out the minority interests in several of our subsidiaries. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

(3)     Tower Portfolio Sale and Administration

      During 2000, Microcell Management, Inc. (“Microcell”), our subsidiary, completed the closing of the sale of its telecommunication tower portfolio to Pinnacle Towers Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement between Pinnacle and Microcell. During 2000, Microcell conveyed 177 tower sites to Pinnacle for net cash proceeds of $72.2 million. On February 15, 2000, Microcell and the Company entered into a Settlement and Release Agreement with the minority shareholders of Microcell. Pursuant to the Settlement and Release Agreement, concurrent with the Pinnacle tower sale, the aggregate 16.25% minority shareholder interests were redeemed and other costs paid and/or reimbursed for $7.2 million. The payment was capitalized as part of the cost of acquiring the Microcell assets and was expensed as sites were conveyed to Pinnacle. As part of the agreement, all pending claims of the minority shareholders were settled and dismissed with prejudice.

      As part of the tower sale transaction, Microcell and Pinnacle entered into a Master Antenna Site Lease pursuant to which Microcell agreed to lease, until December 31, 2002, the unoccupied space on each telecommunication tower sold to Pinnacle. As of December 31, 2000, we had recognized a gain of $26.4 million on the sale of the tower portfolio and deferred $5.2 million of the gain. During 2001, we recognized $3.2 million of the deferred gain, which was offset by $0.2 million in related operating expenses. Microcell and Pinnacle also entered into a Tower Services Agreement to provide Pinnacle with audit, maintenance, and program management services. The Tower Services Agreement, which expired in August 2001, provided for minimum annual payments to Microcell of $10 million for the contemplated services.

      On January 25, 2002, we entered into a settlement agreement with Pinnacle. Pursuant to the agreement, we received $2.0 million in cash to satisfy Pinnacle’s obligations under the Tower Services Agreement. This gain was recognized in the second quarter of 2002, when all uncertainties related to any potential claims against the payment received were resolved. In addition, we paid Pinnacle $2.0 million to satisfy all remaining obligations under the Master Antenna Site Lease.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)     Cash and Cash Equivalents

      At December 31, 2002 and 2003, cash and cash equivalents consisted of the following (in thousands):

	2002	2003

Cash in banks	$10,023	$25,443
Treasury bills	27,484	3,500

	$37,507	$28,943

(5)     Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 70% voting control.

      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $141,000 and $71,000 during 2002 and 2003, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $324,000 during 2002 (which included payments for prior periods) and $65,000 during 2003. At December 31, 2002 and 2003, outstanding amounts associated with payments made by us under this agreement were $9,000 and $6,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

      We also had an understanding with Telcom Ventures pursuant to which from July 1, 2000 to December 31, 2000 we retained five employees who had worked in the business development group of our tower subsidiary, Microcell, before the assets of that subsidiary were sold in March 2000. During the six-month period, these employees pursued international telecommunications tower business opportunities on Telcom Ventures’ behalf. In return, we would be Telcom Ventures’ exclusive provider of project management, radio frequency engineering and deployment services for any tower-related projects secured by these employees during this six-month period. In addition, Telcom Ventures is required to reimburse us for all costs incurred in employing these persons (including payroll and benefit costs). This arrangement has been terminated. We received reimbursements from Telcom Ventures of $140,000 during 2002 for outstanding amounts associated with this arrangement. At December 31, 2002, outstanding amounts associated with payments made by us under this arrangement were $100,000 in expense reimbursements and other payments for 2001 that were initially disputed by Telcom Ventures. This matter was fully resolved in April 2003 with Telcom Ventures payment of the full $100,000 in dispute. At December 31, 2003, no amounts were outstanding under this arrangement. The amounts outstanding as of December 31, 2002, less reserves, are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements

      In September 1996, we lent $3.5 million to Telcom Ventures to assist in the payment of taxes due in connection with the assumption by us of $30.0 million of convertible subordinated debt from Telcom Ventures. The original note was payable over five years with equal annual principal payments over the term. Interest accrued at the rate of LIBOR, plus 1.75%. We received the final payment of principal and accrued interest of approximately $700,000 during 2002 in satisfaction of the note.

      During 2001 and 2002, we provided services to XM Satellite Radio. Telcom Ventures has a minority investment in XM Satellite Radio, and Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our board of directors. Dr. Singh is also a former member of XM Satellite Radio’s board of directors. Revenues

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned during 2001 and 2002 for services provided to XM Satellite Radio were $57.3 million, and $3.4 million, respectively.

      In December 1999, we issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from our President and Chief Executive Officer. The note is payable on the earlier of December 2004 or the date he is no longer our President and Chief Executive Officer. Upon the event of a change in control of ownership of the Company, the note will be forgiven. Interest accrues at the federal mid-term rate on the date of the note and is payable quarterly. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

      In November 2001, we entered into a $0.6 million promissory note with Plan + Design Netcare AG. Under the terms of the note, the entire principal amount, plus accrued interest was due to us on January 31, 2002. The interest rate was 5.0% calculated on a basis of a 365-day year. In the event of default, interest would accrue on the unpaid balance of the note at the interest rate, plus 5.0%. The note was paid in full in February 2002.

      In July 2002, we acquired 51% of the outstanding shares of Detron, a newly formed corporation in The Netherlands. We acquired the shares from Westminster, which transferred the shares to Detron Corporation B.V. in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $27,000 of rent expense from the date of acquisition to December 31, 2002 and $0.1 million for the year ended December 31, 2003. During 2002 and 2003, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.2 million for 2002 and $0.3 million for 2003.

(6)     Property and Equipment

      At December 31, 2002 and 2003, property and equipment consisted of the following:

	2002	2003

	(In thousands)
Computer equipment	$14,221	$15,195
Software	2,920	3,075
Furniture and office equipment	9,416	10,075
Leasehold improvements	1,547	1,632
Vehicles	216	198

	28,320	30,175
Less accumulated depreciation and amortization	(23,310)	(26,357)

	$5,010	$3,818

(7)     Restructuring Charge

      During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $12.5 million, which included

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of December 31, 2003, the restructuring charge calculation assumes we will receive $10.7 million in sublease income, of which $5.1 million is committed.

      During the first quarter of 2003, we reversed excess severance payable of approximately $0.2 million. During the third quarter of 2003, we reoccupied a portion of our office space in McLean, Virginia and reversed $0.4 million of the payable and recorded an increase in the restructuring payable of $0.5 million related to an estimated increase in the time period expected to sublease space in our London office.

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002.	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

      At December 31, 2002 and 2003, the restructuring payable was classified as follows:

	December 31	December 31
	2002	2003

Accrued restructuring current	$3,937	$2,903
Accrued restructuring noncurrent	5,786	3,432

Accrued restructuring total	$9,723	$6,335

(8)     Recovery of Receivables

      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provided that our claim against DCR would be allowed in the amount of $5.0 million. We received payment of $5.0 million on

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 11, 2001 which has been recognized as a recovery of a bad debt during 2001 and was recorded as a reduction in general and administrative expense. The Plan also provided that our general unsecured claim against Pocket would be allowed. We received $1.6 million on May 23, 2002 as final settlement for the Pocket claim and was recognized as a recovery of bad debt and as a reduction in general and administrative expense during 2002. Both receivables had been written off in prior years.

      During 1997, we recorded a charge for receivables due from a Malaysian corporation. On March 15, 2001, we received payment of $2.1 million, net of taxes withheld at the source of $0.4 million, as complete settlement on these balances after the Malaysian Corporation successfully emerged from bankruptcy. This amount has been recognized as a recovery of bad debt during 2001 and was recorded as a reduction in general and administrative expense.

      During 2003, we received $2.1 million from a customer in Algeria that had been previously reserved during 2002. The amount was recorded as a recovery of bad debt and as a reduction in general and administrative expense.

(9)     Impairment of Investments and Business Disposals

      In June 2000, we acquired 18.2% of Mobilocity, Inc. (“Mobilocity”), which was subsequently diluted to less than 3% as Mobilocity continued to raise additional capital. During 2002, we evaluated our investment in Mobilocity to determine if an impairment loss had occurred. Mobilocity had implemented a voluntary liquidation plan, leading us to determine the investment was likely not recoverable and recorded a $0.5 million impairment charge in other income and expense.

      We invested a total of $4.6 million ($2.9 million in August 2000 and $1.7 million in February 2001) in Plan + Design Netcare AG (“PDN”) for a 15.0% interest. PDN, and its operating subsidiary, filed for insolvency protection in 2002. During 2002, we evaluated this investment and determined that the investment was likely not recoverable and recorded a $4.6 million impairment charge in other income and expense.

      On October 23, 2002 we entered into a sale agreement to convey 82.0% of our ownership interest in our Egyptian subsidiary, LCC Egypt Ltd., with put options to convey the remaining 18.0% ownership interest upon the resolution of certain items. This subsidiary was established to execute a contract for a customer, which is substantially complete. The sale agreement anticipated that the new owner would collect receivable balances and resolve vendor, tax, and other obligations of the subsidiary, during the four-week period from the agreement date. As part of the agreement we assumed specific payroll and other obligations and agreed to make contributions to the subsidiary requiring payments of approximately $0.3 million during the fourth quarter of 2002, and an additional $0.2 million in February 2003. In December 2002, we recorded a recovery for provisions that were no longer needed for operations in Egypt of $1.1 million. This recovery was recorded in other income and expense in the accompanying 2002 consolidated statement of operations.

(10)     Investments

      In September 1999, we acquired 19.9% of Tecnosistemi S.p.A. (formerly, Italtel Sistemi, S.p.A.) for $1.1 million. Tecnosistemi is an Italian telecommunications services company. We applied the equity method to account for our investment in Tecnosistemi until September 2000, when our ownership interest was diluted to 9.4% as a result of a merger. From the date of acquisition until September 30, 2000, Tecnosistemi incurred cumulative losses of $3.4 million. We recorded our $0.8 million pro-rata share of these losses in other income (expense). Subsequent to September 2000, when our ownership interest was diluted, the investment was accounted for using the cost method. In July 2001, we sold all of our shares in Tecnosistemi for $1.4 million, resulting in a gain of approximately $1.0 million, which is recorded in other income in the accompanying 2001 consolidated statement of operations.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”) which is the parent corporation of NextWave Personal Communications Inc. . We acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between NextWave Telecom and us under an agreement dated March 12, 1996 (the “March Agreement”). We also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to use us to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of 20% each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement has not been assumed or rejected by NextWave Telecom in the bankruptcy proceeding. We did not carry any assets or liabilities on our books relating to our equity investment in NextWave, any pre-petition debts due us, or the March Agreement; these balances were written off in previous years.

      The total amount of pre-petition debt owed to us by NextWave Telecom and certain of its subsidiaries (collectively, “NextWave”) was approximately $14.3 million, plus post-petition interest thereon. This amount included our interest, amounting to approximately $0.7 million plus post-petition interest thereon, in a general unsecured claim against NextWave that was acquired by us in connection with our acquisition of Koll Telecommunications LLC in 1997 (the “Koll Claim”).

      In September 2001, we sold all of our 1,666,666 shares of Class B common stock and our pre-petition debt claims (excluding a 92.5% interest in pre-petition interest that may be payable with respect to the claims, the “Pre-Petition Interest Amount”) against NextWave Telecom resulting in a gain of $21.4 million, which equaled the proceeds from the sale. The gain was recorded in other income in the accompanying consolidated statement of operations. The September 2001 sale of current pre-petition debt excluded (a) the Koll Claim, (b) any claims resulting from the assumption or rejection of the March Agreement, and (c) the Pre-Petition Interest Amount. In February 2003, we sold our interest in the Pre-Petition Interest Amount for $1.0 million in cash, which was paid in March 2003.

(11)     Business Combinations

      On December 5, 2001, we acquired Transmast Italia S.R.L. (which we renamed LCC Italia S.R.L. (“LCC Italia”)) for approximately $0.8 million in cash. LCC Italia is a wireless infrastructure, deployment, civil engineering and project management firm located in Milan, Italy. The acquisition is accounted for under the purchase method of accounting. The acquisition cost was allocated to net tangible assets and goodwill. The net tangible assets acquired consisted primarily of fixed assets and current assets net of assumed liabilities.

      On January 31, 2002, we acquired all of the assets of Smith Woolley Telecom (which we renamed LCC Deployment Services UK, Limited (“LCC Deployment Services”)). LCC Deployment Services is a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build, management and maintenance services to the wireless industry in the United Kingdom. LCC Deployment Services is based in Cambridge, England, with several regional offices. The purchase price of the acquisition was approximately $8.6 million consisting of $7.1 million in cash and approximately 215,000 shares of LCC Class A common stock, par value $0.01 per share. The value of the LCC Class A common stock was approximately $1.5 million and was based on the closing price on January 31, 2002 of $7.08 per share. The acquisition was accounted for using the purchase method of accounting and, therefore, LCC Deployment Services’ results have been included in the consolidated financial statements since the date of acquisition.

      We finalized the allocation of the purchase price to the assets acquired and liabilities assumed for this acquisition with the assistance of an outside valuation firm. The net assets acquired and liabilities assumed amounted to $0.7 million. Goodwill recognized in the acquisition amounted to $5.9 million. Other intangible assets acquired amounted to $2.0 million. Other intangible assets, including contract backlog, customer

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationships, and the Smith Woolley trade name, are amortized over two to five years depending on the estimated remaining useful lives. In 2003, we wrote off the $0.5 million unamortized balance of intangible cost for the Smith Woolley trade name acquired in the acquisition because we ceased to use the name.

      On July 9, 2002, we acquired 51% of the outstanding shares of Detron, a newly formed corporation organized under the laws of The Netherlands. Detron specializes in the provision of deployment, management and maintenance services to the wireless industry in The Netherlands. We acquired the shares from Westminster for an initial purchase price of $1.9 million. Also included in the acquisition cost were legal and transaction costs of $0.4 million. The purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted annual accounts. Having determined that these objectives were achieved, we agreed upon the payment of the second purchase price by way of (a) assignment of an intercompany note receivable from Detron to the sellers in the amount of approximately $0.2 million and (b) the payment in cash of approximately $0.3 million. The payment in cash to Westminster was made in May 2003 in accordance with the deed of the assignment agreement.

      The acquisition has been recorded under the purchase method of accounting, and therefore Detron’s results have been included in the consolidated financial statements since the date of acquisition. Goodwill recognized in the acquisition amounted to $2.5 million. Other intangible assets acquired amounted to $0.5 million. Other intangible assets, including backlog, customer relationships, and the Detron trade name, are amortized over two to five years depending on the estimated remaining useful lives.

      Goodwill and other intangibles with indefinite useful lives were evaluated at December 31, 2002 and 2003 for possible impairment under the provisions of SFAS No. 142. We concluded that no adjustment was necessary at year-end and will continue to evaluate for possible impairment annually.

      We recognized $0.6 million and $1.2 million, respectively, in amortization expense for the intangible assets with definite useful lives from the date of acquisition through 2002 and for the year ended December 31, 2003. We expect amortization expense on the acquired intangible assets to be as follows (in thousands):

Amortization Expense

2004	$320
2005	240
2006	240
2007	43

$843

      At December 31, 2002 and 2003, goodwill and other intangibles consisted of the following:

	2002	2003

Goodwill	$9,340	$11,115

Other intangibles:
Backlog	$837	$940
Customer relationships	889	998
Trade names	850	190
Accumulated amortization	(643)	(1,285)

Other intangibles	$1,933	$843

      The following unaudited pro forma financial information for the year ended December 31, 2002 assumes the business combination of LCC Deployment Services was effected on January 1, 2002 (in thousands, except

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share data). Detron operations were not material to our consolidated operating results for the period prior to acquisition.

2002

Revenues	$68,146
Loss from operations before income taxes	(36,845)
Net loss	(28,393)
Net loss per share:
Basic	$(1.36)
Diluted	$(1.36)

      On August 4, 2003, through our wholly owned subsidiary LCC China Services, L.L.C., we closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/ BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/ BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/ BOCO’s registered capital. Our capital contribution was to be paid in three equal installments of approximately $357,000 each and the first installment was made on the date of closing. The second installment was made in October 2003. The third installment was made in January 2004. LCC/ BOCO offers design, deployment and maintenance services to wireless carriers in China. We account for our investment in LCC/ BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect its proportionate share of LCC/ BOCO’s losses through December 31, 2003.

(12)     Line of Credit

      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of December 31, 2003 Detron had $1.8 million at an interest rate of 5.75% outstanding under the credit facility.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)     Income Taxes

      The provision (benefit) for income taxes consists of the following:

	2001	2002	2003

	(In thousands)
Current:
Federal	$10,647	$(8,885)	$633
State and local	1,241	(560)	—
Foreign	(3,002)	590	(499)

	8,886	(8,855)	134

Deferred:
Federal	1,900	433	(1,441)
State and local	255	(29)	(176)
Foreign	—	—	—

	2,155	404	(1,617)

Total	$11,041	$(8,451)	$(1,483)

      The 2001, 2002, and 2003 income tax provision (benefit) related to operations do not include tax benefits of $0.1 million, $25,000, and $0.1 million, respectively, related to exercising stock options which was recorded directly to paid-in capital.

      Income (loss) before income taxes includes the following components:

	2001	2002	2003

	(In thousands)
Domestic	$33,550	$(30,613)	$(5,509)
Foreign	(5,537)	(6,508)	(2,497)

Total	$28,013	$(37,121)	$(8,006)

      A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2001, 2002 and 2003 follows:

	2001	2002	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.5	1.3	1.4
Foreign and tax credits	(6.3)	(11.8)	9.4
Non deductible expenses and permanent items	0.5	(1.0)	(2.2)
Other	3.2	—	1.2
Valuation allowance of deferred tax assets	3.5	(0.7)	(26.3)

Effective income tax rate	39.4%	22.8%	18.5%

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2002 and 2003 are presented below:

	2002	2003

	(In thousands)
Deferred tax assets:
Non-cash compensation	$1,340	$1,340
Accrued expenses	4,229	3,936
Foreign tax credit carry-forward	3,049	3,049
Foreign net operating loss carry-forwards	2,305	3,932
Research tax credit carryover	340	340
Alternative minimum tax credit	—	519
Net operating loss carry forward	—	1,459
Other	379	176

Total gross deferred tax assets	11,642	14,751
Less valuation allowance	(6,213)	(8,321)

Deferred tax assets net of valuation allowance	5,429	6,430

Deferred tax liabilities:
Property and equipment	(281)	(585)
Deferred revenue	(140)	(147)
Other	(572)	(744)

Total gross deferred liabilities	(993)	(1,476)

Net deferred tax assets	$4,436	$4,954

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2002 and 2003 as follows (in thousands):

	2002	2003

Current asset	$3,932	$3,547
Noncurrent asset	504	1,407

	$4,436	$4,954

      At December 31, 2003, we had foreign tax credits for U.S. tax purposes of $3.0 million, which expire between 2003 and 2005, a research and development credit of $0.3 million and an alternative minimum tax credit of $0.5 million. We had U.S. operating loss carry-forwards of $3.9 million, which expire in 2024. We also had $13.1 million of foreign operating loss carry-forwards from operations, which expire between 2006 and 2009.

      Foreign income tax expense is generated from business conducted in countries where we have subsidiaries or have established branch offices or have performed significant services that constitute a “permanent establishment” for tax reporting purposes.

      In determining the tax valuation allowance, management considers if it is likely that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for deferred tax assets which management does not believe are more likely than not to be realized, primarily consisting of foreign net operating losses carried forward, foreign tax credits (before they expire) and non-cash compensation expense that may not become deductible for tax purposes.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)     Health and Retirement Plans

      We have a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1.0% to 60.0% of compensation for substantially all employees. We make a matching contribution of 50.0% of an employee’s contribution up to 6.0% of each employee’s compensation. Company contributions and other expenses associated with the plan were approximately $0.7 million, $0.5 million, and $0.4 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      Our subsidiary, LCC UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0% to 5.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. We contribute 5.0% of an employee’s base salary and match the employee’s contribution up to 5.0%. LCC UK Ltd., contributions and other expenses related to the plan were approximately $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      LCC Italia has two statutory defined contribution pension plans and one voluntary plan for directors of LCC Italia. The contributions are in accordance with the National Contract Agreement. LCC Italia contributions and related expenses to the plans were approximately $0.4 million and $0.9 million for the years ended December 31, 2002 and 2003.

      We are self-insured for group health benefits and claims up to $0.1 million in stop loss coverage.

(15)     Incentive Plans

      At December 31, 2001, 2002, and 2003, we had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. No compensation cost has been recognized for our fixed stock option plans and employee stock purchase plan.

      Pro forma information regarding net income (loss) and net income (loss) per share for stock options under the fair value method of SFAS 123 is described in Note 2. The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $7.93, $1.91, and $1.53 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.0%	4.0%	3.25–4.05%
Expected life	3–8 years	2–7 years	3–7 years
Volatility	75–125%	55–115%	40–85%

      We established our Employee Stock Purchase Plan in 1997, which authorizes the issuance of up to 860,000 shares of class A common stock pursuant to the plan. The Employee Stock Purchase Plan permits eligible employees to elect to have a portion of their pay deducted by our company in order to purchase shares of class A common stock. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of our board of directors. The purchase price for each share is not less than 85% of the fair market value of the share of class A common stock on the first or last trading day of such period, whichever is lower. Under the Employee Stock Purchase Plan, we issued 102,530 shares in 2001, 34,565 shares in 2002, and 31,779 shares in 2003 to employees upon the exercise of options held by such employees. Compensation cost of approximately $127,000, $11,000, and $15,000, respectively, would have been recognized under SFAS No. 123 for the fair value of the employees’ purchase rights and is included in the pro forma net income (loss) calculation

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in Note 2. Compensation cost was estimated using the Black Scholes model with the following assumptions:

	2001	2002	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.0%	1.1%	0.95–1.00%
Expected life	1 month	1 month	1 month
Volatility	75–125%	55–115%	40–80%

      The weighted average fair value of the purchase rights granted in 2001, 2002, and 2003 was $1.23, $0.32, and $0.50, respectively.

      In connection with our initial public offering, we established the 1996 Employee Stock Option Plan, which currently authorizes the issuance of up to 8,825,000 shares of class A common stock pursuant to options granted under the plan.

      Also in connection with our initial public offering, we established the 1996 Directors Stock Option Plan (“Directors Plan”). The Directors Plan currently authorizes the issuance of up to 250,000 shares of class A common stock. The Directors Plan provides that directors are entitled to receive options to purchase shares of class A common stock in an amount determined at the discretion of the board of directors. The Directors Plan also provides for annual grants of options to purchase up to 250,000 shares of class B common stock to directors who are eligible to hold such shares. However, pursuant to the terms of the Directors Plan, the final annual grant of such options occurred in 2000. Options granted to directors eligible to hold class B common stock expire no later than the fifth anniversary of the date of grant and options granted to directors who are not eligible to hold class B common stock expire no later than the tenth anniversary of the date of grant. Our directors are also entitled to receive option grants under the 1996 Employee Stock Option Plan in an amount determined at the discretion of the board of directors.

      On October 17, 2001, we offered to exchange all eligible outstanding options under the Amended and Restated LCC International, Inc. 1996 Employee Stock Option Plan (the “1996 Plan”) for new options we granted under the 1996 Plan on May 21, 2002. Eligible outstanding options were all options with an exercise price of $10.50 or more that were held by an employee other than our Chief Executive Officer. We granted an option to purchase one share of our class A common stock for every option to purchase two shares tendered and accepted for exchange. The terms of the new options other than the exercise price are substantially the same as the terms of the options tendered for exchange. Our offer to exchange expired on November 20, 2001 and eligible employees had tendered 1,460,250 options on that date. In exchange for the options tendered, we granted 592,619 new options on May 21, 2002 with an exercise price of $2.96, which is equal to the closing price of our class A common stock on the business day immediately preceding the date we granted the new options.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in stock options outstanding were as follows:

	2001		2002		2003

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(in thousands)		(in thousands)		(in thousands)
Balance at beginning of year	4,461	$12.11	3,596	$9.83	4,376	$7.18
Granted	2,182	11.05	2,097	3.14	1,269	2.56
Exercised	(83)	5.21	(22)	4.84	(155)	3.14
Cancelled	(2,964)	14.28	(1,295)	8.05	(1,069)	7.03

Balance at end of year	3,596	9.83	4,376	7.18	4,421	6.03

      The following table summarizes information about options at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number at	Remaining	Exercise	Number at	Exercise
Exercise Prices	December 31, 2003	Contractual Life	Price	December 31, 2003	Price

	(in thousands)	(In years)		(in thousands)
$ 1.67 – 2.12	651	8.53	$2.07	160	$2.09
$ 2.20 – 2.96	1,245	8.46	2.57	301	2.95
$ 3.05 – 5.00	909	5.55	4.65	684	4.82
$ 5.09 – 8.25	535	6.76	6.00	371	5.94
$10.69 – 12.25	396	6.80	12.20	275	12.20
$12.38 – 13.56	504	5.97	13.55	504	13.55
$16.00 – 20.13	181	4.42	16.56	179	16.56

	4,421	7.07	6.03	2,474	8.03

(16)     Lease Commitments

      We lease office facilities and certain equipment, principally in the United States, under operating leases expiring on various dates over the next twelve years. The lease agreements include renewal options and provisions for rental escalations based on the Consumer Price Index and require us to pay for executory costs such as taxes and insurance. The lease agreements also allow us to elect an early out provision by giving notice and paying certain lease termination penalties.

      Benefits associated with a rent abatement period and certain lease incentives for office facilities are reflected ratably over the period of the lease. For leases that have been terminated, the applicable portion of the benefit has been offset against the lease termination penalty.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental Receivables
	Rental Payable	Under Subleases

	(In thousands)
2004	$5,035	$263
2005	4,765	1,070
2006	4,720	1,233
2007	2,763	722
2008	696	241
Thereafter	3,417	1,526

	$21,396	$5,055

      Rent expense under operating leases was approximately, $8.6 million, $4.1 million, and $2.2 million for the years ended December 31, 2001, 2002, and 2003, respectively.

(17)     Commitments and Contingencies

      We are party to various legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse effect on our consolidated results of operations or financial condition.

(18)     Income (Loss) Per Share

      Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of FASB Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. The reconciliations of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2002 and 2003 are as follows:

	2001			2002			2003

	Net		Per Share			Per Share	Net		Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount	Loss	Shares	Amount

	(in thousands, except per share data)
Basic EPS
Net income (loss) available to common shareholders	$16,972	20,571	$0.83	$(28,670)	20,902	$(1.37)	$(6,523)	21,292	$(0.31)

Effect of Dilutive Securities
Stock option plans		345			—			—

Dilutive EPS
Net income (loss) available to common shareholders and assumed conversions	$16,972	20,916	$0.81	$(28,670)	20,902	$(1.37)	$(6,523)	21,292	$(0.31)

      Under SFAS No. 128, options that have an anti-dilutive effect or that reduce the loss per share should be excluded from the computation of diluted earnings. As a result, options to purchase 3.8 million, 4.4 million and 4.4 million shares of Class A Common Stock outstanding during the years ended December 31, 2001, 2002 and 2003, respectively, were not included in the computation of diluted earnings per share because the effect would have had an anti-dilutive effect.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)     Segment Reporting

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Our chief operating decision-making group is the Executive Committee, which comprises the Chief Executive Officer and our senior vice presidents.

      Our operating segments are defined geographically by region, the Americas region and the EMEA region. Both regions provide design and deployment services, operations and maintenance services and technical consulting services.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on stand alone operating segment profit or loss from operations before income taxes not including nonrecurring gains and losses, and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. Interdivisional transactions are eliminated in consolidation. Revenues are attributed to geographic areas based on the location of the assignment.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segments:

(In thousands)

	Americas	EMEA	Total

2001
Net revenue from external customers	$101,780	$23,385	$125,165
Intersegment revenues	—	—	—

Total revenues	$101,780	$23,385	$125,165

Depreciation and amortization	1,088	721	1,809
Interest income	194	124	318
Interest expense	12	—	12
Income (loss) before taxes	10,462	(6,974)	3,488
Segment assets	29,612	15,069	44,681
Expenditures for property	767	1,212	1,979
2002
Net revenue from external customers	$29,706	$34,755	$64,461
Intersegment revenues	—	—	—

Total revenues	$29,706	$34,755	$64,461

Depreciation and amortization	717	1,372	2,089
Interest income	62	41	103
Interest expense	15	—	15
Income (loss) before taxes	(7,707)	(5,038)	(12,745)
Segment assets	8,010	37,942	45,952
Expenditures for property	50	2,242	2,292
2003
Net revenue from external customers	$53,086	$53,296	$106,382
Intersegment revenues	—	—	—

Total revenues	$53,086	$53,296	$106,382

Depreciation and amortization	401	2,873	3,274
Interest income	23	143	166
Interest expense	6	116	122
Income (loss) before taxes	(1,930)	573	(1,357)
Segment assets	33,043	51,368	84,411
Expenditures for property	707	1,040	1,747

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2001	2002	2003

Revenues
Revenues for reportable segments	$125,165	$64,461	$106,382
Revenues for non-reportable segments	5,444	2,608	2,057
Eliminations	—	—	—

Total consolidated revenues	$130,609	$67,069	$108,439

Assets
Total assets for reportable segments	$44,681	$45,095	$84,411
Assets not attributable to reportable segments:
Cash and cash equivalents	49,124	34,405	25,225
Short-term investments	484	514	520
Deferred and prepaid tax assets	7,394	12,720	5,616
Property and equipment	2,988	1,612	1,048
Receivables	445	624	333
Prepaids	684	1,480	550
Investments	5,139	—	764
Related parties	984	10	45
Other	308	263	79

Total consolidated assets	$112,231	$96,723	$118,591

	2001	2002	2003

Income (loss) before income taxes for reportable segments	$3,488	$(12,745)	$(1,357)
Gain on sale of tower portfolio and administration, net	2,998	2,000	—
Sale of investments and assets	22,395	—	—
Restructuring charge	—	(13,522)	2
Impairment of investments	—	(5,139)	—
Bankruptcy recoveries	7,492	1,589	—
General corporate expenses	(8,360)	(9,304)	(6,651)

Income (loss) from operations before income taxes	$28,013	$(37,121)	$(8,006)

	Segment	Unallocated		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

2001
Depreciation and amortization	$1,809	$1,203	$—	$3,012
Interest income	318	1,581	—	1,899
Interest expense	12	1	—	13
Expenditures for property	1,979	1,398	—	3,377
2002
Depreciation and amortization	$2,089	$795	$—	$2,884
Interest income	103	737	—	840
Interest expense	15	7	—	22
Expenditures for property	2,292	562	—	2,854
2003
Depreciation and amortization	$3,274	$586	$—	$3,860
Interest income	166	281	—	447
Interest expense	122	—	—	122
Expenditures for property	1,747	66	—	1,813

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information concerning services revenue is as follows (in thousands):

	2001	2002	2003

Design	$60,865	$27,202	$32,584
Deployment	62,345	36,493	64,212
Operations and maintenance	2,056	1,089	3,135
Consulting	5,343	2,285	8,508

Total revenues	$130,609	$67,069	$108,439

      Information concerning principal geographic areas was as follows (in thousands):

	2001		2002		2003

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

Americas:
United States of America	$100,168	$3,609	$28,812	$1,978	$53,137	$1,400
Other	3,172	340	1,807	95	1,017	81

Total Americas	103,340	3,949	30,619	2,073	54,154	1,481

Europe, Middle East and Africa:
United Kingdom	7,477	1,473	14,864	1,430	14,594	909
Netherlands	9,516	—	10,425	230	12,977	317
Italy	937	103	5,686	1,215	12,484	1,023
Algeria	—	—	2,582	18	12,467	87
Other	5,631	205	1,474	—	822	—

Total Europe, Middle East and Africa	23,561	1,781	35,031	2,893	53,344	2,336

Asia-Pacific and other	3,708	—	1,419	44	941	1

Total revenues	$130,609	$5,730	$67,069	$5,010	$108,439	$3,818

(20)	Quarterly Data (Unaudited)

	2002

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$17,398	$12,219	$17,425	$20,027
Operating loss	(6,963)	(11,326)	(8,501)	(7,382)
Loss before income taxes	(6,659)	(16,319)	(8,116)	(6,027)
Net loss	(5,061)	(11,244)	(7,016)	(5,349)
Net loss per share:
Basic	$(0.24)	$(0.54)	$(0.34)	$(0.26)

Diluted	$(0.24)	$(0.54)	$(0.34)	$(0.26)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$17,140	$18,187	$29,350	$43,762
Operating income (loss)	(4,797)	(3,695)	(1,314)	257
Income (loss) before income taxes	(3,460)	(3,515)	(1,451)	420
Net income (loss)	(2,162)	(3,975)	(1,025)	639
Net income (loss) per share:
Basic	$(0.10)	$(0.19)	$(0.05)	$0.03

Diluted	$(0.10)	$(0.19)	$(0.05)	$0.03

      During the second quarter of 2002, we took an impairment charge for $5.1 million for our investments in Mobilocity and PDN (see note 9). We took a restructuring charge in the same quarter for $10.0 million related to the low utilization of professional employees as well as for excess facility costs (see note 7). There were gains of $2.0 million related to the sale of the tower business (see note 3) and the recovery of $1.6 million related to the settlement of a claim (see note 8).

      During the third quarter of 2002, we took a bad debt charge of $3.1 million related to two large contracts.

      During the fourth quarter of 2002, we increased our restructuring charge by $3.5 million to provide for additional excess facility costs (see note 7). We recorded a gain on disposal of the operations in Egypt of $1.1 million (see note 9).

      During the first quarter of 2003, we sold our interest in NextWave pre-petition interest for $1.0 million (see note 10). We received a recovery of $0.6 million related to a customer in Algeria (see note 8).

      During the second quarter of 2003, we received a recovery of $0.4 million related to a customer in Algeria (see note 8).

      During the third quarter of 2003, we wrote off the $0.5 million unamortized balance of the Smith Woolley trade name that was acquired in the acquisition due to us ceasing to use the name (see note 11). We received a recovery of $0.8 million related to a customer in Algeria (see note 8).

      During the fourth quarter of 2003, we received a recovery $0.3 million related to a customer in Algeria (see note 8).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on that evaluation, these officers have concluded that as of December 31, 2003, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls

      There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to December 31, 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the information set forth under the caption “Election of Directors” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      Reference is made to the information set forth under the caption “Election of Directors — Executive Compensation” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the information set forth under the captions “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Election of Directors — Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Reference is made to the information set forth under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of LCC International, Inc. and its subsidiaries and report of independent auditors are included in Item 8 hereof.

              Report of Independent Auditors.

              Consolidated Statements of Operations — Years Ended December 31, 2001, 2002, and 2003.

              Consolidated Balance Sheets as of December 31, 2002 and 2003.

              Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2001, 2002, and 2003.

              Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2002, and 2003.

              Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of LCC International, Inc. or are not required under the related instructions or are inapplicable, and therefore have been omitted.

              Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).
10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

Exhibit
No.	Description

10.6	Amended and Restated 1996 Employee Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.7	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.8	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.11	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.12	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.13	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.14	Form of Stock Option Agreement between the Company and the Carlyle Option Designees (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.16	Letter Agreement dated May 26, 1999, between the Company and David Walker (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.17	Letter Agreement dated February 14, 2000 between the Company and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.18	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).
10.19	Acknowledgement Letter dated October 6, 2003 between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.18.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

Exhibit
No.	Description

10.20	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).
10.21	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).
10.22	Employment Agreement, dated May 24, 1999, between the Company and C. Thomas Faulders, III (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 1999).
10.23	Loan Agreement between C. Thomas Faulders, III, and the Company dated December 22, 1999 (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).
10.24	Contract of Employment dated April 30, 2001 between LCC UK Ltd. and Carlo Baravalle (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.25	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.26	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.27	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.28	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.29	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.30	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.31	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.32	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.33	Form of Promissory Note by Telcom Ventures, L.L.C. to the Company (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.34	First Amendment to Promissory Note by Telcom Ventures, L.L.C. to the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K, filed with the SEC on March 28, 2002).
10.35	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.36	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.37	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).
10.38	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).
10.39	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).
10.40	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).
21	List of Subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

      On October 24, 2003, we filed a Current Report on Form 8-K, which reported that on October 23, 2003, we issued a press release announcing our financial results for the third quarter of 2003.

(c)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

      (d) None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCC INTERNATIONAL, INC.

By:	/s/ C. THOMAS FAULDERS, III

C. Thomas Faulders, III
Chairman and Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2004.

Signatures	Title

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ GRAHAM B. PERKINS Graham B. Perkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ JULIE A. DOBSON Julie A. Dobson	Director

/s/ MARK D. EIN Mark D. Ein	Director

/s/ STEVEN GILBERT Steven Gilbert	Director

/s/ SUSAN NESS Susan Ness	Director

/s/ NEERA SINGH Neera Singh	Director

/s/ RAJENDRA SINGH Rajendra Singh	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Column
Column A	B	Column C		Column D	Column E

		Additions
	Balance
	at	Charged to	Charges to		Balance at
	Beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions(1)	period

Year ended December 31, 2001
Allowance for doubtful accounts	1,829	2,123	316	2,220	2,048
Year ended December 31, 2002
Allowance for doubtful accounts	2,048	4,317	724	3,967	3,122
Year ended December 31, 2003
Allowance for doubtful accounts	3,122	(2,419)	253	490	466

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).
10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.6	Amended and Restated 1996 Employee Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.7	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.8	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.11	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.12	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.13	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.14	Form of Stock Option Agreement between the Company and the Carlyle Option Designees (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.16	Letter Agreement dated May 26, 1999, between the Company and David Walker (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.17	Letter Agreement dated February 14, 2000 between the Company and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.18	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).
10.19	Acknowledgement Letter dated October 6, 2003 between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.18.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.20	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).
10.21	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).
10.22	Employment Agreement, dated May 24, 1999, between the Company and C. Thomas Faulders, III (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 1999).
10.23	Loan Agreement between C. Thomas Faulders, III, and the Company dated December 22, 1999 (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

Exhibit
No.	Description

10.24	Contract of Employment dated April 30, 2001 between LCC UK Ltd. and Carlo Baravalle (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.25	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.26	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.27	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.28	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.29	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV (E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.30	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.31	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.32	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.33	Form of Promissory Note by Telcom Ventures, L.L.C. to the Company (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.34	First Amendment to Promissory Note by Telcom Ventures, L.L.C. to the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K, filed with the SEC on March 28, 2002).
10.35	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

Exhibit
No.	Description

10.36	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7927 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.37	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).
10.38	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).
10.39	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).
10.40	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).
21	List of Subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.