Form 10-Q
period 2004-03-31
LCC INTERNATIONAL INC
filed 2004-05-14
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2004 the registrant had outstanding 19,843,281 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,537,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2004

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2004

REVENUES	$17,140	$45,049
COST OF REVENUES	14,599	38,097

GROSS PROFIT	2,541	6,952

OPERATING EXPENSES:
Sales and marketing	1,956	1,768
General and administrative	4,738	6,233
Restructuring charge	(152)	—
Depreciation and amortization	796	756

	7,338	8,757

OPERATING LOSS	(4,797)	(1,805)

OTHER INCOME (EXPENSE):
Interest income	96	59
Interest expense	(8)	(51)
Other	1,249	152

	1,337	160

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,460)	(1,645)
BENEFIT FOR INCOME TAXES	(1,298)	(91)

NET LOSS	$(2,162)	$(1,554)

NET LOSS PER SHARE:
Basic	$(0.10)	$(0.06)

Diluted	$(0.10)	$(0.06)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	20,958	24,275

Diluted	20,958	24,275

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	March 31,
	2003	2004

		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$28,943	$23,151
Restricted cash	1,568	1,409
Short-term investments	520	—
Receivables, net of allowance for doubtful accounts of $466 and $446 at December 31, 2003 and March 31, 2004, respectively:
Trade accounts receivable	27,456	33,087
Unbilled receivables	35,007	35,555
Due from related parties and affiliates	180	206
Deferred income taxes, net	3,547	3,468
Prepaid expenses and other current assets	1,726	2,240
Prepaid tax receivable and prepaid taxes	662	672

Total current assets	99,609	99,788
Property and equipment, net	3,818	3,675
Investments in affiliates	764	1,027
Deferred income taxes, net	1,407	1,683
Goodwill	11,115	11,574
Other intangibles	843	775
Other assets	1,035	1,474

	$118,591	$119,996

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$1,840	$1,544
Accounts payable	11,485	10,550
Accrued expenses	21,152	23,537
Accrued employee compensation and benefits	5,525	6,373
Deferred revenue	471	1,453
Income taxes payable	967	924
Accrued restructuring current	2,903	2,580
Other current liabilities	286	175

Total current liabilities	44,629	47,136
Accrued restructuring non-current	3,432	3,210
Other liabilities	762	793

Total liabilities	48,823	51,139

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 19,549 and 19,814 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	195	198
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,638 and 4,538 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	46	45
Paid-in capital	106,262	106,964
Accumulated deficit	(36,602)	(38,156)
Note receivable from shareholder	(1,557)	(1,557)

Subtotal	68,344	67,494
Accumulated other comprehensive income — foreign currency translation adjustments	1,424	1,363

Total shareholders’ equity	69,768	68,857

	$118,591	$119,996

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2004

Cash flows from operating activities:
Net loss	$(2,162)	$(1,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796	756
Provision (recovery) for doubtful accounts	(728)	—
Loss on equity method investment	—	97
Restructuring charge (recovery)	(152)	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(450)	(6,212)
Accounts payable and accrued expenses	(404)	2,298
Other current assets and liabilities	235	(223)
Other non-current assets and liabilities	(1,189)	(1,235)

Net cash used in operating activities	(4,054)	(6,073)

Cash flows from investing activities:
Purchases of property and equipment	(250)	(460)
Proceeds from disposals of property and equipment	32	—
Investments	—	(360)

Net cash used in investing activities	(218)	(820)

Cash flows from financing activities:
Payments on line of credit	—	(5,813)
Borrowings on line of credit	—	5,531
Proceeds from issuance of common stock, net	20	22
Proceeds from exercise of options	—	682
Decrease (increase) of short-term investments	—	520
Decrease (increase) in restricted cash	(229)	159

Net cash provided by (used in) financing activities	(209)	1,101

Net decrease in cash and cash equivalents	(4,481)	(5,792)
Cash and cash equivalents at beginning of period	37,507	28,943

Cash and cash equivalents at end of period	$33,026	$23,151

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$3	$182

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

      We provide integrated end-to-end solutions for wireless voice and data communication networks with service offerings to include high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. We operate in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in our wireless services business have been (1) the issuance of new or additional licenses to wireless operators; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless operators; (4) the increasing complexity of wireless systems in operation; and (5) changes in wireless infrastructure spending and deployment. Although we believe that our services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on us.

(2) Basis of Presentation

      We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the interim periods are not necessarily indicative of results for an entire year.

(3) Equity-Based Compensation

      We account for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for at their fair value in accordance with FASB SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant between the fair value of our stock and the exercise price.

      Had compensation cost for our stock based-compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below.

	Three Months Ended
	March 31,

	2003	2004

	(in thousands, except
	per share data)
Net loss as reported	$(2,162)	$(1,554)
Deduct total stock-based employee compensation expense determined under fair value based method	(615)	(637)

Pro forma net loss	$(2,777)	$(2,191)

Net loss per share
As reported:
Basic	$(0.10)	$(0.06)

Diluted	$(0.10)	$(0.06)

Pro forma:
Basic	$(0.13)	$(0.09)

Diluted	$(0.13)	$(0.09)

(4) Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments at March 31, 2003 and 2004. Comprehensive income (loss) for the three months ended March 31 is as follows (in thousands).

	2003	2004

Net loss	$(2,162)	$(1,554)

Other comprehensive loss, before tax	(619)	(65)
Income tax benefit related to items of comprehensive loss	(232)	(4)

Other comprehensive loss, net of tax	(387)	(61)

Comprehensive loss	$(2,549)	$(1,615)

(5) Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 70% voting control.

      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $71,000 during the year ended December 31, 2003 and $23,000 for the first quarter of 2004 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $65,000 during 2003 and $21,000 for the first quarter of 2004. At December 31, 2003 and March 31, 2004, outstanding amounts associated with payments made by us under this agreement were $6,000 and $8,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

      In December 1999, we issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from our President and Chief Executive Officer. The note is payable on the earlier of December 2004 or the date he is no longer our President and Chief Executive Officer. Upon the event of a change in control of our ownership, the note will be forgiven. Interest accrues at the federal midterm rate on the date of the note and is payable quarterly. The note is reflected as a reduction of shareholders’ equity.

      In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”). Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $17,000 and $36,000 of rent expense for the quarters ended March 31, 2003 and 2004, respectively. During the first quarter of 2003 and 2004, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.1 million and $46,000, respectively.

(6) Restructuring Charge

      In 2002, we adopted a restructuring plan and recorded restructuring charges of $13.5 million. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space for our employees while performing their services. The charge for the excess office space was approximately $12.5 million, which included $1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of March 31, 2004, the restructuring charge calculation assumes we will receive $11.1 million in sublease income, of which $6.8 million is committed.

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

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Charges against the provision:
Payments for excess office space, net of sublease income	—	(626)	(626)
Leasehold improvements and other assets written-off	—	7	7
Other	—	74	74

Restructuring payable as of March 31, 2004	$—	$5,790	$5,790

      At December 31, 2003 and March 31, 2004, the restructuring payable was classified as follows:

	December 31,	March 31,
	2003	2004

Accrued restructuring current	$2,903	$2,580
Accrued restructuring	3,432	3,210

Accrued restructuring total	$6,335	$5,790

(7) Investments

      We held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”) which is the parent corporation of NextWave Personal Communications Inc. We acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between NextWave Telecom and us under an agreement dated March 12, 1996 (the “March Agreement”). We also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock of NextWave Telecom at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to use us to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of twenty-percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement has not been assumed or rejected by NextWave Telecom in the bankruptcy proceeding. We did not carry any assets or liabilities on our books relating to our equity investment in NextWave, any pre-petition debts due us, or the March Agreement; these balances were written off in previous years.

      The total amount of pre-petition debt owed to us by NextWave Telecom and certain of its subsidiaries (collectively, “NextWave”) was approximately $14.3 million, plus post-petition interest thereon. This amount included our interest, amounting to approximately $0.7 million plus post-petition interest thereon, in a general unsecured claim against NextWave that was acquired by us in connection with our acquisition of Koll Telecommunications LLC in 1997 (the “Koll Claim”). We have engaged in discussions to sell our interest in the Koll Claim.

      In September 2001, we sold all of our 1,666,666 shares of Class B common stock and pre-petition debt claims (excluding a 92.5% interest in pre-petition interest that may be payable with respect to the claims, the “Pre-Petition Interest Amount”) against NextWave Telecom resulting in a gain of $21.4 million, which equaled the proceeds from the sale. The September 2001 sale of current pre-petition debt excluded (a) the Koll Claim, (b) any claims resulting from the assumption or rejection of the March Agreement, and (c) the Pre-Petition Interest Amount. In February 2003, we sold our interest in the Pre-Petition Interest Amount for $1.0 million in cash, which was paid in March 2003 and recorded in other income in the accompanying condensed consolidated statement of operations.

      On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/ BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/ BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/ BOCO’s registered capital. Our capital contribution was paid in three equal installments of approximately $357,000 each and the first installment was made on the date of closing. The second installment was made in October 2003 and the third installment was made in January 2004. LCC/ BOCO offers design, deployment and maintenance services to wireless carriers in China. We account for the investment in LCC/ BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect our proportionate share of LCC/ BOCO’s losses through March 31, 2004.

(8) Line of Credit

      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of December 31, 2003, Detron had $1.8 million outstanding under the credit facility compared to $1.5 million as of March 31, 2004.

(9) Commitments and Contingencies

      We are party to various non-material legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse affect on our consolidated results of operations or financial condition.

(10) Segment reporting

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Our chief operating decision-making group is the Operating Committee, which comprises the Chief Executive Officer, our Senior Vice Presidents and our General Counsel.

      Our operating segments are defined geographically by region, namely the Americas region and the EMEA region. Both regions provide design and deployment services, operations and maintenance services and technical consulting services.

      Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total

	2003	2004	2003	2004	2003	2004

Three Months Ended March 31,
Revenues:
From external customers	$6,366	$26,990	$10,324	$17,228	$16,690	$44,218
Inter-segment revenues	—	—	—	—	—	—
Total revenues	$6,366	$26,990	$10,324	$17,228	$16,690	$44,218
Income (loss) before taxes	$(730)	$2,100	$(719)	$(884)	$(1,449)	$1,216
Total assets	$8,741	$39,286	$38,730	$52,588	$47,471	$91,874

      A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2004

Revenues:
Revenues for reportable segments	$16,690	$44,218
Revenues for non-reportable segments	450	831

Total consolidated revenues	17,140	45,049

Assets
Assets for reportable segments	$47,471	$91,874
Assets not attributable to reportable segments:
Cash and cash equivalents	29,598	18,618
Restricted Cash	20	—
Short-term investments	514	—
Receivables	717	913
Deferred and prepaid taxes	12,633	5,823
Property and equipment	1,467	971
Investments	—	1,026
Prepaid and Other	655	771

Total consolidated assets	$93,075	$119,996

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. The Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, without limitation, forward-looking statements regarding our ability to pursue and secure new business opportunities. A more complete discussion of business risks is included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Americas:
Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America, Central and South America. In the first quarter of 2004, Americas generated approximately 60% of our total revenue.

EMEA:
Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain and Greece. EMEA also undertakes projects throughout its region and we have recently established a marketing office in Dubai. In the first quarter of 2004, EMEA generated approximately 38% of our total revenue.

Asia & other:
This includes our operations in Asia, the Wireless Institute and LCC Wireline. In the first quarter of 2004, these combined operations generated approximately 2% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing and Singapore. Our joint venture with BOCO is also based in Beijing. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.

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

      Our primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts, we recognize revenues based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

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

      Another critical statistic that we monitor is our contract backlog, which at March 31, 2004, comprised firm backlog of $121 million and implied backlog of $9 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. However, our current implementation plans call for the delivery of significant network deployment revenues over the course of 2004, so it is reasonable to expect that our backlog will decline overall as this year progresses.

      Since 1999, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 1999 we disposed of our hardware and software products business for cash proceeds of about $22 million; in 2000, we sold our tower business for cash proceeds of about $72 million; and in 2001, we sold certain of our interests in NextWave Telecom, Inc. or NextWave for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which required a total cash commitment of about $1 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

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

      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 34% and 49% of our total revenues for the three months ended March 31, 2003 and 2004, respectively, and it is expected to continue to be an area of business growth in the future. We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services. In the three months ended March 31, 2004, approximately 32% of our revenues were generated by work done by subcontractors, principally for construction related activities, and approximately 68% of our revenues were generated by work that we perform through our own workforce, compared to 17% and 83% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.

      We believe our Americas region may benefit from increased spending by certain United States wireless service providers. This increased spending can be attributed to several trends: (i) the preparation for number portability which was implemented in November 2003; (ii) license swaps as a result of wireless service providers trying to maximize spectrum utilization and increase coverage; (iii) network quality enhancement programs to reduce churn; (iv) network expansion and capacity programs geared toward enabling new and enhanced services; and (v) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons.

      We have also observed an increase in spending on wireless networks in developing countries. For example, in early 2003, we commenced two new projects in Algeria, building upon the presence that we established in that country in 2001. In March 2004, we were selected by the Saudi Telecommunication Company (“STC”) to provide approximately $27 million worth of engineering consulting services for the expansion of STC’s GSM network in Saudi Arabia over 12 months, with the possibility of renewal for an additional year at STC’s discretion. The recent increase in worldwide terrorism may affect our business in developing countries. For example, the U.S. State Department has recently issued security advisories for U.S. Nationals in Saudi Arabia and certain other countries in the Middle East. While we tend to staff these projects largely with local or regional personnel, we do recognize that undertaking work in such areas at this time carries a higher level of operating and political risk than in other more developed areas.

Three Months Ended March 31, 2004

Compared to
Three Months Ended March 31, 2003

Results of Operations

      The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended

	March 31, 2003		March 31, 2004

	(in thousands)		(in thousands)
Revenues:
Americas	$6,366		$26,990
EMEA	10,324		17,228
Asia and other	450		831

	$17,140		$45,049

	(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$5,733	90.1%	$23,386	86.6%
EMEA	8,426	81.6	14,145	82.1
Asia and other	440	97.8	566	68.1

	$14,599	85.2%	$38,097	84.6%

Gross margins:
Americas	$633	9.9%	$3,604	13.4%
EMEA	1,898	18.4	3,083	17.9
Asia and other	10	2.2	265	31.9

	$2,541	14.8%	$6,952	15.4%

Americas

      Our activities in the region in the first quarter of 2003 were at a relatively low level, reflecting the continued depressed state of the wireless infrastructure market. Network deployment projects were scarce and represented only $2.0 million of the revenue for the quarter, while RF/wireless design business represented about $4.0 million of revenue. Cost of revenues and gross margins were affected by contract losses on a major program and by delays in the start of certain other programs.

      In the first quarter of 2004, we had already completed significant portions of the implementation plans associated with the large network deployment programs that we won in the second and third quarters of 2003, while our RF/wireless design services exhibited strong growth. Network deployment represented about $17.1 million of revenue in 2004, an increasing percentage of which included construction activities, which we subcontracted to third parties. RF/wireless design services represented about $9.9 million in 2004. Revenues and cost of revenues included $0.3 million and $0.8 million, respectively, for a new service offering undertaken in the quarter and now curtailed. In addition, cost of revenues and gross margins were affected by costs of $0.4 million, which represented labor, recruiting and overhead expenses for RF engineers hired in the quarter in contemplation of specific future customer needs.

EMEA

      In the first quarter of 2003, our operations in EMEA largely reflected the businesses that we had acquired in late 2001 and 2002, and subsequently developed during the second half of 2002. In the Netherlands, we began to execute a major network support outsourcing program that we were awarded in late 2002, while we also experienced reduced volumes in network deployment following a change in strategy of one of our major customers. In addition, we began work on a technical consultancy contract in Algeria. Gross margins for the quarter were 18.4%, impacted by the lower than expected network deployment activities in the Netherlands.

      In 2004, our total revenues of $17.2 million for the region represented a larger portfolio of activities, including our projects in Algeria and our recently awarded technical consulting contract in Saudi Arabia. During the quarter we expensed approximately $0.2 million of start up costs associated with our contract in Saudi Arabia; we may experience additional start up costs in the second quarter as we continue to mobilize our work force in country.

Asia and other

      Asia and other generated revenues of $0.5 million in the first quarter of 2003, and approximately $0.8 million in 2004. In 2003, these revenues were generated by our operations in Asia and our Wireless Institute. In 2004, we experienced reduced volumes in Asia but strong increases in our Wireline activities, an initiative which we began in the second half of 2003. We expect our Wireline business to continue to grow in 2004.

Operating Expenses

	Three Months Ended

	March 31,	March 31,
	2003	2004

	(in thousands)
Operating expenses:
Net bad debt expense (recovery)	$(727)	$—
General and administrative	5,465	6,233

Total general and administrative	4,738	6,233

Sales and marketing	1,956	1,768
Restructuring	(152)	—
Depreciation	796	756

	$7,338	$8,757

      In 2003, bad debt recoveries of $0.7 million were mostly attributable to the recovery of amounts previously provided in 2002 for a fixed price contract in Algeria.

      The increase in general and administrative expenses from $5.5 million in the first quarter of 2003 to $6.2 million in 2004 is largely attributable to severance costs in EMEA of approximately $0.3 million, and an additional $0.4 million due to initiation of activities in Germany and to an increase in personnel and occupancy expense, neither of which are anticipated to continue in the second quarter.

Other Income and Expense

	Three Months Ended

	March 31, 2003	March 31, 2004

	(in thousands)
Other income (expense):
Interest income	$96	$59
Interest expense	(8)	(51)
Other:
Gain on investments	1,000	—
Other	249	152

	1,249	152

	$1,337	$160

      Gain on investments in 2003 related to the cash received on the sale of Pre-Petition bankruptcy interest in NextWave Telecom (see note 7 to the consolidated financial statements).

Tax Benefit or (Expense)

      The benefit for income taxes was recorded for the three months ended March 31, 2004 using an effective income tax rate of 5.5% for the quarter, compared to 37.5% for the first quarter of 2003. The decrease in the annual effective income tax rate in 2004 is the result of the increase in unbenefited foreign losses relative to the total results from worldwide operations.

Net Income or (Loss)

      In the first quarter of 2003, revenues of $17.1 million generated operating losses of $4.8 million. We sold our pre-petition bankruptcy interest in NextWave and recorded a gain on sale of investments for $1.0 million, resulting in a loss before taxes of $3.4 million. We recorded a tax benefit of $1.3 million, equivalent to an effective tax rate of 37.5%, resulting in a reported net loss of $2.2 million.

      In the first quarter of 2004, revenues of $45.0 million generated operating losses of $1.8 million. We reported a loss before taxes of $1.6 million and we recorded a tax benefit of $0.1 million, equivalent to an effective tax rate of 5.5%, resulting in a reported net loss of $1.6 million.

Liquidity and Capital Resources

      The following discussion relates to our sources and uses of cash and cash requirements during the three months ended March 31, 2003 and 2004.

Sources and Uses of Cash

	Three Months Ended

	March 31, 2003	March 31, 2004

	(in thousands)
Net cash used in operating activities	$(4,054)	$(6,073)
Net cash used in investing activities	(218)	(820)
Net cash provided by (used in) financing activities	(209)	1,101

Net decrease in cash and cash equivalents	$(4,481)	$(5,792)

      In the first quarter of 2003, the level of operational activities was relatively low; we reported revenues of $17.1 million and operating losses of $4.8 million. Cash used in operating activities was $4.1 million while cash used in both investing and financing activities was relatively insignificant. Overall, cash decreased by $4.5 million during the quarter.

      In the first quarter of 2004, operating activities increased significantly compared to the prior year, and we reported revenues of $45.0 million for the quarter and operating losses of $1.8 million. Cash used in operating activities increased to $6.1 million, mostly reflecting the increase in receivables following the growth in revenues compared to 2003 and an increase in amounts due from certain key customers with whom extended credit terms were negotiated. Cash used in investing activities was $0.8 million, which was offset by cash provided by financing activities of $1.1 million. Overall, cash decreased by $5.8 million during the quarter.

Cash Requirements

	December 31, 2003	March 31, 2004

	(thousands)
Cash and cash equivalents	$28,943	$23,151
Restricted cash	1,568	1,409
Short-term investments	520	—

Total cash and short-term investments	$31,031	$24,560

Line of credit	$1,840	$1,544

Working capital	$54,980	$52,652

      During the first quarter of 2004, the principal requirements for cash were to finance the increase in receivables of $6.2 million. Billed receivables increased during the quarter, reflecting the effect of extended credit terms negotiated with certain key customers. Although working capital reduced overall by $2.3 million during the quarter, we anticipate that the future growth in unbilled receivables and work in progress will increase our requirements for cash as we continue to perform work ahead of contractual billing milestones, primarily in the Americas region. Start up costs of our contract with STC in Saudi Arabia may also increase our requirements for cash in the short term.

      In the second half of this year we expect our cash requirements to reduce as we complete and make collections associated with certain billing milestones associated with our large network deployment contracts in the Americas. This expectation may be affected by changes in the implementation plans for those large projects. Overall, we expect our total cash balances to further decline in the short term, primarily due to the implementation of these major network deployment contracts. Despite this decline, we believe that for at least the next twelve months we have adequate cash and short-term investments to fund our operations.

      In China, we made the third and final payment of approximately $0.4 million to complete our funding obligations for our BOCO joint venture. We also finalized the negotiation of a line of credit of $3 million for the issue of standby letters of credit, which will be used to support the issue of bid and performance bonds.

      As of March 31, 2004, we had no material cash commitments and we had not engaged in any off-balance sheet financing.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue recognition

      Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 80.9% and 74.8% for the three months ended March 31, 2003 and 2004, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2003 and March 31, 2004, respectively, we had $35.0 million and $35.6 million of unbilled receivables.

Allowance for doubtful accounts

      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2003 and the quarter ended March 31, 2004, we derived 72.9% and 82.1%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 81.2% and 76.9% of our net receivable balance as of December 31, 2003 and March 31, 2004, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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

      Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $8.3 million and $5.8 million as of December 31, 2003 and March 31, 2004, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to our initial public offering. The net deferred tax assets as of December 31, 2003 and March 31, 2004, were $5.0 million and $5.2 million, respectively.

Restructuring charge

      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of March 31, 2004 that we will receive $11.1 million in sublease income, of which $6.8 million is committed.

Related Party Transactions

      For a description of related party transactions, see note 5 to the consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, The Netherlands and Italy. For our foreign subsidiaries, exchange rates can have an impact on the United States dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

      Customers outside of the United States accounted for 63.7% and 38.8% of our revenues for the quarters ended March 31, 2003 and 2004, respectively, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2004 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income (loss) component of shareholders’ equity increased $0.4 million and decreased $0.1 million during the quarters ended March 31, 2003 and 2004, respectively. As of March 31, 2004, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $11.2 million.

      We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at March 31, 2004 (denominated in Euros) include Italy in the amount of $1.7 million and The Netherlands in the amount of $0.4 million. These balances generated a foreign exchange gain of $0.2 million included in our consolidated results at March 31, 2004. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.1 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.

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

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      The Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, these officers have concluded that as of March 31, 2004, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

      There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to March 31, 2004.

PART II:     OTHER INFORMATION

Item 1:     Legal Proceedings

      We are party to various non-material legal proceedings and claims incidental to our business.

Item 2:     Changes in Securities

      Not Applicable

Item 3: Defaults Upon Senior Securities

      Not Applicable

Item 4:     Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5: Other Information

      Not Applicable

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

11 —	Calculation of Net Income Per Share

31.1 —	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On February 9, 2004, we filed a Current Report on Form 8-K, which reported that on February 9, 2004, we issued a press release announcing our fourth quarter and full year results for 2003.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

Date: May , 2004	----------------------------------------------- Graham B. Perkins Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)