Form 10-Q/A
period 2004-03-31
LCC INTERNATIONAL INC
filed 2004-05-18
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q/A

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

EXPLANATORY NOTE

      LCC International, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, solely to correct certain typographical errors made on the signature page of the Form 10-Q filed on May 14, 2004 and the officer certifications attached as exhibits to such Form 10-Q. The manually executed copies of the signature page and the officer certifications for the Form 10-Q were dated and executed on May 14, 2004. However, the dates of the signature page and the officer certifications were inadvertently omitted from the Form 10-Q filed with the SEC on May 14, 2004.

PART II:     OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits

*11 —	Calculation of Net Income Per Share

31.1 —	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with Form 10-Q for the quarter ended March 31, 2004, which was filed with the SEC on May 14, 2004.

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

LCC International, Inc. and Subsidiaries

Date: May 14, 2004	/s/ GRAHAM B. PERKINS
-----------------------------------------------
Graham B. Perkins
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

2