Form 10-Q
period 2004-06-30
LCC INTERNATIONAL INC
filed 2004-08-13
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 2, 2004 the registrant had outstanding 19,861,194 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,537,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2004

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

REVENUES	$18,187	$52,618	$35,327	$97,667
COST OF REVENUES	14,860	42,639	29,459	80,736

GROSS PROFIT	3,327	9,979	5,868	16,931

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,481	1,884	3,437	3,652
General and administrative	4,731	6,600	9,469	12,833
Restructuring charge (recovery)	—	(924)	(152)	(924)
Depreciation and amortization	810	613	1,606	1,369

	7,022	8,173	14,360	16,930

OPERATING INCOME (LOSS)	(3,695)	1,806	(8,492)	1

OTHER INCOME (EXPENSE):
Interest income	101	52	197	111
Interest expense	(41)	(41)	(49)	(92)
Other	120	369	1,369	521

	180	380	1,517	540

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(3,515)	2,186	(6,975)	541
PROVISION (BENEFIT) FOR INCOME TAXES	460	872	(838)	781

NET INCOME (LOSS)	$(3,975)	$1,314	$(6,137)	$(240)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.19)	$0.05	$(0.29)	$(0.01)

Diluted	$(0.19)	$0.05	$(0.29)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	20,969	24,381	20,964	24,325

Diluted	20,969	25,281	20,964	24,325

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2003	2004

ASSETS:
Current assets:
Cash and cash equivalents	$28,943	$17,161
Restricted cash	1,568	1,540
Short-term investments	520	—
Receivables, net of allowance for doubtful accounts of $466 and $593 at December 31, 2003 and June 30, 2004, respectively:
Trade accounts receivable	27,456	42,175
Unbilled receivables	35,007	40,617
Due from related parties and affiliates	180	149
Deferred income taxes, net	3,547	3,530
Prepaid expenses and other current assets	1,726	1,903
Prepaid tax receivable and prepaid taxes	662	696

Total current assets	99,609	107,771
Property and equipment, net	3,818	4,577
Investments in affiliates	764	660
Deferred income taxes, net	1,407	683
Goodwill	11,115	11,371
Other intangibles	843	677
Other assets	1,035	1,696

	$118,591	$127,435

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$1,840	$1,265
Accounts payable	11,485	20,044
Accrued expenses	21,152	23,864
Accrued employee compensation and benefits	5,525	5,671
Deferred revenue	471	717
Income taxes payable	967	856
Accrued restructuring current	2,903	1,692
Other current liabilities	286	26

Total current liabilities	44,629	54,135
Accrued restructuring non-current	3,432	2,527
Other liabilities	762	751

Total liabilities	48,823	57,413

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 19,549 and 19,855 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	195	199
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,638 and 4,538 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	46	45
Paid-in capital	106,262	107,142
Accumulated deficit	(36,602)	(36,842)
Note receivable from shareholder	(1,557)	(1,557)

Subtotal	68,344	68,987
Accumulated other comprehensive income — foreign currency translation adjustments	1,424	1,035

Total shareholders’ equity	69,768	70,022

	$118,591	$127,435

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2004

Cash flows from operating activities:
Net loss	$(6,137)	$(240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,606	1,369
Provision (recovery) for doubtful accounts	(1,257)	100
Loss on equity method investment	—	464
Restructuring charge (recovery)	(152)	(924)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(3,057)	(20,411)
Accounts payable and accrued expenses	(2,664)	11,418
Other current assets and liabilities	(744)	(1,213)
Other non-current assets and liabilities	(294)	(894)

Net cash used in operating activities	(12,699)	(10,331)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(2,014)
Proceeds from disposals of property and equipment	32	30
Investments	(273)	(360)

Net cash used in investing activities	(718)	(2,344)

Cash flows from financing activities:
Borrowings on line of credit	2,787	10,242
Payments on line of credit	(794)	(10,780)
Proceeds from issuance of common stock, net	37	47
Proceeds from exercise of options	—	836
Proceeds/purchases of short-term investments	(17)	520
Decrease (increase) in restricted cash	(229)	28

Net cash provided by financing activities	1,784	893

Net decrease in cash and cash equivalents	(11,633)	(11,782)
Cash and cash equivalents at beginning of period	37,507	28,943

Cash and cash equivalents at end of period	$25,874	$17,161

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$224	$182
Interest	30	—

Supplemental disclosures of cash flow information:

      In May 2003, in satisfaction of the purchase agreement between the Company and Westminster Capital, B.V. (“Westminster”), the Company paid Westminster approximately $0.3 million in cash and assigned a note to Westminster in the amount of approximately $0.2 million. As a result of the note assignment, goodwill and other intangibles assets increased, offset by an increase in due to related parties, which is included in accounts payable on the condensed consolidated balance sheet.

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

      Our pro-forma net income (loss) would have been the following had compensation cost for our stock based-compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2004	2003	2004

Net income (loss):
Net income (loss) as reported	$(3,975)	$1,314	$(6,137)	$(240)
Deduct total stock-based employee compensation expense determined under fair value based method	(582)	(459)	(1,545)	(2,171)

Pro forma net income (loss)	$(4,557)	$855	$(7,682)	$(2,411)

Net income (loss) per share
As reported:
Basic	$(0.19)	$0.05	$(0.29)	$(0.01)

Diluted	$(0.19)	$0.05	$(0.29)	$(0.01)

Pro forma:
Basic	$(0.22)	$0.04	$(0.37)	$(0.10)

Diluted	$(0.22)	$0.03	$(0.37)	$(0.10)

(4) Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2003 and 2004. Comprehensive income (loss) for the three and six months ended June 30 is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net income (loss)	$(3,975)	$1,314	$(6,137)	$(240)

Other comprehensive income (loss), before tax	1,870	940	1,251	875
Income tax provision related to items of comprehensive income (loss)	382	1,268	150	1,264

Other comprehensive income (loss), net of tax	1,488	(328)	1,101	(389)

Comprehensive income (loss)	$(2,487)	$986	$(5,036)	$(629)

(5) Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 70% voting control.

      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $71,000 during the year ended December 31, 2003 and $39,000 for the first half of 2004 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $65,000 during 2003 and $29,000 for the first half of 2004. At December 31, 2003 and June 30, 2004, outstanding amounts associated with payments made by us under this agreement were $6,000 and $16,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.

      During the second quarter of 2004, we provided services to two customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers during the quarter were $90,000 and receivables of $77,000 were outstanding at June 30, 2004, and are included in trade accounts receivable in the accompanying condensed consolidated balance sheet.

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

      In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. Our 49% partner, Detron Corporation B.V. through various corporate affiliates has certain ongoing transactions with Detron. Under a five-year lease agreement for office space, Detron recorded approximately $50,000 of rent expense for the six months ended June 30, 2003 and 2004. During the six months ended June 30, 2003 and 2004, respectively Detron seconded various idle employees to Detron Telematics, an affiliate of Detron Corporation B.V. and recorded revenue of approximately $284,000 and $46,000, respectively.

(6) Restructuring Charge

      In 2002, we adopted a restructuring plan and recorded restructuring charges of $13.5 million. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space for our employees while performing their services. The charge for the excess office space was approximately $12.5 million, which included $1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of June 30, 2004, the restructuring charge calculation assumes we will receive $11.9 million in sublease income, of which $6.0 million is committed.

      During the first quarter of 2003, we reversed excess severance payable of approximately $0.2 million. During the third quarter of 2003, we reoccupied a portion of our office space in McLean, Virginia and reversed $0.4 million of the payable and recorded an increase in the restructuring payable of $0.5 million related to an estimated increase in the time period expected to sublease space in our London office. During the second quarter of 2004, we reversed $0.9 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices.

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring payable as of December 31, 2002.	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of expected sublease income	—	535	535

Restructuring charge (recovery)	(152)	150	(2)

Charges against the provision:
Payments for excess office space, net of sublease income		(2,971)	(2,971)
Leasehold improvements and other assets written-off		(564)	(564)
Other		149	149

Restructuring payable as of December 31, 2003.		$6,335	$6,335

Reversal for reoccupied space		(228)	(228)
Increased in expected sublease income		(684)	(684)
Reduction of deferred rent for reoccupied space		(12)	(12)

Restructuring charge (recovery)		(924)	(924)

Charges against the provision:
Payments for excess office space, net of sublease income		(1,245)	(1,245)
Other		53	53

Restructuring payable as of June 30, 2004.		$4,219	$4,219

      At December 31, 2003 and June 30, 2004, the restructuring payable was classified as follows:

	December 31,	June 30,
	2003	2004

Accrued restructuring current	$2,903	$1,692
Accrued restructuring	3,432	2,527

Accrued restructuring total	$6,335	$4,219

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

      In September 2001, we sold all of our 1,666,666 shares of Class B common stock and pre-petition debt claims (excluding a 92.5% interest in pre-petition interest that May be payable with respect to the claims, the “Pre-Petition Interest Amount”) against NextWave Telecom resulting in a gain of $21.4 million, which equaled the proceeds from the sale. The September 2001 sale of current pre-petition debt excluded (a) the Koll Claim, (b) any claims resulting from the assumption or rejection of the March Agreement, and (c) the Pre-Petition Interest Amount. In February 2003, we sold our interest in the Pre-Petition Interest Amount for $1.0 million in cash, which was paid in March 2003 and recorded in other income in the accompanying condensed consolidated statement of operations. In May 2004, we sold our interest in the Koll Claim for approximately $0.8 million in cash, which was paid in May 2004 and recorded in other income in the accompanying condensed consolidated statement of operations.

      On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital. Our capital contribution was paid in three equal installments of approximately $357,000 each and the first installment was made on the date of closing. The second installment was made in October 2003 and the third installment was made in January 2004. LCC/BOCO offers design, deployment and maintenance services to wireless carriers in China. We account for the investment in LCC/BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect our proportionate share of LCC/BOCO’s losses through March 31, 2004, and an additional equity loss of $0.3 million in the second quarter, both of which are recorded in other expense. BOCO has advised us that it has made a strategic decision to exit the wireless telecommunications infrastructure services business and we have been in discussions to dissolve the joint venture. We have undertaken to transfer selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. After distribution of the assets and cash remaining in the joint venture, we anticipate an additional loss of $0.2 million, which we recorded in other expense in the accompanying condensed consolidated statement of operations.

(8) Line of Credit

      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of December 31, 2003, Detron had $1.8 million outstanding under the credit facility compared to $1.3 million as of June 30, 2004.

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

      Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total

	2003	2004	2003	2004	2003	2004

Three Months Ended June 30,
Revenues:
From external customers	$7,166	$32,748	$10,441	$17,828	$17,607	$50,576
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$7,166	$32,748	$10,441	$17,828	$17,607	$50,576

Income (loss) before taxes	(1,245)	3,736	(564)	153	(1,809)	3,889
Total assets	10,072	47,351	40,913	56,291	50,985	103,642

	Americas		EMEA		Segment Total

	2003	2004	2003	2004	2003	2004

Six Months Ended June 30,
Revenues:
From external customers	$13,532	$59,738	$20,765	$35,056	$34,297	$94,794
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$13,532	$59,738	$20,765	$35,056	$34,297	$94,794

Income (loss) before taxes	(1,975)	5,836	(1,283)	(731)	(3,258)	5,105

      A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Revenues:
Revenues for reportable segments	$17,607	$50,576	$34,297	$94,794
Revenues for non-reportable segments	580	2,042	1,030	2,873

Total consolidated revenues	$18,187	$52,618	$35,327	$97,667

Assets:
Assets for reportable segments			$50,985	$103,642
Assets not attributable to reportable segments:
Cash and cash equivalents			22,905	13,739
Restricted cash				222
Short-term investments			532	—
Receivables			900	2,686
Deferred and prepaid taxes			13,355	4,909
Property and equipment			1,312	951
Investments			136	644
Prepaid and other			446	642

			39,586	23,793

Total consolidated assets			$90,571	$127,435

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Income (loss) before income taxes for reportable segments	$(1,809)	$3,889	$(3,258)	$5,105
Restructuring charge	—	924	152	924
Income (loss) before income taxes for non-reportable segments	(1,706)	(2,627)	(3,869)	(5,488)

Income (loss) from operations before income taxes	$(3,515)	$2,186	$(6,975)	$541

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed pr implied by such forward-looking statements. In some cases, these statements can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. The statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These statements include, among others, our estimates of future revenues and our expectations that those revenues will fluctuate significantly, our belief that we have adequate cash, available borrowing capacity and short-term investments which will satisfy cash requirements for at least the next twelve months, and our ability to pursue and secure new business opportunities.

      The factors listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2003, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

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

Americas:
Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the second quarter of 2004, Americas generated approximately 62% of our total revenue.

EMEA:
Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece and the Kingdom of Saudi Arabia. EMEA also undertakes projects throughout its region and we have recently established a marketing office in Dubai. In the second quarter of 2004, EMEA generated approximately 34% of our total revenue.

Asia & other:
This includes our operations in Asia, the Wireless Institute and LCC Wireline. In the second quarter of 2004, these combined operations generated approximately 4% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing, Singapore and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.

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

      Another critical statistic that we monitor is our contract backlog, which at June 30, 2004, comprised firm backlog of $104 million and implied backlog of $9 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. However, our current implementation plans call for the delivery of significant network deployment revenues over the course of 2004, so it is reasonable to expect that our backlog will decline in the short term.

      Since 1999, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 1999 we disposed of our hardware and software products business for cash proceeds of about $22 million; in 2000, we sold our tower business for cash proceeds of about $72 million; and in 2001, we sold certain of our interests in NextWave Telecom, Inc. or NextWave for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which required total cash commitments of $1.1 million. In 2004, we sold an unsecured claim against NextWave for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the difficulties that our customers often face in obtaining financing to fund the development, expansion and upgrade of their networks;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self perform work) on our large programs and the associated margin degradation; and

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.

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

      Some of our customers have faced difficulty in obtaining the necessary financing to fund the development, expansion and upgrade of their networks. The state of the wireless industry has an impact on our business, for example the slowdown in the world economies in 2000 and the volatility in the financial markets made it difficult for our customers to predict both future demand for their services and future levels of capital expenditure, which caused a significant decrease in our revenue in 2001 and 2002.

      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 25.1% and 10.9% of our total revenues for the six months ended June 30, 2003 and 2004, respectively, and it is expected to continue to be an area of business growth in the future. We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services. In the six months ended June 30, 2004, approximately 34.5% of our revenues were generated by work done by subcontractors, principally for construction related activities, and approximately 65.5% of our revenues were generated by work that we perform through our own workforce, compared to 13.2% and 86.8% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.

      We believe our Americas region may benefit from increased spending by certain United States wireless service providers. This increased spending can be attributed to several trends: (i) the implementation of new technologies such as third generations (3G) wireless and broadband wireless; (ii) license swaps as a result of wireless service providers trying to maximize spectrum utilization and increase coverage; (iii) network quality enhancement programs to reduce churn; (iv) network expansion and capacity programs geared toward enabling new and enhanced services; and (v) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons.

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

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2004		2003		2004

	(in		(in		(in		(in
	thousands)		thousands)		thousands)		thousands)
Revenues:
Americas	$7,166		$32,748		$13,532		$59,738
EMEA	10,441		17,828		20,765		35,056
Asia and other	580		2,042		1,030		2,873

	$18,187		$52,618		$35,327		$97,667

	(% of revenue)		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$6,062	84.6%	$27,509	84.0%	$11,795	87.2%	$50,895	85.2%
EMEA	8,434	80.8	13,689	76.8	16,860	81.2	27,834	79.4
Asia and other	364	62.8	1,441	70.6	804	78.0	2,007	69.9

	$14,860	81.7%	$42,639	81.0%	$29,459	83.4%	$80,736	82.7%

Gross margins:
Americas	$1,104	15.4%	$5,239	16.0%	$1,737	12.8%	$8,843	14.8%
EMEA	2,007	19.2	4,139	23.2	3,905	18.8	7,222	20.6
Asia and other	216	37.2	601	29.4	226	22.0	866	30.1

	$3,327	18.3%	$9,979	19.0%	$5,868	16.6%	$16,931	17.3%

Americas

      Our activities in the region in the second quarter of 2003 were rewarded with the award of a significant network deployment project with US Cellular and verbal notification of an award by Sprint, the latter resulting in a contract in the following quarter. However, those awards did not generate any meaningful revenue in the second quarter of 2003, and network deployment projects represented about $2.1 million of revenue while RF/wireless design business represented about $5.1 million of revenue for the quarter. Cost of revenues and gross margins for the second quarter of 2003 continued to be adversely affected by contract losses on certain network deployment projects, while gross margins on RF/wireless design business strengthened as demand grew.

      For the first six months of 2003, network deployment represented $4.2 million of revenue, reflecting the lack of revenues in contract backlog from any significant contract awards. RF/wireless design business continued to grow during the period and represented about $9.3 million of revenue. Cost of revenues and gross margins for network deployment were depressed by contract losses in both quarters and gross margins were negative 8.5% for the first six months of the year. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, and gross margins for the first six months were 22.5%. The combined effect of the network deployment and RF/wireless design business was to record gross margins of 12.8% for the six months.

      In the second quarter of 2004, we continued to implement the US Cellular and Sprint network deployment projects, with a major emphasis on subcontracted construction activities. Network deployment represented about $22.0 million of revenue, an increase of $19.9 million over the same period in 2003. RF/wireless design business continued to grow steadily and represented about $10.7 million of revenue, an increase of about $5.6 million over 2003. Cost of revenues and gross margins for network deployment for the second quarter of 2004 were affected by the large percentage of subcontracted construction activity in the quarter, resulting in gross margins of 12.8%. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, resulting in gross margins of 22.6% for the quarter.

      For the first six months of 2004, network deployment and RF/wireless design represented about $39.3 million and $20.4 million of revenues, respectively. Cost of revenues and gross margins for the six months reflected the mix of the business and the significant volume of subcontracted work, so that gross margins for the six months for network deployment and RF/wireless design amounted to 11.6% and 21.1%, respectively, a combined gross margin for the region of 14.8%.

EMEA

      In the second quarter of 2003, our operations in EMEA largely reflected the businesses that we had acquired in late 2001 and 2002 together with the projects that we had won in Algeria. The core businesses in Italy, United Kingdom and the Netherlands accounted for over 80% of the total revenue for the quarter, while the new business in Algeria accounted for less than 20%. Cost of revenues and gross margins mostly reflected the mix of the core businesses and were largely unaffected by the new projects in Algeria. For the first six months of 2003, revenues continued to be largely driven by the core businesses, which together accounted for about 85% of revenues for the period.

      In the second quarter of 2004, revenues grew to $17.8 million, an increase of $7.4 million over 2003. Growth in the core businesses accounted for about $3.1 million of this increase and about $4.3 million was attributable to the growth in new business in Algeria, Saudi Arabia, Spain, Greece, Germany and Qatar. This increase in new business was mostly for time and materials based contracts, and this was largely responsible for the improvement in gross margin from 19.2% in 2003 to 23.2% in 2004. For the first six months of 2004, revenues grew to $35.1 million, an increase of $14.3 million over 2003. Gross margin improved from 18.8% to 20.6% for the same reasons described above. While growth in the United Kingdom and the Netherlands accounted for $7.4 million of this increase, network deployment activities in Italy reduced by about $1.8 million following the completion by a major customer of their initial 3G roll-out. The new businesses listed above accounted for about $8.7 million of the increase.

Asia and Other

      Asia and other generated revenues of $0.6 million in the second quarter of 2003 and about $2.0 million in the second quarter of 2004, an increase of $1.4 million. In 2003, these revenues were generated by our operations in Asia and our Wireless Institute. In the second half of 2003, we started a new initiative, LCC Wireline, and this accounted for nearly all of the increase in revenues of $1.4 million.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(in thousands)		(in thousands)
Operating expenses:
Net bad debt expense (recovery)	$(528)	$100	$(1,255)	$100
General and administrative	5,259	6,500	10,724	12,733

Total general and administrative	4,731	6,600	9,469	12,833

Sales and marketing	1,481	1,884	3,437	3,652
Restructuring charge (recovery)	—	(924)	(152)	(924)
Depreciation and amortization	810	613	1,606	1,369

	$7,022	$8,173	$14,360	$16,930

      In 2003 bad debt recoveries were mostly attributable to the recovery of amounts previously provided in 2002 for a fixed price contract in Algeria.

      The increase in general and administrative expenses in the second quarter of 2004 is largely attributable to support costs for our contract in Saudi Arabia, which we started in the first quarter of this year; increase in medical and insurance costs for our US-based employees; and an increase in our estimated costs for compliance with the requirements of the Sarbanes-Oxley Act of 2002. The increase in sales and marketing costs in the second quarter of 2004 is largely attributable to the sales commissions for our contract in Saudi Arabia. We expect the combined Selling, General and & Administrative expenses in the last two quarters of 2004 to be consistent with the second quarter.

      The reduction in costs due to restructuring results from our latest estimates of the restructuring reserve, which we established in 2002. The reserve represents the future costs of excess office space, offset by our estimates of future income from sublease agreements. We have continued to sublet excess space, either at rates better than anticipated or earlier than anticipated, and this changes our estimates of future sublease income.

Other Income and Expense

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

	(in thousands)		(in thousands)
Other income (expense):
Interest income	$101	$52	$197	$111
Interest expense	(41)	(41)	(49)	(92)
Other:
Gain on investments	—	766	1,000	766
Impairment of investment	—	(181)	—	(181)
Other	120	(216)	369	(64)

	120	369	1,369	521

	$180	$380	$1,517	$540

      Gain on investments of $1.0 million and $0.8 million in 2003 and 2004 represents the cash received from the sale of NextWave Pre-Petition interest and the cash received on the sale of our general unsecured claim against NextWave which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997, the “Koll claim” (see note 7 to the condensed consolidated financial statements).

      Impairment of investment of $0.2 million relates to our investment in the joint venture in China, LCC/BOCO (see note 7 to the consolidated financial statements).

      Other income of $0.1 million and expense of $0.2 million in 2003 and 2004 are mostly attributable to foreign currency gains and our share of equity losses in the LCC/BOCO joint venture. Other income of $0.4 million for the six-month period in 2003 was mostly attributable to gains in foreign currency and our minority interest in Detron. In 2004, other expense of $0.1 million was attributable primarily to our share of losses in the LCC/BOCO joint venture offset by foreign currency gains.

Tax Benefit or (Expense)

      The expense for income taxes of $0.9 million in the second quarter of 2004 was based on an estimated effective income tax rate of 39.9% for the quarter, compared to 13.1% for the second quarter of 2003. The tax benefit of $0.8 million and the tax expense of $0.8 million for the six months ended 2003 and 2004 respectively were computed at an estimated effective income tax rate of 12.0% and 144.4%. We currently expect that our estimated effective income tax rate for the year will be in the range of 30% to 35%. The tax expense in 2004 is driven by statutory taxes in jurisdictions in which we are currently profitable and are anticipating the payment of income taxes. The estimated effective income tax rate is significantly higher than the statutory tax rates for the six months ended June 30, 2004, due to losses generated in foreign jurisdictions for which we have not taken income tax benefits.

Net Income (Loss)

      In the second quarter of 2003, revenues of $18.2 million generated an operating loss of $3.7 million and resulted in a loss before tax of $3.5 million. We recorded a tax expense of $0.5 million due to cumulative adjustments in our estimated tax rate for the year, and reported a net loss of $4.0 million. For the first six months of 2003, revenues of $35.3 million generated an operating loss of $8.5 million, which after recording cash received of $1.0 million for the sale of our pre-petition interest in NextWave in the first quarter of 2003, resulted in a loss before tax of $7.0 million. We recorded tax benefit at an estimated rate of 12.0% for the year and reported a net loss of $6.1 million.

      In the second quarter of 2004, revenues of $ 52.6 million generated operating income of $1.8 million. We recorded $0.8 million for the cash received on the sale of the “Koll claim”, $0.2 million for our share of equity losses in LCC/BOCO and a further $0.2 million expense for the impairment of our investment in LCC/BOCO, resulting in income before tax of $2.2 million. We recorded a tax expense of $0.9 million based on an estimated tax rate of 39.9% for the quarter, and reported net income of $1.3 million. For the first six months of 2004, revenues of $97.7 million generated break-even operating income, which after recording other income and expense for the Koll claim and our losses on LCC/ BOCO, resulted in income before tax of $0.5 million. We recorded tax expense of $0.8 million and reported a net loss of $0.2 million.

Liquidity and Capital Resources

      The following discussion relates to our sources and uses of cash and cash requirements during the three months ended June 30, 2003 and 2004.

Sources and Uses of Cash

	Six Months Ended

	June 30, 2003	June 30, 2004

	(in thousands)
Net cash used in operating activities	$(12,699)	$(10,331)
Net cash used in investing activities	(718)	(2,344)
Net cash provided by (used in) financing activities	1,784	893

Net decrease in cash and cash equivalents	$(11,633)	$(11,782)

      In the first six months of 2003, activities continued at a comparatively low level; we reported revenues of $35.3 million and a net loss of $6.1 million. Cash used in operating activities was $12.7 million and cash used in investing activities was $0.7 million; cash generated from financing activities of $1.8 million was mostly attributable to borrowings made under the line of credit established in the second quarter of 2003 for LCC Detron, in the Netherlands. Overall, cash decreased by $11.6 million during the period.

      In the first six months of 2004, activities were significantly increased compared to 2003; revenues of $97.7 million resulted in a net loss of $0.2 million. Cash used in operating activities in the period was $10.3 million, reflecting the increase in receivables of $20.4 million, partly offset by an increase in accounts payable and accrued expenses of $11.4 million. Cash used in investing activities was $2.3 million, a large part of which was attributable to the purchase of test and measurement equipment for a new contract won in the EMEA region, while cash generated by financing activities was $0.9 million. Overall, cash decreased by $11.8 million during the period.

Cash Requirements

	December 31, 2003	June 30, 2004

	(thousands)
Cash and cash equivalents	$28,943	$17,161
Restricted cash	1,568	1,540
Short-term investments	520	—

Total cash and short-term investments	$31,031	$18,701

Line of credit	$1,840	$1,265

Working capital	$54,980	$53,636

      During the first six months of 2004 the principal requirements for cash were to finance the increase in receivables of $20.4 million. A significant part of this increase in receivables was funded through our vendors, and accounts payable and accrued expenses increased by $11.4 million in the period. We have granted extended payment terms to one customer in Algeria, and this contract accounted for about 10% of the receivables at the end of the second quarter. However, we expect to collect about 60% of the total amount due from this customer by the end of this year and the remaining 40% in the first half of next year. We have also experienced growth in our unbilled receivables as we performed work on major deployment programs ahead of contractual billing milestones.

      In the second half of this year, we expect our cash requirements to reduce as we collect certain extended receivables and complete certain billing milestones associated with our large deployment programs. Although we may still experience some short-term decrease in our total cash balances, we currently expect our cash to increase by the end of this year. We believe that for at least the next twelve months we have adequate cash to fund our operations, however this expectation is subject to risk if we have any delays on our large deployment contracts.

      As of June 30, 2004, we had no material cash commitments and had not engaged in any off-balance sheet financing.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue recognition

      Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 78.9% and 77.6% for the six months ended June 30, 2003 and 2004, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2003 and June 30, 2004, respectively, we had $35.0 million and $40.6 million of unbilled receivables.

Allowance for doubtful accounts

      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2003 and the quarter ended June 30, 2004, we derived 72.9% and 81.9%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 81.2% and 60.0% of our net receivable balance as of December 31, 2003 and June 30, 2004, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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

      Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $8.3 million and $6.2 million as of December 31, 2003 and June 30, 2004, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to our initial public offering. The net deferred tax assets as of December 31, 2003 and June 30, 2004, were $5.0 million and $4.2 million, respectively.

Restructuring charge

      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of June 30, 2004 that we will receive $11.9 million in sublease income, of which $6.0 million is committed.

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

      Approximately 37.1% of the Company’s revenues were generated outside the United States for the six month ended June 30, 2004, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2004 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income component of shareholders’ equity decreased $0.4 million during the six months ended June 30, 2004. As of June 30, 2004, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $11.7 million.

      We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at June 30, 2004 (denominated in Euros) include Italy in the amount of $3.1 million and The Netherlands in the amount of $0.4 million. These balances generated a foreign exchange gain of $0.1 million included in our consolidated results at June 30, 2004. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.1 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.

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

Item 4:     Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004, our disclosure controls and procedures were effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b) Changes in internal control

      During the period covered by this report, there were no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting.

PART II:     OTHER INFORMATION

Item 1:     Legal Proceedings

      We are party to various non-material legal proceedings and claims incidental to our business. We do not believe that these matters will have a material adverse impact on our consolidated results of operations or financial condition.

Item 2:	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

      Not Applicable

Item 3:	Defaults Upon Senior Securities

      Not Applicable

Item 4:	Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on May 26, 2004. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

      Proposal 1 — Election of Directors

	Term		Votes	Broker
Elected Director	Expires	Votes For(1)	Withheld(1)	Non-Votes(1)

C. Thomas Faulders, III	2005	16,357,268(A)	1,107,975(A)	0(A)
		45,375,770(B)	0(B)	0(B)
Mark D. Ein	2005	16,367,168(A)	981,075(A)	0(A)
		45,375,770(B)	0(B)	0(B)
Steven J. Gilbert	2005	16,367,268(A)	1,097,975(A)	0(A)
		45,375,770(B)	0(B)	0(B)
Julie Dobson	2005	16,367,268(A)	1,097,075(A)	0(A)
		45,375,770(B)	0(B)	0(B)
Susan Ness	2005	16,367,268(A)	1,097,975(A)	0(A)
		45,375,770(B)	0(B)	0(B)
Rajendra Singh	2005	16,357,268(A)	1,107,975(A)	0(A)
		45,375,770(B)	0(B)	0(B)
Neera Singh	2005	16,357,268(A)	1,107,975(A)	0(A)
		45,375,770(B)	0(B)	0(B)

      Proposal 2 — Adoption of the amended and restated equity incentive plan

Votes	Votes	Votes	Broker
For(1)	Against(1)	Abstaining(1)	Non-Votes(1)

2,836,627(A)	8,504,236(A)	0(A)	0(A)
45,375,770(B)	0(B)	0(B)	0(B)

      Proposal 3 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2004

Votes	Votes	Votes	Broker
For(1)	Against(1)	Abstaining(1)	Non-Votes(1)

16,446,052(A)	971,731(A)	0(A)	0(A)
45,375,770(B)	0(B)	0(B)	0(B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes. (A) shows votes represented by the Company’s Class A Common Stock and (B) shows votes represented by the Company’s Class B Common Stock.

Item 5:	Other Information

      Not Applicable

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	—	Restated Certificate of Incorporation of the LCC International, Inc. (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.33	—	LCC International, Inc. Amended and Restated Equity Incentive Plan
10.34	—	LCC International, Inc. Change in Central Severance Plan and Summary Plan Description
11	—	Calculation of Net Income Per Share
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On May 10, 2004, we filed a Current Report on Form 8-K, which reported that on May 10, 2004, we issued a press release announcing our first quarter’s results for 2004. A copy of the press release was furnished as an exhibit under Item 12 of such Form 8-K.

      On August 9, 2004, we filed a Current Report on Form 8-K, which reports that on August 9, 2004, we issued a press release announcing our second quarter’s results for 2004. A copy of the press release was furnished as an exhibit under Item 12 of such Form 8-K.

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

Date: August 13, 2004