Form 10-Q
period 2004-09-30
LCC INTERNATIONAL INC
filed 2004-11-12
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 1, 2004 the registrant had outstanding 19,905,015 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,537,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2004

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

REVENUES	$29,350	$56,345	$64,677	$154,012
COST OF REVENUES	23,756	46,015	53,215	126,751

GROSS PROFIT	5,594	10,330	11,462	27,261

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,302	2,072	4,739	5,724
General and administrative	4,118	5,929	13,587	18,762
Restructuring charge (recovery)	150	—	(2)	(924)
Depreciation and amortization	1,338	728	2,944	2,097

	6,908	8,729	21,268	25,659

OPERATING INCOME (LOSS)	(1,314)	1,601	(9,806)	1,602

OTHER INCOME (EXPENSE):
Interest income	49	23	246	134
Interest expense	(49)	(60)	(98)	(152)
Other	(137)	83	1,232	604

	(137)	46	1,380	586

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,451)	1,647	(8,426)	2,188
PROVISION (BENEFIT) FOR INCOME TAXES	(426)	426	(1,264)	1,207

NET INCOME (LOSS)	$(1,025)	$1,221	$(7,162)	$981

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.05	$(0.34)	$0.04

Diluted	$(0.05)	$0.05	$(0.34)	$0.04

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	21,002	24,411	20,977	24,392

Diluted	21,002	24,988	20,977	25,370

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2003	2004

ASSETS:
Current assets:
Cash and cash equivalents	$28,943	$18,418
Restricted cash	1,568	1,194
Short-term investments	520	—
Receivables, net of allowance for doubtful accounts of $466 and $634 at December 31, 2003 and September 30, 2004, respectively:
Trade accounts receivable	27,456	42,204
Unbilled receivables	35,007	45,321
Due from related parties and affiliates	180	251
Deferred income taxes, net	3,547	3,277
Prepaid expenses and other current assets	1,726	1,406
Prepaid tax receivable and prepaid taxes	662	696

Total current assets	99,609	112,767
Property and equipment, net	3,818	4,408
Investments in affiliates	764	670
Deferred income taxes, net	1,407	683
Goodwill	11,115	11,410
Other intangibles	843	581
Other assets	1,035	1,575

	$118,591	$132,094

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$1,840	$1,291
Accounts payable	11,485	18,751
Accrued expenses	21,152	28,828
Accrued employee compensation and benefits	5,525	5,124
Deferred revenue	471	558
Income taxes payable	967	996
Accrued restructuring current	2,903	1,705
Other current liabilities	286	214

Total current liabilities	44,629	57,467
Accrued restructuring non-current	3,432	2,029
Other liabilities	762	752

Total liabilities	48,823	60,248

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 19,549 and 19,889 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	195	199
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,638 and 4,538 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	46	45
Paid-in capital	106,262	107,229
Accumulated deficit	(36,602)	(35,621)
Note receivable from shareholder	(1,557)	(1,557)

Subtotal	68,344	70,295
Accumulated other comprehensive income — foreign currency translation adjustments	1,424	1,551

Total shareholders’ equity	69,768	71,846

	$118,591	$132,094

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2004

Cash flows from operating activities:
Net income (loss)	$(7,162)	$981
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,944	2,097
Provision (recovery) for doubtful accounts	(2,073)	136
Loss on equity method investment	52	466
Restructuring charge (recovery)	(2)	(924)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(13,400)	(25,288)
Accounts payable and accrued expenses	1,564	14,541
Other current assets and liabilities	8,170	(772)
Other non-current assets and liabilities	(957)	(282)

Net cash used in operating activities	(10,864)	(9,045)

Cash flows from investing activities:
Proceeds from sales of short-term investments	(20)	—
Purchases of property and equipment	(848)	(2,468)
Proceeds from disposals of property and equipment	56	30
Business acquisitions and investments	(651)	(360)

Net cash used in investing activities	(1,463)	(2,798)

Cash flows from financing activities:
Borrowings on line of credit	6,517	15,652
Payments on line of credit	(5,425)	(16,197)
Proceeds from issuance of common stock, net	58	72
Proceeds/purchases of short term investments	—	520
Proceeds from exercise of options	170	897
Decrease (increase) in restricted cash	195	374

Net cash provided by financing activities	1,515	1,318

Net decrease in cash and cash equivalents	(10,812)	(10,525)
Cash and cash equivalents at beginning of period	37,507	28,943

Cash and cash equivalents at end of period	$26,695	$18,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$287	$222
Interest	39	40

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net income (loss):
Net income (loss) as reported	$(1,025)	$1,221	$(7,162)	$981
Deduct total stock-based employee compensation expense determined under fair value based method	(528)	(545)	(1,962)	(986)

Pro forma net income (loss)	$(1,553)	$676	$(9,124)	$(5)

Net income (loss) per share
As reported:
Basic	$(0.05)	$0.05	$(0.34)	$0.04

Diluted	$(0.05)	$0.05	$(0.34)	$0.04

Pro forma:
Basic	$(0.07)	$0.03	$(0.43)	$0.00

Diluted	$(0.07)	$0.03	$(0.43)	$0.00

(4) Other Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at September 30, 2003 and 2004. Comprehensive income (loss) for the three and nine months ended September 30 is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net income (loss)	$(1,025)	$1,221	$(7,162)	$981

Other comprehensive income (loss), before tax	225	(593)	1,476	282
Income tax provision related to items of comprehensive income (loss)	71	(1,109)	221	155

Other comprehensive income (loss), net of tax	154	516	1,255	127

Comprehensive income (loss)	$(871)	$1,737	$(5,907)	$1,108

(5) Related Party Transactions

      RF Investors, a subsidiary of Telcom Ventures, owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 70% voting control.

      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $71,000 during the year ended December 31, 2003 and $58,000 for the first nine months of 2004 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $65,000 during 2003 and $58,000 for the first nine months of 2004. At December 31, 2003 and September 30, 2004, outstanding amounts associated with payments made by us under this agreement were $6,000 and $6,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.

      During the nine months of 2004, we provided services to two customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers during the quarter were $304,000 and billed and unbilled receivables of $246,000 outstanding at September 30, 2004, and included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheet.

      In December 1999, we issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from our President and Chief Executive Officer. The note is payable on the earlier of December 22, 2004 or the date he is no longer our President and Chief Executive Officer. Upon the event of a change in control of our ownership, the note will be forgiven. Interest accrues at the federal midterm rate on the date of the note and is payable quarterly. The note is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity.

      In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. Our 49% partner, Detron Corporation B.V. through various corporate affiliates has certain ongoing transactions with Detron. Under a five-year lease agreement for office space, Detron recorded approximately $71,000 of rent expense for the nine months ended September 30, 2003 and approximately $185,000 for the same period in 2004. During the nine months ended September 30, 2003, Detron recorded approximately $125,000 of management and advisory fees and approximately $119,000 for the same period in 2004. During the nine months ended September 30, 2003 and 2004 Detron seconded various idle employees to Detron Telematics, an affiliate of Detron Corporation B.V. and recorded revenue of approximately $256,000 and $48,000, respectively.

(6) Restructuring Charge

      In 2002, we adopted a restructuring plan and recorded restructuring charges of $13.5 million. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space for our employees while performing their services. The charge for the excess office space was approximately $12.5 million, which included $1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of September 30, 2004, the restructuring charge calculation assumes we will receive $11.6 million in sublease income, of which $10.2 million is committed.

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

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring payable as of December 31, 2002	$152	$9,571	$9,723
Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of expected sublease income	—	535	535

Restructuring charge (recovery)	(152)	150	(2)

Charges against the provision:
Payments for excess office space, net of sublease income		(2,971)	(2,971)
Leasehold improvements and other assets written-off		(564)	(564)
Other		149	149

Restructuring payable as of December 31, 2003		$6,335	$6,335

Reversal for reoccupied space		(228)	(228)
Increases in expected sublease income		(684)	(684)
Reduction of deferred rent for reoccupied space		(12)	(12)

Restructuring charge (recovery)		(924)	(924)

Charges against the provision:
Payments for excess office space, net of sublease income		(1,726)	(1,726)
Other		49	49

Restructuring payable as of September 30, 2004		$3,734	$3,734

      At December 31, 2003 and September 30, 2004, the restructuring payable was classified as follows:

	December 31,	September 30,
	2003	2004

Accrued restructuring current	$2,903	$1,705
Accrued restructuring	3,432	2,029

Accrued restructuring total	$6,335	$3,734

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

      On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/ BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/ BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/ BOCO’s registered capital. We account for the investment in LCC/ BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect our proportionate share of LCC/ BOCO’s losses through March 31, 2004, and an additional equity loss of $0.2 million in the second quarter, both of which are recorded in other expense. BOCO has advised us that it has made a strategic decision to exit the wireless telecommunications infrastructure services business and we have agreed to dissolve the joint venture. We have undertaken to transfer selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. After distribution of the assets and cash remaining in the joint venture, we anticipate an additional loss of $0.2 million, which we recorded in other expense in the accompanying condensed consolidated statement of operations.

      In April 2003, we formed LCC Wireless Communications Espana S.A. (“LCC Espana”), as a subsidiary organized under the laws of Spain. At the time of formation, 30% of the equity shares of LCC Espana were owned by an unaffiliated local construction firm, Insyte Instalaciones, S.A. (“Insyte”). In late September 2004, we redeemed Insyte’s interest in LCC Espana in consideration for approximately Euro 14,000 in payments to Insyte. As a result, LCC Espana became a wholly-owned subsidiary of the company.

(8) Line of Credit

      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of December 31, 2003, Detron had $1.8 million outstanding under the credit facility compared to $1.3 million as of September 30, 2004.

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

      Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total

	2003	2004	2003	2004	2003	2004

Three Months Ended September 30,
Revenues:
From external customers	$13,488	$35,284	$15,143	$19,494	$28,631	$54,778
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$13,488	$35,284	$15,143	$19,494	$28,631	$54,778

Income (loss) before taxes	(163)	4,119	685	478	522	4,597
Total assets	18,319	51,144	42,675	58,026	60,994	109,170

	Americas		EMEA		Segment Total

	2003	2004	2003	2004	2003	2004

Nine Months Ended September 30,
Revenues:
From external customers	$27,020	$95,022	$35,908	$54,550	$62,928	$149,572
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$27,020	$95,022	$35,908	$54,550	$62,928	$149,572

Income (loss) before taxes	(2,138)	9,955	(598)	(253)	(2,736)	9,702

      A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Revenues:
Revenues for reportable segments	$28,631	$54,778	$62,928	$149,572
Revenues for non-reportable segments	719	1,567	1,749	4,440

Total consolidated revenues	$29,350	$56,345	$64,677	$154,012

Assets:
Assets for reportable segments			$60,994	$109,170
Assets not attributable to reportable segments:
Cash and cash equivalents			23,413	13,811
Restricted cash			—	222
Short-term investments			534	—
Receivables			916	2,331
Deferred and prepaid taxes			5,672	4,655
Property and equipment			1,151	868
Investments			462	643
Prepaid and other			179	394

			32,327	22,924

Total consolidated assets			$93,321	$132,094

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Income (loss) before income taxes for reportable segments	$522	$4,597	$(2,736)	$9,702
Restructuring charge	(150)	—	2	924
Income (loss) before income taxes for non-reportable segments	(1,823)	(2,950)	(5,692)	(8,438)

Income (loss) from operations before income taxes	$(1,451)	$1,647	(8,426)	$2,188

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, these statements can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. The statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These statements include, among others, our estimates of future revenues and our expectations that those revenues will fluctuate significantly, our belief that we have adequate cash, available borrowing capacity and short-term investments which will satisfy cash requirements for at least the next twelve months, and our ability to pursue and secure new business opportunities.

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

Americas:
  Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the third quarter of 2004, Americas generated approximately 63% of our total revenue.

EMEA:
  Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Germany, Spain, Greece and the Middle East. In the third quarter of 2004, EMEA generated approximately 35% of our total revenue.

Asia & other:
  This includes our operations in Asia, the Wireless Institute and LCC Wireline. In the third quarter of 2004, these combined operations generated approximately 2% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing, Singapore and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.

      Our primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts, we recognize revenues based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs on completion. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

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

      Another critical statistic that we monitor is our contract backlog, which at September 30, 2004, comprised firm backlog of $82 million and implied backlog of $5 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. However, our current implementation plans call for the delivery of significant network deployment revenues over the course of 2004, so it is reasonable to expect that our backlog will decline in the short term.

      Since 1999, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 1999 we disposed of our hardware and software products business for cash proceeds of about $22 million; in 2000, we sold our tower business for cash proceeds of about $72 million; and in 2001, we sold certain of our interests in NextWave Telecom, Inc. (NextWave) for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which required total cash commitments of $1.1 million. In 2004, we sold an unsecured claim against NextWave for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

      The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	our customers have faced difficulties in obtaining financing to fund the development, expansion and upgrade of their networks;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self perform work) on our large programs and the associated margin degradation; and

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.

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

      During 2000 to 2002, some of our customers faced difficulty in obtaining the necessary financing to fund the development, expansion and upgrade of their networks. The state of the wireless industry and the overall financial market have an impact on our business, and to the extent there is a slowdown in the wireless sector or the overall economy in the future, there could be an adverse effect on the company.

      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 21.3% and 12.2% of our total revenues for the nine months ended September 30, 2003 and 2004, respectively, and it is expected to be an area of business growth in the future. We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services. In the nine months ended September 30, 2004, approximately 39.4% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 15.4% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.

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

      We have also observed an increase in spending on wireless networks in developing countries. The increase in worldwide terrorism may affect our business in these countries. For example, the U.S. State Department has issued security advisories for U.S. Nationals in Saudi Arabia and certain other countries in the Middle East. While we tend to staff these projects largely with local or regional personnel, we do recognize that undertaking work in such areas at this time carries a higher level of operating and political risk than in other more developed areas.

Results of Operations

      The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2004		2003		2004

	(in		(in		(in		(in
	thousands)		thousands)		thousands)		thousands)
Revenues:
Americas	$13,488		$35,285		$27,020		$95,023
EMEA	15,143		19,494		35,908		54,550
Asia and other	719		1,566		1,749		4,439

	$29,350		$56,345		$64,677		$154,012

	(% of revenue)		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$11,457	84.9%	$29,653	84.0%	$23,252	86.1%	$80,548	84.8%
EMEA	11,922	78.7	15,108	77.5	28,783	80.2	42,942	78.7
Asia and other	377	52.4	1,254	80.1	1,180	67.5	3,261	73.5

	$23,756	80.9%	$46,015	81.7%	$53,215	82.3%	$126,751	82.3%

Gross margins:
Americas	$2,031	15.1%	$5,632	16.0%	$3,768	13.9%	$14,475	15.2%
EMEA	3,221	21.3	4,386	22.5	7,125	19.8	11,608	21.3
Asia and other	342	47.6	312	19.9	569	32.5	1,178	26.5

	$5,594	19.1%	$10,330	18.3%	$11,462	17.7%	$27,261	17.7%

Americas

      In the third quarter of 2003, network deployment represented $5.5 million of revenue, comprising the early stages of the US Cellular contract award received in the previous quarter, and the completion of several smaller projects for certain other customers. RF/wireless design business continued to grow and represented $7.7 million of revenue. Cost of revenue and gross margins for network deployment were adversely affected by contract losses on certain small projects resulting in gross margins of less than 7%, while gross margins for RF/wireless design business exceeded 20%. Overall, the blended gross margin for the network deployment and RF/wireless design business combined in the Americas was 15.1%.

      For the first nine months of 2003, network deployment represented $9.6 million of revenue, reflecting the lack of revenues in contract backlog from any significant contract awards. RF/wireless design business continued to grow during the period and represented about $16.6 million of revenue. Cost of revenues and gross margins for network deployment were depressed by contract losses and gross margins were almost 0% for the first nine months of the year. RF/wireless design business recorded cost of revenues and gross margins more in line with our expectations, and gross margins for the first nine months were 21.7%. The combined effect of the network deployment and RF/wireless design business was to record gross margins of 13.9% for the nine months.

      In the third quarter of 2004, we continued to implement the US Cellular and Sprint network deployment projects, with a major emphasis on subcontracted construction activities. Network deployment represented about $25.8 million of revenue, an increase of more than $20 million over the same period in 2003. RF/wireless design business continued to grow steadily and represented about $8.3 million of revenue, an increase of only $0.6 million over the same period in 2003. Cost of revenues and gross margins for network deployment for the third quarter of 2004 were affected by the large percentage of subcontracted construction activity in the quarter, resulting in gross margins of 12.2%. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, resulting in gross margins of 27.0% for the quarter. The combined effect of the network deployment and RF/wireless design business was to record gross margins of 16.0% for the quarter.

      For the first nine months of 2004, network deployment and RF/wireless design represented about $64.8 million and $27.8 million of revenues, respectively. Cost of revenues and gross margins for the nine months reflected the mix of the business and the significant volume of subcontracted work, so that gross margins for the nine months for network deployment and RF/wireless design amounted to 11.9% and 22.7%, respectively, a combined gross margin for the region of 15.2%.

EMEA

      In the third quarter of 2003, our operations in EMEA largely reflected the businesses that we had acquired in late 2001 and 2002 together with the projects that we had won in Algeria. These businesses in the developed countries of Italy, United Kingdom and the Netherlands accounted for about 60% of the total revenue for the quarter, while our projects in Algeria accounted for about 40%. During the quarter, the differentiation in profitability between the core businesses in the developed countries and the business in the lesser developed countries such as Algeria became apparent. Gross margins of the businesses in developed countries were 15.0% while gross margins for the lesser developed countries exceeded 30%, resulting in an overall gross margin for the region of 21.3%.

      For the first nine months of 2003, the businesses in developed countries generated about 75% of revenues for the period and about 55% of gross profit, while the lesser developed countries generated about 25% of revenue and 45% of gross profit.

      In the third quarter of 2004, revenues grew to $19.5 million, an increase of $4.4 million over the same period in 2003. Growth in the businesses in developed countries accounted for about $1.3 million of this increase and about $3.1 million was attributable to the growth in lesser developed countries, such as Saudi Arabia. During the third quarter of 2003, the gross margins of the businesses in developed countries were adversely affected by higher than expected costs of revenue for certain deployment projects, resulting in gross margins falling to about 12% of revenues. Gross margins for the businesses in lesser developed countries, which are primarily time and materials contracts, improved to 34.0%. Overall, gross margins for the region were 22.5%

      For the first nine months of 2004, revenues grew to $54.6 million, an increase of $18.6 million over the same period in 2003. Growth in the businesses in developed countries accounted for $7.0 million of this increase, while the businesses in lesser developed countries accounted for $11.6 million, $8.5 million of which was attributable to Saudi Arabia alone. Developed countries generated about 62% of the revenue for period and 42% of the gross profit, while the lesser developed countries generated 38% of the revenue and 58% of the gross profit. Gross margin improved from 19.8% for the first nine months of 2003 to 21.3% for the same period in 2004 largely because of the reduced profitability in the developed countries being offset by the increasing share of the more profitable businesses in the lesser developed countries.

Asia and other

      Asia and other generated revenues of $0.7 million in the third quarter of 2003 and about $1.5 million in the third quarter of 2004, an increase of $0.8 million. In 2003, these revenues were generated by our operations in Asia and our Wireless Institute. In the second half of 2003, we started a new initiative, LCC Wireline, and this accounted for all of the increase in revenues of $0.8 million. Gross margins in the wireline business are broadly consistent with our RF/wireless design business, and while the gross profits for the first nine months of 2004 have increased in absolute terms compared to the same period in 2003 largely due to the results of the Wireline business, the gross margin of Asia and other has decreased overall from 32.5% for the first nine months of 2003 to 26.5% for the same period in 2004.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(in thousands)		(in thousands)
Operating expenses:
Net bad debt expense (recovery)	$(816)	$36	$(2,072)	$136
General and administrative	4,934	5,893	15,659	18,626

Total general and administrative	4,118	5,929	13,587	18,762

Sales and marketing	1,302	2,072	4,739	5,724
Restructuring charge (recovery)	150	—	(2)	(924)
Depreciation and amortization	1,338	728	2,944	2,097

	$6,908	$8,729	$21,268	$25,659

      In 2003 bad debt recoveries were mostly attributable to the recovery of amounts previously provided in 2002 for a fixed price contract in Algeria.

      The increase in general and administrative expenses in the third quarter of 2004 compared to the same period in 2003 is largely attributable to support costs for our contract in Saudi Arabia, which we started in the first quarter of this year and an increase in our estimated costs for compliance with the requirements of the Sarbanes-Oxley Act of 2002. The increase in sales and marketing costs in the third quarter of 2004 compared to the same period in 2003 is largely attributable to the sales commissions for our contract in Saudi Arabia.

      The reduction in costs due to restructuring, results from our latest estimates of the restructuring reserve, which we established in 2002. The reserve represents the future costs of excess office space, offset by our estimates of future income from sublease agreements. We have continued to sublet excess space, either at rates better than anticipated or earlier than anticipated, and this changes our estimates of future sublease income.

      The decrease in depreciation and amortization expense in the periods ending at September 30, 2004 compared to the same periods in 2003 is primarily attributable to writing off the $0.5 million unamortized balance of intangible cost for a trade name acquired in the acquisition of Smith Woolley Telecom, which we have ceased to use.

Other Income and Expense

	Three Months		Nine Months
	Ended		Ended September
	September 30,		30,

	2003	2004	2003	2004

	(in thousands)		(in thousands)
Other income (expense):
Interest income	$49	$23	$246	$134
Interest expense	(49)	(60)	(98)	(152)
Other:
Gain on investments	—	—	1,000	766
Impairment of investment	—	—	—	(181)
Other	137	83	232	19

	137	83	1,232	604

	$137	$46	$1,380	$586

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

      Impairment of investment of $0.2 million relates to our investment in the joint venture in China, LCC/ BOCO (see note 7 to the consolidated financial statements).

      Other income and expense are mostly attributable to foreign currency gains and our share of equity losses in the LCC/ BOCO joint venture.

Tax Benefit or (Expense)

      The expense for income taxes of $0.4 million in the third quarter of 2004 was based on an estimated effective income tax rate of 25.9% for the quarter. This compares to a tax benefit of $0.4 million, based upon an estimated effective tax rate of 29.4% for the third quarter of 2003. The tax expense of $1.2 million and the tax benefit of $1.3 million for the nine months ended 2004 and 2003, respectively, were computed at an estimated effective income tax rate of 55.2% and 15.0%, respectively. The tax expense in 2004 is driven by statutory taxes in jurisdictions in which we are currently profitable and are anticipating the payment of income taxes. The estimated effective income tax rate is significantly higher than the statutory tax rates for the nine months ended September 30, 2004 due to losses generated in foreign jurisdictions for which we have not taken income tax benefits.

Net Income (Loss)

      In the third quarter of 2003, revenues of $29.4 million generated an operating loss of $1.3 million and resulted in a loss before tax of $1.4 million. We recorded a tax benefit of $0.4 million and reported a net loss of $1.0 million. For the first nine months of 2003, revenues of $64.7 million generated an operating loss of $9.8 million, which was reduced by other income of $1.4 million (primarily due to cash received of $1.0 million for the sale of our pre-petition interest in NextWave), and resulted in a loss before tax of $8.4 million. We recorded tax benefit at an estimated rate of 15.0% for the year and reported a net loss of $7.2 million.

      In the third quarter of 2004, revenues of $56.3 million generated operating income of $1.6 million resulting in income before tax of $1.6 million. We recorded a tax expense of $0.4 million based on an estimated tax rate of 25.9% for the quarter, and reported net income of $1.2 million. For the first nine months of 2004, revenues of $154.0 million generated an operating income of $1.6 million, which after recording other income and expense for the Koll claim and our losses on LCC/ BOCO, resulted in income before tax of $2.2 million. We recorded tax expense of $1.2 million and reported net income of $1.0 million.

Liquidity and Capital Resources

      The following discussion relates to our sources and uses of cash and cash requirements during the nine months ended September 30, 2003 and 2004.

Sources and Uses of Cash

	Nine Months Ended
	September 30,

	2003	2004

	(in thousands)
Net cash used in operating activities	$(10,864)	$(9,045)
Net cash used in investing activities	(1,463)	(2,798)
Net cash provided by (used in) financing activities	1,515	1,318

Net decrease in cash and cash equivalents	$(20,812)	$(10,525)

      In the first nine months of 2003, activities continued at a comparatively low level; we reported revenues of $64.7 million and a net loss of $7.2 million. Cash used in operating activities was $10.9 million and cash used in investing activities was $1.5 million; cash generated from financing activities of $1.5 million was mostly attributable to borrowings made under the line of credit established in the second quarter of 2003 for LCC Detron, in the Netherlands. Overall, cash decreased by $10.8 million during the period.

      In the first nine months of 2004, activities were significantly increased compared to 2003; revenues of $154.0 million resulted in net income of $1.0 million. Cash used in operating activities in the period was $9.0 million, largely attributable to an increase in receivables of $25.3 million, partly offset by an increase in accounts payable and accrued expenses of $14.5 million. Cash used in investing activities was $2.8 million, a significant part of which was attributable to the purchase of test and measurement equipment for new contracts won in the EMEA region, while cash generated by financing activities was $1.3 million. Overall, cash decreased by $10.5 million during the period.

Cash Requirements

	December 31, 2003	September 30, 2004

	(thousands)
Cash and cash equivalents	$28,943	$18,418
Restricted cash	1,568	1,194
Short-term investments	520	—

Total cash and short-term investments	$31,031	$19,612

Line of credit	$1,840	$1,291

Working capital	$54,980	$55,300

      During the first nine months of 2004 the principal requirements for cash was to finance the increase in receivables of $25.3 million. A significant part of this increase in receivables was funded through our vendors, and accounts payable and accrued expenses increased by $14.5 million in the period. We have granted extended payment terms to one customer in Algeria, and this contract accounted for about 6% of the receivables at the end of the third quarter. However, we expect to collect about 60% of the total amount due from this customer by the end of this year and the remaining 40% in the first half of next year. We have also experienced growth in our unbilled receivables as we performed work on major deployment programs ahead of contractual billing milestones.

      In the third quarter of this year, we experienced a reduction in our cash requirements and an increase in cash and cash equivalents as we collected certain extended receivables and completed certain billing milestones associated with our large deployment programs. We currently expect our total cash balances to decrease marginally by the end of this year. We believe that for at least the next twelve months we have adequate cash to fund our operations. However, this expectation is subject to risk if we have any delays on our large deployment contracts.

      As of September 30, 2004, we had no material cash commitments and had not engaged in any off-balance sheet financing.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue recognition

      Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 79.0% and 74.0% for the nine months ended September 30, 2003 and 2004, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2003 and September 30, 2004, respectively, we had $35.0 million and $45.3 million of unbilled receivables.

Allowance for doubtful accounts

      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2003 and the quarter ended September 30, 2004, we derived 72.9% and 85.6%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 81.2% and 73.2% of our net receivable balance as of December 31, 2003 and September 30, 2004, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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

      Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $8.3 million and $10.0 million as of December 31, 2003 and September 30, 2004, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. These deferred tax assets primarily consist of foreign net operating losses carried forward, foreign tax credits and non-cash compensation accruals relating to stock options issued under a phantom membership plan in effect prior to our initial public offering. The net deferred tax assets as of December 31, 2003 and September 30, 2004, were $5.0 million and $4.0 million, respectively.

Restructuring charge

      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of September 30, 2004 that we will receive $11.6 million in sublease income, of which $10.2 million is committed.

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

      Approximately 37.1% of the Company’s revenues were generated outside the United States for the nine months ended September 30, 2004, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2004 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $ 0.1 million during the nine months ended September 30, 2004. As of September 30, 2004, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $11.7 million.

      We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London and U.S. operations at September 30, 2004 (denominated in Euros) include Italy in the amount of $1.8 million and the Netherlands in the amount of $0.7 million. These balances generated a foreign exchange gain of $0.1 million included in our consolidated results at September 30, 2004. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.1 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.

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

Item 4:     Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2004, our disclosure controls and procedures were effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b) Changes in internal control

      During the period covered by this report, there were no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting.

      As a result of the Sarbanes Oxley Act of 2002, we are subject to new rules requiring our management to report, in our 2004 Annual Report, on the effectiveness of our internal controls over financial reporting, and further requiring our independent auditor to attest to this report. Since mid 2003, as standards continued to evolve, we have been actively preparing for this requirement by evaluating, documenting and testing our internal controls over financial reporting throughout our domestic and international operations. Due to final standards recently published by the Public Company Accounting and Oversight Board (PCAOB), we have additional work to complete beyond our original plans to comply by the end of 2004. Given the geographic scope of our current operations, including historical operations in the United Kingdom, Italy and the Netherlands as well as newer operations in countries such as Algeria and Saudi Arabia that have only recently become material for our financial reporting, we are uncertain whether the Company and our independent auditor will successfully complete all the tasks that must be completed by year end to fully comply with PCAOB’s published standards. Although our procedures to date have not uncovered any significant deficiencies or material weaknesses in our system of internal controls over financial reporting, there can be no assurance that the Company and its independent auditor will be able to complete the required tasks in all significant Company locations by year end.

PART II:     OTHER INFORMATION

Item 1:     Legal Proceedings

      We are party to various non-material legal proceedings and claims incidental to our business. We do not believe that these matters will have a material adverse impact on our consolidated results of operations or financial condition.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

      Not Applicable

Item 3:	Defaults Upon Senior Securities

      Not Applicable

Item 4:	Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5:	Other Information

      Not Applicable

Item 6:	Exhibits

3.1	—	Restated Certificate of Incorporation of the LCC International, Inc. (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.35	—	Form of Terms and Conditions and Option Grant Letter under the LLC International, Inc. Amended and Restated Equity Incentive Plan.
11	—	Calculation of Net Income Per Share
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 12, 2004