Form 10-K
period 2004-12-31
LCC INTERNATIONAL INC
filed 2005-03-23
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2004, based upon the last reported sale price of the registrant’s Class A common stock on the NASDAQ National Market on that date, was $96,299,499 million.
      As of March 3, 2005, the registrant had outstanding 20,286,949 shares of class A common stock, par value $.01 per share, and 4,427,577 shares of class B common stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
      (1) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 — 14 of this Form 10-K.

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
      Since our inception, we have delivered wireless network solution services to more than 350 customers in over 50 countries. Customers outside of the United States accounted for 51.0% and 41.3% of our revenues for the years ended December 31, 2003 and 2004, respectively.
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
      Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in 3G to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, music on-demand, online-banking, locations-based services and interactive games.

Key Drivers of Change in Our Business
      Historically, the key drivers of change in our business have been: (i) the issuance of new or additional licenses to wireless service providers; (ii) the introduction of new services or technologies; (iii) the increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers and the scarcity of wireless spectrum; and (iv) the increasing complexity of wireless systems in operation. Each of these key drivers is discussed below.

•	The issuance of new or additional licenses to wireless service providers. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be located and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation then must be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance.

•	The introduction of new services or technologies. Although wireless service providers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases has resulted in wireless service providers and equipment vendors focusing on their core competencies and, as a result, outsourcing an increasing portion of their network services. Recently, several wireless service providers have upgraded or have begun upgrading their networks to reduce the rate at which customers deactivate their wireless services and to accommodate two recently introduced services: (i) push-to-talk, which allows wireless callers to instantly connect directly with other wireless callers using the same network simply by pressing a button on their handset (similar to a two-way radio); and (ii) multimedia messaging, which allows wireless users to send and receive messages with a combination of media elements such as text, image, sound and video.

•	The increases in the number of wireless subscribers, the increase in usage by those subscribers, and the scarcity of wireless spectrum. The increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers, and the scarcity of wireless spectrum require wireless service providers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

•	The increasing complexity of wireless systems. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies such as 2.5G and 3G with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network. The consolidation of networks also drives a need for resources to plan, optimize and implement change in existing networks.

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

•	Speed to market. Our expertise, global presence and processes enable us to respond quickly to support our customers’ deployment objectives. Members of our technical, design and deployment teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Worldwide depth of resources. Our system deployment professionals collectively have experience deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2004, approximately 54% of our billable employees were employed outside the United States and represented 49 different nationalities. During the past 20 years, our professionals have designed wireless networks employing all major technologies in North America, Europe, Asia, Latin America, the Middle East and Africa. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates.
LCC Services
      We offer to our wireless customers a complete range of wireless network services, including: (i) high level technical consulting (7.8% of revenues for fiscal 2003 and 8.3% of revenues for fiscal 2004); (ii) design services (30.0% of revenues for fiscal 2003 and 28.2% of revenues for fiscal 2004); (iii) deployment services (59.3% of revenues for fiscal 2003 and 59.1% of revenues for fiscal 2004); and (iv) ongoing operations and maintenance services (2.9% of revenues for fiscal 2003 and 4.4% of revenues for fiscal 2004). In 2004, we derived 18.3% of our revenues from projects involving 2G technology, 62.0% of our revenues from projects involving 2.5G technology, 12.9% of our revenues from projects involving 3G technology, and 6.8% of our revenues from projects involving other technologies.

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
Geographic Organization
      We provide our services through a regional management organization that comprises two principal regions and several smaller divisions. Our primary operating regions are “Americas” and “EMEA” (Europe, Middle East and Africa). Our Americas region, which is headquartered outside Los Angeles, California, provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America, Central and South America. In 2004, Americas generated approximately

58.1% of our total revenue. Our EMEA region, which is based in London, is responsible for operations in the U.K., Italy, The Netherlands, Algeria, Germany, Spain, Greece and Saudi Arabia. In 2004 we established a marketing office in Dubai for our EMEA region. In 2004, EMEA generated approximately 39.4% of our total revenue.
      We also have an “Asia and other” region which, in 2004, comprised our Asia operations, our Wireless Institute and our wireline service groups. In 2004, these combined operations generated approximately 2.5% of our total revenues. Our operations in Asia comprised a marketing office in Sydney and a representative office in Beijing. Through our Wireless Institute, we provide training to our engineers and customers covering the latest technologies developed and employed throughout the world.
      For financial information about our operating segments, please see note 19 to our consolidated financial statements on page 64.
Business Strategy
      The principal elements of our business strategy are to: (i) provide end-to-end services; (ii) increase our presence in new geographic areas to capitalize on emerging opportunities; (iii) benefit from parallel market opportunities by using our current knowledge base; and (iv) attract and retain highly qualified personnel.

•	Provide end-to-end services. We provide integrated end-to-end solutions ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. Our ability to provide end-to-end, or turnkey, services enables our wireless customers to engage a single, responsible party who is accountable for delivering and managing its wireless network under a single contract. Accordingly, we leverage initial consulting opportunities to secure later-stage system design and deployment contracts. Engagements to provide design and deployment services help us secure ongoing operations and maintenance projects, which is an emerging market segment. Providing ongoing operations and maintenance services, in turn, positions us well for additional opportunities as wireless service providers must either upgrade their existing networks or deploy new networks to benefit from the latest available technologies. For example, during 2003, we were engaged to perform turnkey services for U.S. Cellular and Sprint. In U.S. Cellular’s case, we were retained to provide network design, site acquisition, zoning, permitting, civil engineering and construction services. In Sprint’s case, our history of performance in engineering engagements helped us secure work for the remaining turnkey activities. Many clients initially engage us to perform specific services, such as engineering services. Once we secure a client relationship, we work to expand our relationship to provide additional services offered by the company. We do this by understanding the client’s needs and leveraging our reputation and demonstrated performance on client engagements. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Self-performed work generally carries higher profit margins than subcontracted work.

•	Increase our presence in new geographic areas to capture additional growth opportunities. In order to realize the full benefit of wireless deployment worldwide, we target areas with strong potential growth by creating a localized presence. We pursue this effort through establishing a local presence, pursuing strategic acquisitions or entering into partnerships to reach new markets. We currently have a localized presence in Algeria, Brazil, China, Germany, Saudi Arabia, Greece, Italy, Spain, The Netherlands and the United Kingdom in addition to the United States, and are considering expansion into other markets. To increase our local presence in emerging areas, we have entered into several strategic acquisitions and investments. In particular: (i) in January 2002 we acquired Smith Woolley Telecom, a consulting firm in the United Kingdom specializing in site search, acquisition, design, build, management and maintenance services; (ii) in July 2002 we acquired 51% of Detron LCC Network Services, B.V., or Detron, a newly formed consulting firm in The Netherlands specializing in deployment, management and maintenance services; and (iii) we have opened a marketing office in Dubai from which we have pursued and secured projects in Saudi Arabia and Qatar. We intend to continue to pursue organic growth in new markets as well as take advantage of such opportunities as may occur to acquire or partner with high quality company that accelerate our access to, and provide us with a local presence in, new markets.

•	Benefit from parallel market opportunities using our current knowledge base. We actively seek to expand into new markets through the use of our comprehensive knowledge of wireless voice and data communications networks. We also believe that the rapid growth in the worldwide use of wireless telecommunications has created a need for our services in related fields. For example, because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. Because our fixed network engineers determine the most effective method to connect cell sites to the wireline backbone, and because many of the types of engineering services provided to wireline operators are similar to the types of services we provide in the wireless area, we have been engaged to provide wireline-related services by wireless service providers and equipment vendors. We also are exploring fixed and mobile wireless opportunities in the government and enterprise sectors. The United States government is exploring ways to provide reliable wireless connectivity for all “first-responders” and other law enforcement and public safety agencies using both existing and new networks and technologies. Large enterprises also are beginning to explore how wireless technologies such as the existing cellular and personal communication system, or PCS, services, as well as the new Wi-Fi and WiMax technologies, may be used to enhance productivity and reduce operating expenses. We have already provided consulting services to both government agencies and corporate customers and we intend to expand our opportunities in these areas.

•	Attract and retain highly qualified personnel. As a service business, our success depends on our ability to attract, train and retain highly skilled professionals. As a result, we seek to recruit highly skilled personnel, facilitate their professional development and create a business atmosphere that encourages their continued employment. As of December 31, 2004, we had 960 employees, of which 792 were billable employees. As of that date, approximately 54% of our billable employees were employed outside of the United States. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates. Recognizing the critical importance of retaining highly qualified personnel for our business, we work closely with our employees to develop and enhance the technical, professional and management skills required to be successful at our company. Our senior management believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. For example, C. Thomas Faulders, III, our chief executive officer, hosts monthly teleconference meetings with all employees to foster an open working environment. We recognize that preserving our culture requires our employees to have a stake in the success of our business. For that reason, we have granted stock options to a significant majority of our employees, including our clerical and administrative support staff. We also invest in all of our professionals by expanding their professional education through our Wireless Institute, which provides training for our engineers and our customers covering the latest technologies developed and deployed throughout the world.

Customers and Backlog
      We provide consulting, design, deployment, and operations and maintenance services to wireless service providers, telecommunications equipment vendors, satellite service providers, systems integrators and tower companies. In 2004, revenues from U.S. Cellular were 22.6% of our total revenues and revenues from Sprint were 19.0% of our total revenues. Some of our customers include:

Cingular
Ericsson
H3G
Nextel
O2
Sprint
T-Mobile
U.S. Cellular
      Our top ten customers accounted for 81.7% of total revenues for the year ended December 31, 2004.
      Our firm backlog was approximately $54.6 million at December 31, 2004. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $7.5 million as of December 31, 2004. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment. Our contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience. Our firm backlog was approximately $109 million and our implied backlog was approximately $5 million at December 31, 2003.
Sales and Marketing
      We sell and market our consulting, design, deployment, and operations and maintenance services through the collaborative efforts of our sales force, our senior management, our marketing group and our Wireless Institute. Excluding our Wireless Institute staff, as of December 31, 2004, we employed 20 full-time sales and marketing staff, based in our offices in China, Italy, the United Kingdom, the United States and The Netherlands.

Sales
      We have established sales forces in three regions of the world: (i) Americas (North, Central and South), (ii) Europe, the Middle East and Africa and (iii) Asia-Pacific. Our sales forces in those regions work in conjunction with our senior executives to develop new client relationships. Sales personnel and our senior management proactively establish contact with targeted prospects to identify potential sales opportunities and work to establish awareness and preference for our services. Because customers’ purchase decisions often involve an extended decision making process requiring involvement of their technical personnel, our sales personnel work collaboratively with our technical consulting and deployment personnel to develop new sales leads and secure new contracts. We have one sales person located in China who operates in a similar fashion to develop opportunities in the Asia Pacific region. In developing countries, such as Saudi Arabia, we supplement our sales personnel with local representatives.

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
Competition
      The market for technical consulting, design, deployment, and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, we believe that the competition in Europe is particularly fragmented with numerous small, regional independent service providers. Our competitors fall into six broad categories:

•	internal staffs of wireless and wireline service providers;

•	telecommunications equipment vendors, such as Ericsson and Nortel, which frequently provide design and deployment services as part of an equipment sale or pursue large scale outsourcing contracts on an independent basis;

•	independent service companies, such as Wireless Facilities, Inc., which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	construction and project management companies, such as Bechtel Group Inc. and General Dynamics, for the deployment of wireless networks;

•	tower ownership and management companies, such as Crown Castle International and American Tower Corporation, which provide tower deployment service capabilities; and

•	information technology and consulting companies such as Bearing Point, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.
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

Employees
      As of December 31, 2004, we had 960 full-time employees worldwide. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we have not experienced any work stoppages.
International Operations
      During the last four years, we have entered into a number of strategic acquisitions and investments to enhance our international wireless capabilities and establish a local presence in several countries. Our operations in the United Kingdom, Italy, and The Netherlands are a direct result of three such investments. In 2004, 58% of our revenues in the EMEA region were derived from these three countries.
      We also establish local capabilities by virtue of receiving an award of a project in a new country. More recent examples of this type of expansion are Saudi Arabia and Algeria, which comprised 38% of our revenues in the EMEA region in 2004.
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
      For financial information about our international operations, please see note 19 to our consolidated financial statements on page 64.
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
      For the years ended December 31, 2003 and 2004, we derived 72.9% and 81.7%, respectively, of our total revenues from our ten largest customers. We believe that a limited number of customers will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

Recent and continuing consolidations among wireless service providers may result in a significant reduction in our existing and potential customer base, and, if we are unable to maintain our existing relations with such providers or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.
      The level of merger activity among telecommunications operators has increased markedly in the past twenty-four months and this trend is continuing. One of our customers, AT&T Wireless, has merged with Cingular. One of our largest customers, Sprint, has entered into a merger agreement with Nextel. These consolidations have and will reduce the number of companies comprising that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. Given that, as discussed elsewhere in this section, we have historically derived a significant portion of our revenues in any given year from a limited number of large projects and at any given time we may not be able to reduce costs in response to any decrease in our revenues. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.

Many of our customers face difficulties in obtaining financing to fund the expansion of their wireless networks, including deployments and upgrades, which may reduce demand for our services.
      Due to downturns in the financial markets in general since 2000, and specifically within the telecommunications financial markets, many of our customers or potential customers have had and may continue to have trouble obtaining financing to fund the expansion or improvement of their wireless networks. Some customers have also found it difficult to predict demand for their products and services. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. Our customers may slow or postpone deployment of new networks and development of new products, which reduces the demand for our services.

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
      Our firm backlog was approximately $54.6 million at December 31, 2004. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met:

•	the price of the work to be done is fixed;

•	the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and

•	there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed.
      We also had implied backlog of approximately $7.5 million as of December 31, 2004. We define implied backlog as the estimated revenues from master service agreements and similar arrangements which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.
      Our backlog includes orders under contracts that in some cases extend for several years. The amount of our backlog that we may recognize as revenues during any fiscal quarter may vary significantly because the receipt and timing of any revenues is subject to various contingencies, many of which are beyond our control. Further, the actual realization of revenues on engagements included in our backlog may never occur or may change because a project schedule could change or the project could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog at December 31, 2004, our operating results for our 2005 fiscal year as well as future reporting periods may be materially harmed due to decreased revenues.

A large percentage of our revenues comes from fixed price contracts, which require us to bear the risk of cost overruns.
      A large percentage of our revenues is derived from fixed price contracts and our reliance on fixed price contracts may continue to grow. The portion of our revenues from fixed price contracts for the years ended December 31, 2002, 2003 and 2004 was 61.1%, 79.1% and 74.9%, respectively. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

Because we recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, increases in estimated project costs could cause fluctuations in our quarterly results and adversely affect our operating results.
      We recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, which requires considerable judgment since this technique relies upon estimates or budgets. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and recognize revenues based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, the revenues that we recognize in a given quarter depend on, among other things, costs we have incurred for individual projects and our then current estimates of the total costs of the individual projects. If in any period we significantly increase our estimate of the total costs to complete a given project, we may recognize very little or no additional revenues with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that our cost estimates fluctuate over time or differ from actual costs, our operating results may be materially affected. As a result of these challenges associated with fixed price contracts, our gross profit in future periods may be significantly reduced or eliminated.

If the percentage of our revenues derived from construction related activities increases, our gross margins and our net income may suffer.
      We have historically earned lower relative gross margins on construction related activities. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Subcontracted work generally carries lower profit margins than self-performed work. If the proportion of construction related services we deliver increases, then our gross margins and net income may suffer. In 2004, 39.9% of revenues were attributable to construction related services.

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
      Customers outside the United States accounted for 51.0% and 41.3% of our revenues for the years ended December 31, 2003 and December 31, 2004, respectively. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

•	the effects of terrorism;

•	the general economic and political conditions in each country;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States;

•	tariff and trade regulations;

•	management of a geographically diverse organization;

•	difficulties and increased expenses in complying with a variety of foreign laws and regulations, including labor, employment and immigration laws;

•	changes in the applicable industry regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which wireless licenses are awarded; and

•	the inability to benefit from tax losses incurred in different foreign jurisdictions.
      Expansion of our international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could harm our results of operations. In addition, the high cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 and with implementing regulations from the Securities and Exchange Commission with further guidance from the Public Accounting Oversight Board might also adversely affect our international operations where the tremendous time burdens associated with such compliance could further reduce our profitability.

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

Our ability to reduce our general and administrative expenses is limited.
      Because a significant portion of our general and administrative expenses are fixed, our ability to reduce those expenses in proportion to any decrease in the revenues we generate is limited. The enactment of the Sarbanes-Oxley Act of 2002, and implementing regulations, has significantly increased the cost of being a public company. Our costs in 2003 and 2004 to comply with Sarbanes-Oxley 404 requirements were approximately $1.7 million. Sarbanes-Oxley compliance is particularly difficult for us given the international scope of our operations and our overall cost of compliance relative to our size. Our international reach also brings a need for local general and administrative capabilities to accommodate local practices and comply with local legal requirements, including employment, tax and similar matters. We believe that our ability to reduce these expenses significantly without materially changing our strategy of localization and potentially jeopardizing our continued legal compliance is limited. As a result, we do not expect that we will always be able to reduce these expenses in proportion to significant decreases in our revenues, which could have a material adverse effect on our net margins.

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

We may be unable to satisfy the accounting guidelines that govern the determination of the realizable value of a deferred tax asset in a given tax jurisdiction, thus eliminating our ability to recognize as an asset the tax benefit of operating losses in the same jurisdiction and causing a reduction in our overall consolidated profitability.
      There are stringent rules that govern the realizable value of a deferred tax asset. As we closed out the fourth quarter of 2004, we determined that our circumstances in the US tax jurisdiction had changed to such an extent that it was appropriate to establish a valuation allowance for a large part of the US deferred tax assets, and this resulted in an increased tax expense of $3.6 million in the fourth quarter. To the extent that the circumstances which caused us to establish a valuation allowance for deferred tax assets in the fourth quarter of 2004 occur in the future, our profitability will be adversely affected.

If we fail to retain our key personnel and attract and retain additional qualified personnel, our ability to operate our business may be adversely affected.
      Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key personnel. We cannot guarantee that we will be able to attract and retain key personnel or executive management in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth. The loss of any of our key employees, in particular C. Thomas Faulders, III, our chairman of the board and chief executive officer, could adversely affect our ability to generate revenues and operate our business. We do not have an employment agreement or any other agreement that obligates Mr. Faulders to remain with us.

RF Investors, L.L.C., whose interests may not be aligned with yours, controls our company, which could result in actions of which you or other stockholders do not approve.
      RF Investors owns all of the outstanding shares of our outstanding class B common stock, which carries 10 to 1 voting rights and represents approximately 68.7% of the combined voting power of our class A and class B common stock. These shares may be sold without the participation of any other stockholder in the sale; however, when shares of class B common stock are sold, the shares automatically convert to class A common stock and lose the 10 to 1 voting rights. RF Investors, its parent company Telcom Ventures, L.L.C., and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and maintenance and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.
      RF Investors may also, by converting its shares of our class B common stock into shares of our class A common stock, obtain a sufficient number of shares of class A common stock (approximately 18% of the total outstanding shares of class A common stock) to influence the outcome of any vote on which the holders of class A common stock are entitled to vote together as a class.
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
      Assuming the conversion of all of RF Investors’ shares of class B common stock into shares of class A common stock, RF Investors owns 4,427,577 shares of class A common stock. An aggregate of approximately 4,470,577 shares of our class A common stock (including shares issuable upon conversion of class B common stock) held by RF Investors and our directors and executive officers are eligible for sale pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended.
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
      The stock market in general, and the market for technology-related stocks in particular, is highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. In addition, for the period from January 1 to December 31, 2004, the average daily trading volume for our class A common stock as reported by The NASDAQ National Market was approximately 177,128 shares. Accordingly, the price of our class A common stock and the trading volume of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

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
Additional Information
      The company’s internet address is www.lcc.com. A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.lcc.com/about/ir/default.htm as soon as reasonably possible after such report is filed with or furnished to the Securities and Exchange Commission.

Item 2.	Properties
      We currently lease approximately 155,000 square feet of office space at our headquarters in McLean, Virginia, under a ten-year lease expiring in 2007. We occupy approximately 49,000 square feet of the McLean facility and currently sublease approximately 82,000 square feet to subtenants. Approximately 24,000 square feet were vacant as of December 31, 2004 and we are actively pursuing additional subleasing opportunities. Since year end, we have been successful in securing subtenants for approximately half of the remaining space.
      We lease approximately 8,600 square feet of office space at our Europe, Middle East and Africa, or EMEA, regional headquarters in London, England, under a 13-year lease expiring in September 2014. We occupy approximately 2,200 square feet of the London facility. In 2003, we assigned approximately 2,200 square feet to a third party assignee, and in July 2004 we sub-let approximately 4,200 square feet on a lease until 2014, with tenant-only break clauses at years 1, 3, and 6.
      In addition, we lease office space in connection with our local operations in North and South America (Mission Viejo, California and São Paulo, Brazil), the United Kingdom (Cambridge, Stockley, Park, Bath, Solihull, Newark, Enfield and Glasgow), Italy (Rome and Milan), The Netherlands (’s Hertogenbosch and Utrecht) and China (Beijing). We also lease space in connection with our regional marketing efforts in Spain and Dubai. In connection with our projects, we lease project office space as required to perform contracts in various locations for our clients.
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
      Since completion of our initial public offering in September 1996, our class A common stock has been quoted on the NASDAQ National Market under the trading symbol “LCCI.” As of March 3, 2005, there were 102 stockholders of record of the class A common stock and one stockholder of record of the class B common stock. As of March 3, 2005, we estimate there were in excess of 3,800 beneficial holders of class A common stock. The following table summarizes the high and low sales prices of the class A common stock by fiscal quarter for 2003 and 2004 as reported on the NASDAQ National Market:

Quarter Ended:	2003

March 31	$1.87 to $2.67
June 30	$2.05 to $3.15
September 30	$2.48 to $6.00
December 31	$4.15 to $6.85

Quarter Ended:	2004

March 31	$5.06 to $9.81
June 30	$3.36 to $6.48
September 30	$3.02 to $4.98
December 31	$3.06 to $6.05
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
Equity Compensation Plan Information
      The following table presents a summary of outstanding stock options and securities available for future grant under our equity compensation plans.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by securities holders
Employee Stock Option Plan	3,531,418	$4.83	2,694,612
Directors Stock Option Plan (Class A Common Stock)	158,400	8.11	91,600
Directors Stock Option Plan (Class B Common Stock)*	45,000	16.88	—
Employee Stock Purchase Plan	—	—	411,928
Equity compensation plans not approved by security holders	—	—	—

Total	3,734,818	$5.12	3,198,140

*	Although the directors stock option plan authorizes the issuance of up to 250,000 shares of class B common stock, the final grant of such options occurred in May 2000 pursuant to the terms of the directors stock option plan.
      Note: We have outstanding options to purchase 15,000 shares of class A common stock to TC Group L.L.C. These options were not issued under one of our equity compensation plans and therefore are not included in the above table.

Item 6.	Selected Financial Data
      Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2004, which have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Form 10-K.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except per share data)
Revenues:
Service	$149,385	$130,609	$67,069	$108,439	$198,607
Tower ownership and management	1,008	—	—	—	—

Total revenues	150,393	130,609	67,069	108,439	198,607

Cost of revenues:
Service	109,952	103,535	58,429	88,998	162,930
Tower ownership and management	333	—	—	—	—

Total cost of revenues	110,285	103,535	58,429	88,998	162,930

Gross profit	40,108	27,074	8,640	19,441	35,677

Operating expenses:
Sales and marketing	7,833	7,068	8,095	6,624	7,986
General and administrative	19,673	15,978	20,311	18,508	27,555
Restructuring charge	(108)	—	13,522	(2)	(1,166)
Gain on sale of tower portfolio and administration, net	(26,437)	(2,998)	(2,000)	—	—
Depreciation and amortization	2,899	3,012	2,884	3,860	2,715

Total operating expenses	3,860	23,060	42,812	28,990	37,090

Operating income (loss)	36,248	4,014	(34,172)	(9,549)	(1,413)

Other income (expense)
Interest income (expense), net	1,688	1,886	818	325	(79)
Other	(787)	22,113	(3,767)	1,218	1,395

Total other income (expense)	901	23,999	(2,949)	1,543	1,316

Income (loss) before income taxes	37,149	28,013	(37,121)	(8,006)	(97)
Provision (benefit) for income taxes	16,531	11,041	(8,451)	(1,483)	5,215

Net income (loss)	$20,618	$16,972	$(28,670)	$(6,523)	$(5,312)

Net income (loss) per share:
Basic	$1.01	$0.83	$(1.37)	$(0.31)	$(0.22)

Diluted	$0.93	$0.81	$(1.37)	$(0.31)	$(0.22)

Weighted average shares outstanding:
Basic	20,360	20,571	20,902	21,292	24,381
Diluted	22,110	20,916	20,902	21,292	24,381
Consolidated Balance Sheet Data (at year-end):
Cash and short-term investments	$42,335	$53,142	$39,329	$31,031	$22,982
Working capital	59,460	72,134	49,959	54,980	51,531
Goodwill and intangibles, net	57	637	11,273	11,958	12,848
Total assets	110,045	112,231	96,723	118,591	126,380
Total debt	—	—	—	1,840	147
Shareholders’ equity	68,416	85,804	61,088	69,768	68,720

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.
Overview
      We provide integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to operations and maintenance services. We have been successful on occasion in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.
      We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).
      Americas: Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In 2004, Americas generated approximately 58% of our total revenue.
      EMEA: Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Saudi Arabia and the Middle East. In 2004, EMEA generated approximately 39% of our total revenue.
      Asia & other: This segment of our business includes our operations in Asia, the Wireless Institute and LCC Wireline. In 2004, these combined operations generated approximately 3% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing, and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.
      Our primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs on completion. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.
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
      Another critical statistic that we monitor is our contract backlog, which at December 31, 2004, comprised firm backlog of $55 million and implied backlog of $7 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
      Since 2000, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 2000, we sold our tower business for cash proceeds of about $72 million; and in 2001, we sold certain of our interests in NextWave Telecom, Inc., or NextWave, for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which required total cash commitments of about $1.1 million. In 2004, we sold an unsecured claim against NextWave for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
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
      During 2000 to 2002, some of our customers faced difficulty in obtaining the necessary financing to fund the development, expansion and upgrade of their networks. The state of the wireless industry and the overall financial market have an impact on our business, and to the extent there is a slowdown in the wireless sector of the overall economy in the future, there could be an adverse effect on the company.
      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 18.9% and 12.9% of our total revenues for the years ended December 31, 2003 and 2004, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.
      In 2004, approximately 39.9% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 21.2% in 2003. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
      We believe our Americas region may benefit from increased spending by certain United States wireless service providers. This increased spending can be attributed to several trends: (i) the implementation of new technologies such as 3G wireless and broadband wireless; (ii) activity generated by efforts to consolidate networks resulting from merger activity in 2004/2005; (iii) network quality enhancement programs to reduce churn; (iv) network expansion and capacity programs geared toward enabling new and enhanced services; and (v) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons.
      We have also observed an increase in spending on wireless networks in developing countries. However, the increase in worldwide terrorism may affect our business in these countries. For example, the U.S. State Department has issued security advisories for U.S. nationals in Saudi Arabia and certain other countries in the Middle East. While we tend to staff these projects largely with local or regional personnel, we do recognize that undertaking work in such areas at this time carries a higher level of operating and political risk than in other more developed areas.
Results of Operations
      The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Years Ended December 31,

	2002	2003	2004

	(in thousands)	(in thousands)	(in thousands)
Revenues:
Americas	$29,706	$53,086	$115,344
EMEA	34,755	53,296	78,285
Asia and other	2,608	2,057	4,978

	$67,069	$108,439	$198,607

		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$26,965	90.8%	$45,334	85.4%	$98,747	85.6%
EMEA	29,600	85.2	42,196	79.2	60,511	77.3
Asia and other	1,864	71.5	1,468	71.4	3,672	73.8

	$58,429	87.1%	$88,998	82.1%	$162,930	82.0%

Gross margin:
Americas	$2,741	9.2%	$7,752	14.6%	$16,597	14.4%
EMEA	5,155	14.8	11,100	20.8	17,774	22.7
Asia and other	744	28.5	589	28.6	1,306	26.2

	$8,640	12.9%	$19,441	17.9%	$35,677	18.0%

Americas
      In 2002, there was a general slow down in wireless infrastructure spending and deployment in the US market. We finished the final stages of the large XM Project that had dominated revenues in the previous two years, incurring a loss of $0.2 million on revenues of $3.4 million. Revenue from projects other than the XM Project of $26.3 million was not able to fully absorb our overhead costs and this led to a gross margin of approximately 9%.
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
      In 2004, the revenue and gross margins for the region were dominated by the execution of the US Cellular and Sprint network deployment contracts, which were in backlog at the start of the year. Network deployment represented $77.4 million of revenue, an increase of more than 200% over the previous year. We continued to use subcontractors for the construction of cell sites in our network deployment business, and in 2004 about 50% of our network deployment revenue was attributable to subcontractors, compared to 17% in 2003. The RF/wireless design business represented revenue of $34.2 million, an increase of 29% over the previous year. Cost of revenues and gross margins for 2004 reflected the mix of the business and the high proportion of subcontractor costs, so that gross margins for network deployment and for RF/wireless design amounted to 11.8% and 20.2% respectively, compared to 7.3% and 21.1% in 2003. The overall gross margin for the region was not materially different in 2004 compared to 2003.
      Following the substantial completion of our US Cellular network deployment contract in 2004, it is reasonable to expect that revenues in the immediate future are likely to be lower than those reported in 2004, as implementation of the Sprint network deployment program continues as planned, while the RF/wireless design business maintains its current level of activity. This reduction of revenue year-over-year may be partially offset by increased spending as customers accelerate their efforts to implement third generation technology and merge two networks. Gross margins are not expected to be materially different from those reported in 2004.
EMEA
      In late 2001, we acquired operations in certain developed countries in the EMEA region, specifically Transmast in Italy in December 2001, Smith Woolley Telecom in the United Kingdom in January 2002 and 51% of Detron in The Netherlands in July 2002, and the revenues in 2002 were mostly attributable to the acquisition and subsequent growth of these operations. In addition, we won our first contract in Algeria and this contributed approximately $1.9 million of revenue in 2002 but it had no effect on the gross margin.
      In 2003, the acquired operations in the developed countries continued to grow, and we won additional programs in Algeria. Total revenues in 2003 amounted to $53.3 million, an increase of $18.5 million over the previous year; of this increase, $12.5 million was attributable to Algeria. Gross margin for the region increased to 20.8% of revenue, which reflected improved efficiencies as the acquired operations in developed countries grew in volume, coupled with a higher proportion of self-perform services from the Algerian projects, which typically carry lower cost of revenues.
      In 2004, we expanded our operations in lesser developed countries as we commenced a multi year service project in Saudi Arabia and continued our consultancy and deployment activities in Algeria. Revenues for the year grew to $78.3 million, an increase of $25.0 million over the previous year. Growth in our business in developed countries accounted for about $6 million of this increase, while lesser developed countries accounted for about $19 million; of this latter increase, $16 million was attributable to Saudi Arabia.

Developed countries generated about 58% of our revenue and about 37% of our gross profits, while lesser developed countries generated about 42% of our revenues and 63% of our gross profits. Gross margins improved from 20.8% of revenues in 2003 to 22.7% in 2004, largely due to the increased mix of more profitable business in lesser developed countries, most of which is represented by time and materials contracts.
      It is reasonable to expect that the revenues for the region will grow in the immediate future as we continue to deliver on existing commitments and expand our operations in certain lesser developed countries. We expect that gross margins should improve, reflecting the increased mix of business attributable to higher margin projects.
Asia and other
      Asia and other generated revenues of $2.6 million, $2.1 million and $5.0 million in 2002, 2003 and 2004, respectively, which consisted of revenues from our Asian operations, our Wireless Institute and LCC Wireline. In 2003, we closed an investment for a 49% share in a joint venture in Beijing, China, with BOCO, with the objective of pursuing opportunities in China primarily through this joint venture. In 2004, we determined with our partner that this no longer represented a viable strategy, and we agreed with our partner to close the joint venture. Due to increased flexibility offered wholly owned foreign enterprises, we will continue to pursue opportunities in China through our own direct subsidiary.
      In 2003, we formed LCC Wireline, which focuses on providing technical services to CLECs and ILECs. It is this operation that accounted for the growth from 2003 to 2004 in revenues of about $3 million and gross profits of $0.7 million.
Operating Expenses

	Years Ended December 31,

	2002	2003	2004

	(in thousands)
Operating expenses:
Net bad debt expense or (recovery)	$2,729	$(2,419)	$145
Shareholder note compensation	156	—	1,240
General and administrative	17,426	20,927	26,170

Total general and administrative	20,311	18,508	27,555

Sales and marketing	8,095	6,624	7,986
Restructuring	13,522	(2)	(1,166)
Tower gain	(2,000)	—	—
Depreciation	2,884	3,860	2,715

	$42,812	$28,990	$37,090

Net bad debt expense (recovery)
      In 2002, net bad debt expense of $2.7 million included expenses of $4.3 million, offset by a final settlement from Pocket Communications, Inc. of $1.6 million. Included in the expenses of $4.3 million were $1.9 million attributable to a provision against the receivable arising on a project in Algeria, and $1.4 million attributable to the final settlement of the XM Project. In 2003, the entire amount previously provided for in 2002 for the Algerian project was subsequently recovered.

Shareholder note compensation
      Shareholder note compensation relates to cash and non-cash compensation arising from the loan made to our Chief Executive Officer, C. Thomas Faulders, III, in 1999, a portion of which was subsequently deemed discharged in 2004. On December 10, 2004, we entered into an agreement with Mr. Faulders, pursuant to which we purchased certain shares that Mr. Faulders held in our company and returned these shares to our treasury account, where they are available for reissue. Mr. Faulders used the proceeds from his sale of these shares, approximately $0.9 million, to reduce his indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represents non-cash compensation to Mr. Faulders. We also paid Mr. Faulders cash compensation in the form of a bonus of approximately $0.5 million to assist him in covering his tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses in 2004.

General and administrative expenses
      In 2003, general and administrative expenses increased by $3.5 million or 20% compared to the previous year, reflecting a full year’s cost of support for the acquired operations, their subsequent growth, and support for the additional contracts in Algeria. In 2004, general and administrative expenses increased by a further $5.2 million or 25%, primarily attributable to increases in costs in our EMEA region of $3.0 million and in our corporate costs of $1.4 million. In EMEA, the increase was driven by support for new businesses in Saudi Arabia and Germany, expansion of our activities in The Netherlands, and severance and downsizing costs for Italy. The increase in our corporate costs was attributable to the costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Sales and marketing expenses
      Sales and marketing expenses decreased initially from 2002 to 2003 by approximately $1.5 million or 18%, and then increased from 2003 to 2004 by about $1.4 million or 21%. The decrease of $1.5 million was largely attributable to efficiencies in the EMEA region together with reduction in absolute spending in Asia following our decision to focus on the joint venture in China. The subsequent increase of $1.4 million was largely attributable to sales commissions in our new businesses in EMEA, particularly in Saudi Arabia.

Restructuring
      In 2002, following the completion of the XM Project and the general reduction in the US market’s wireless infrastructure spending, we restructured our operations and recorded a restructuring charge of $13.5 million. Of this total charge, approximately $12.5 million related to excess office space and $1.0 million to severance costs for about 140 employees. Most of the severance costs were expended in 2002, and the reserve currently represents the future costs of excess office space, offset by our estimates of future income from sublease agreements. The reduction in costs in 2004 reflects changes to our estimates of future reserve requirements following changes to either our business needs or our subleasing arrangements.

Tower gain
      In 2000, we agreed to sell certain telecommunication towers, and, as part of that agreement, we agreed to lease unoccupied space on those towers. Consequently, about $5 million of the gain realized on the sale of the towers in 2000 was deferred until the unoccupied space was leased, and this resulted in us recognizing $3 million of the gain in 2001 and the balance of $2 million in 2002.

Depreciation
      In 2003, we ceased using the trade name acquired at the time of the purchase of Smith Woolley Telecom in January 2002. Therefore, depreciation and amortization expense in 2003 included the write off about $0.5 million, which was the unamortized balance of intangible cost allocated to the trade name.

Other Income and Expense

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Other income (expense):
Interest income	$840	$447	$174
Interest expense	(22)	(122)	(253)
Other:
Gain (loss) on investments	1,104	1,000	766
Impairment of investments	(5,139)	—	(181)
Other	268	218	810

	(3,767)	1,218	1,395

	$(2,949)	$1,543	$1,316

Interest income
      Interest income was reduced in 2003 and 2004 as a result of lower average balances of cash deposits combined with decreases in available yields on short-term investments.

Gain (loss) on investments
      In 2002, we disposed of 82% of our interest in an Egyptian operation and subsequently recorded a gain of $1.1 million. In 2003, we sold a prepetition bankruptcy interest in NextWave and recorded a gain of $1.0 million. In 2004, we received cash of approximately $0.8 million for the sale of our general unsecured claim against NextWave, which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997.

Impairment of investments
      In 2002, we recorded impairment charges for our investments in Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million), and in 2004 we recorded impairment charges of $0.2 million relating to our investment in the joint venture in China, LCC/ BOCO.

Other income
      In 2004, we recorded gains on foreign currencies of $1.0 million, mostly attributable to the appreciation of the Euro against the Dollar in the second half of the year.
Tax Expense
      The increase in the income tax provision and effective tax rate from 2003 to 2004 is primarily attributable to additional valuation allowances and other adjustments against net operating losses. As a net result of these additional valuation allowances and adjustments, we incurred a charge to the income tax provision of approximately $5.3 million. In addition, there were significant increases in branch income which was subject to tax in both the branch jurisdiction and in the parent company jurisdiction. No tax credits could be claimed to eliminate this double taxation.
      The valuation allowance has been established because we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the tax benefit of the net operating loss carryforwards will be realized. We reached this conclusion after reviewing our historical operating losses for tax and financial statement purposes as well as our recent history of earnings and taxable income.
      We believe that, as of December 31, 2004, our cumulative historic losses, along with other qualitative factors and uncertainties concerning our business and industry, outweigh the positive evidence supporting the realizability of the tax benefit of our net operating loss carryforwards. However, it is possible that an analysis of our financial results in future periods will provide sufficient positive evidence to indicate that the tax benefit of our cumulative loss carryforward can be realized, at which time we would expect a reversal of some or all of the remaining valuation allowance.
Net Loss
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
      In 2003, revenues of $108.4 million generated an operating loss of $9.5 million. Gain on sale of an investment plus net interest income contributed $1.5 million, resulting in a loss before taxes of $8.0 million. Tax benefit was $1.5 million, equivalent to an effective tax rate of 18%, resulting in a reported net loss of $6.5 million.
      In 2004, revenues of $198.6 million generated an operating loss of $1.4 million, which included shareholder note compensation of $1.2 million. Gain on sale of an investment plus foreign exchange gains contributed $1.3 million, resulting in a loss before taxes of $0.1 million. We recorded foreign tax expense of $1.4 million and we established valuation allowances of approximately $3.6 million against deferred tax assets. This resulted in a reported net loss of $5.3 million.
Liquidity and Capital Resources
      The following discussion relates to our sources and uses of cash and cash requirements during 2002, 2003, and 2004.

Sources and Uses of Cash

	Years Ended December 31,

	2002	2003	2004

	(in thousands)
Net cash used in operating activities	$(2,830)	$(19,584)	$(4,583)
Net cash used in investing activities	(11,841)	(2,770)	(3,169)
Net cash provided by (used in) financing activities	(480)	13,790	629

Net decrease in cash and cash equivalents	$(15,151)	$(8,564)	$(7,123)

      In 2002, the level of operational activity was very low and we used $2.8 million of cash in our operations. This consisted of $5.9 million to fund operating losses, offset by $3.1 million provided by operating assets and liabilities. We used about $9.0 million to acquire operations in the EMEA region and used another $2.8 million for the purchase of property and equipment. Overall, cash was reduced by about $15.2 million during 2002, primarily reflecting our strategic acquisitions in EMEA.
      In 2003, the level of operational activities increased significantly, with revenues increasing to $108.4 million and operating losses decreasing to $9.5 million. Cash used in operations increased to $19.6 million which consisted of $5.0 million to fund operating losses and $23.2 million to finance growth in our operating assets and liabilities, offset by the receipt of $8.6 million of tax refunds. Cash used in investing activities was $2.8 million, of which $1.7 million was for property and equipment purchases and $1.0 million for business acquisitions (primarily the joint venture in China). Financing activities generated $13.8 million, of which $11.5 million was the net proceeds from the public offering of 3,050,000 shares of our class A common stock. Additionally, $1.8 million was provided by the drawdowns on the line of credit established for Detron in The Netherlands. Overall, cash decreased by $8.6 million in 2003.

      In 2004, the level of operational activities grew by more than 80%, with revenues increasing to $198.6 million and operating losses decreasing to $1.4 million after expensing the shareholder note compensation of $1.2 million. Cash used in operations decreased to $4.6 million, which consisted of $2.5 million to fund operating losses and $2.1 million to finance growth in our operating assets and liabilities. Cash used in investing activities was $3.2 million, of which $2.8 million was for property and equipment purchases and $0.4 million for the joint venture in China. Financing activities generated $0.6 million, of which $1.4 million was the net proceeds from the exercise of options and $0.9 million from the sale of short term investments and reduction of restricted cash, offset by net repayments of $1.8 million on the line of credit established for Detron. Overall, cash decreased by $7.1 million in 2004.

Cash Requirements

	Years Ended December 31,

	2003	2004

	(in thousands)
Cash and cash equivalents	$28,943	$21,820
Restricted cash	1,568	1,162
Short-term investments	520	—

Total cash and short-term investments	$31,031	$22,982

Line of credit	$1,840	$147

Working capital	$54,980	$51,531

      Future requirements of cash are likely to be affected by the continued changes in working capital, which are primarily caused by changes in receivables and work in progress as work is performed ahead of contractual billing milestones, as milestones are achieved and billed, and as payments are received form the customers. Over the next year, we expect that working capital will remain at similar levels to those experienced over the last two years, and we expect that our cash balances will remain comparable to current levels. We believe that for at least the next twelve months we have adequate cash to fund our operations.
      Existing contractual obligations are primarily limited to operating leases, mostly for office facilities. Those obligations are set out below. Fixed lease obligations are partly offset by income from sublease agreements. Our operating lease obligations at December 31, 2004 are as follows (in thousands):

	Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Operating lease obligations	$18,810	$6,054	$9,395	$1,262	$2,099
Sublease income	$7,160	$1,341	$3,390	$810	$1,619
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
      In 2003, we established a line of credit for our subsidiary in The Netherlands, collateralized by Detron’s outstanding accounts receivable, and in 2004 we have repaid advances so that only $0.1 million of the line of credit was outstanding at December 31, 2004.
      During 2003, we sold 3,050,000 shares of our class A common stock for net proceeds of approximately $11.5 million as part of a public offering. We may consider selling additional shares in the future, either to provide additional working capital or for specific purposes, such as acquisitions.

      In 2004, we negotiated the terms and conditions of a line of credit of $3 million for the issue of standby letters of credit, which will be used to support the issue of bid and performance bonds and guarantees. Each standby letter of credit issued under such line of credit is required to be fully collateralized by cash. In the case of any standby letter of credit denominated in a foreign currency, the cash collateral requirement is 110% of the U.S. dollar equivalent of the foreign currency amount of the letter of credit. As of December 31, 2004, we had utilized approximately $0.2 million of the facility.
      We had no material cash commitments as of December 31, 2004 other than to fund the payment for the purchase of the minority interest of Detron for approximately $0.9 million (please see note 21 of our consolidated financial statements on page 68). We have not engaged in any off-balance sheet financing.
Critical Accounting Policies
      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue Recognition
      Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 79.1% in 2003 and 74.9% in 2004. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2003 and 2004, respectively, we had $35.0 million and $34.3 million of unbilled receivables.

Allowance for Doubtful Accounts
      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the years ended December 31, 2003 and 2004, we derived 72.9% and 81.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 81.2% and 75.3% of our net receivable balance as of December 31, 2003 and 2004, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

Accounting for Income Taxes
      As part of the process of preparing our consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which we operate. This process requires estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event the actual results differ from these estimates, we may need to increase or decrease the valuation allowance, which could have a material impact on the financial position and results of operations.
      Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $8.3 million and $14.5 million as of December 31, 2003 and 2004, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. The additional valuation allowance we recorded on the deferred tax assets for the year ended December 31, 2004 was approximately $6.1 million. These deferred tax assets primarily consist of net operating losses carried forward, foreign tax credits and compensation accruals. The net deferred tax assets as of December 31, 2003 and 2004, were $5.0 million and $1.1 million, respectively.

Restructuring Charge
      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, the broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of December 31, 2004 that we will receive $11.3 million in sublease income, of which $10.7 million is committed.
Related Party Transactions
      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $71,000 and $77,000 during the years ended December 31, 2003 and 2004, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $65,000 during 2003 and $82,000 during 2004. At December 31, 2003 and 2004, outstanding amounts associated with payments made by us under this agreement were $6,000 and $1,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.
      In July 2002, we acquired 51% of the outstanding shares of Detron, a newly formed corporation in The Netherlands. Our 49% partner, Detron Corporation B.V. through various corporate affiliates has certain ongoing transactions with Detron. Under a five-year lease agreement for office space, Detron recorded approximately $0.1 million of rent expense for the year ended December 31, 2003 and approximately

$0.2 million for the year ended December 31, 2004. During the year ended December 31, 2003, Detron recorded approximately $0.3 of management and advisory fees and approximately $0.2 during the year ended December 31, 2004. Detron seconded various idle employees to Detron Telematics B.V., an affiliate of Detron Corporation B.V. and recorded revenue of approximately $0.3 million and $0.1 million for the years ended December 31, 2003 and 2004, respectively.
      From time to time we provide engineering services to Telcom Ventures and various other companies in which Telcom Ventures has a minority interest (see note 5 to our consolidated financial statements on page 50).
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effective date of SFAS No. 123R for us is July 1, 2005. We are evaluating potential methods for adoption and we have not yet quantified the potential effect of on our operating results. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, Algeria and Italy. For our foreign subsidiaries, exchange rates can have an impact on the United States dollar value of their reported earnings and the intercompany transactions with the subsidiaries.
      Customers outside of the United States accounted for 51.0% and 41.3% of our revenues for the years ended December 31, 2003 and 2004, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income or loss. The Euro and British Pound were stronger relative to other foreign currencies at December 31, 2004, compared to December 31, 2003. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $2.1 million during the year ended December 31, 2004. As of December 31, 2004, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $19.0 million.
      We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and its consolidated foreign subsidiaries and between the McLean office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2004 (denominated in Euros) include Italy in the amount of $2.0 million and Algeria in the amount of $1.6 million. Foreign subsidiaries with amounts owed to or from the McLean operations at December 31, 2004 (denominated in Euros or British Pounds) include Italy in the amount of $4.8 million and England in the amount of $5.9 million. These balances generated a foreign exchange gain of $1.0 million included in our consolidated results at December 31, 2004. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $16,000 net increase to our operating losses in 2004 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.
      Although currency fluctuations can have an impact on our reported results and shareholders’ equity, such fluctuations can affect our cash flow and could result in economic gains or losses. We currently do not hedge any of these risks in our foreign subsidiaries because: (i) our subsidiaries generally earn revenues and incur expenses within a single country and, consequently, do not incur currency risks in connection with the conduct of their normal operations; (ii) other foreign operations are minimal; and (iii) we do not believe that hedging transactions are justified by the current exposure and cost at this time.

Item 8.	Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
      We, as members of management of LCC International, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      We assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and the specified criteria, we assert that the Company maintained effective internal control over financial reporting as of December 31, 2004.
      KPMG LLP, independent auditors, which audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LCC International, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
McLean, Virginia
March 11, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:
      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of LCC International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004 based on criteria established in “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated March  11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
McLean, Virginia
March 11, 2005

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2003 and 2004
(In thousands, except per share data)

	2002	2003	2004

Revenues	$67,069	$108,439	$198,607
Cost of revenues	58,429	88,998	162,930

Gross profit	8,640	19,441	35,677

Operating expenses:
Sales and marketing	8,095	6,624	7,986
General and administrative	20,311	18,508	27,555
Restructuring charge (note 7)	13,522	(2)	(1,166)
Gain on sale of tower portfolio and administration, net (note 3)	(2,000)	—	—
Depreciation and amortization	2,884	3,860	2,715

Total operating expenses	42,812	28,990	37,090

Operating loss	(34,172)	(9,549)	(1,413)

Other income (expense):
Interest income	840	447	174
Interest expense	(22)	(122)	(253)
Other (notes 9 and 10)	(3,767)	1,218	1,395

Total other income (expense)	(2,949)	1,543	1,316

Loss from operations before income taxes	(37,121)	(8,006)	(97)
Provision (benefit) for income taxes (note 13)	(8,451)	(1,483)	5,215

Net loss	$(28,670)	$(6,523)	$(5,312)

Net loss per share:
Basic	$(1.37)	$(0.31)	$(0.22)

Diluted	$(1.37)	$(0.31)	$(0.22)

Weighted average shares used in calculation of net loss per share:
Basic	20,902	21,292	24,381

Diluted	20,902	21,292	24,381

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2003	2004

ASSETS:
Current assets:
Cash and cash equivalents (note 4)	$28,943	$21,820
Restricted cash	1,568	1,162
Short-term investments	520	—
Receivables, net of allowance for doubtful accounts of $466 and $620 at December 31, 2003 and 2004, respectively
Trade accounts receivable	27,456	46,298
Unbilled receivables	35,007	34,279
Due from related parties and affiliates (note 5)	180	96
Deferred income taxes, net (note 13)	3,547	1,148
Prepaid expenses and other current assets	1,726	1,586
Prepaid tax receivable and prepaid taxes	662	683

Total current assets	99,609	107,072
Property and equipment, net (note 6)	3,818	4,218
Investments in affiliates (note 11)	764	677
Deferred income taxes, net (note 13)	1,407	—
Goodwill (note 11)	11,115	12,246
Other intangibles (note 11)	843	602
Other assets	1,035	1,565

	$118,591	$126,380

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit (note 12)	$1,840	$147
Accounts payable	11,485	19,790
Accrued expenses	21,152	26,285
Accrued employee compensation and benefits	5,525	4,850
Deferred revenue	471	985
Income taxes payable (note 13)	967	1,683
Accrued restructuring current (note 7)	2,903	1,562
Other current liabilities	286	239

Total current liabilities	44,629	55,541
Accrued restructuring noncurrent (note 7)	3,432	1,339
Other liabilities	762	780

Total liabilities	48,823	57,660

Commitments and contingencies (notes 12, 16, and 17)
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 19,549 shares and 20,209 shares issued and outstanding at December 31, 2003 and 2004, respectively	195	202
Class B common stock; $.01 par value:
20,000 shares authorized; 4,638 shares and 4,428 shares issued and outstanding at December 31, 2003 and 2004, respectively	46	44
Paid-in capital	106,262	107,773
Accumulated deficit	(36,602)	(41,914)
Note receivable from shareholder (note 5)	(1,557)	—

Subtotal	68,344	66,105
Accumulated other comprehensive income — foreign currency translation adjustments	1,424	3,497
Treasury stock (159,209 shares)	—	(882)

Total shareholders’ equity	69,768	68,720

	$118,591	$126,380

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2002, 2003 and 2004
(In thousands)

							Notes	Accumulated
							Receivable	Other
		Common Stock					from	Comprehensive
	Preferred			Paid-in	Comprehensive	Accumulated	Shareholders	Income	Treasury
	Stock	Class A	Class B	Capital	Loss	Deficit	(note 5)	(Loss)	Stock	Total

Balances at December 31, 2001	—	$123	$84	$92,428		$(1,409)	$(2,325)	$(3,097)	—	$85,804
Exercise/issuance of stock options	—	—	—	183		—	—	—	—	183
Issuance of common stock	—	23	(21)	1,521		—	—	—	—	1,523
Payment from shareholder	—	—	—	—		—	700	—	—	700
Net loss	—	—	—	—	$(28,670)	(28,670)	—	—	—	(28,670)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	1,548	—	—	1,548	—	1,548

Comprehensive loss	—	—	—	—	$(27,122)	—	—	—	—	—

Balances at December 31, 2002	—	146	63	94,132		(30,079)	(1,625)	(1,549)	—	61,088
Exercise/issuance of stock options	—	2	—	588		—	—	—		590
Issuance of common stock	—	47	(17)	11,542		—	—	—	—	11,572
Payment from shareholder	—	—	—	—		—	68	—	—	68
Net loss	—	—	—	—	$(6,523)	(6,523)	—	—	—	(6,523)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,973	—	—	2,973	—	2,973

Comprehensive loss	—	—	—	—	$(3,550)	—	—	—	—	—

Balances at December 31, 2003	—	195	46	106,262		(36,602)	(1,557)	1,424	—	69,768
Exercise/issuance of stock options	—	5	—	1,410		—	—	—		1,415
Issuance of common stock	—	2	(2)	101		—	—	—	—	101
Discharge of shareholder note	—	—	—	—		—	1,557	—	—	1,557
Net loss	—	—	—	—	(5,312)	(5,312)	—	—	—	(5,312)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,073	—	—	2,073		2,073

Treasury stock	—	—	—	—		—	—	—	(882)	(882)
Comprehensive loss	—	—	—	—	$(3,239)	—	—	—	—	—

Balances at December 31, 2004		$202	$44	$107,773		$(41,914)	$—	$3,497	$(882)	$68,720

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2003, and 2004
(In thousands)

	2002	2003	2004

Cash flows from operating activities:
Net loss	$(28,670)	$(6,523)	$(5,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,884	3,860	2,715
Provision (recovery) for doubtful accounts (note 8)	4,317	(2,419)	146
Non-cash compensation attributable to shareholder note	—	—	675
Loss from investments in joint ventures, net	—	126	446
Impairment of assets	5,140	—	—
Restructuring charge (reversal)	13,522	(2)	(1,166)
Gain on sale of tower portfolio	(2,000)	—	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	10,963	(34,732)	(18,223)
Accounts payable and accrued expenses	902	13,666	12,763
Other current assets and liabilities	(8,560)	7,129	1,960
Other noncurrent assets and liabilities	(1,328)	(689)	1,413

Net cash used in operating activities	(2,830)	(19,584)	(4,583)

Cash flows from investing activities:
Purchases of property and equipment	(2,854)	(1,812)	(2,839)
Proceeds from sale of property and equipment	34	69	30
Business acquisitions and investments	(9,021)	(1,027)	(360)

Net cash used in investing activities	(11,841)	(2,770)	(3,169)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	49	11,572	100
Purchases of short-term investments	(30)	(20)	520
Proceeds from exercise of options	109	590	1,416
Decrease (increase) in restricted cash	(1,308)	(260)	406
Proceeds from line of credit	—	10,831	21,230
Payments on line of credit	—	(8,991)	(23,043)
Repayment of loan to shareholder	700	68	—

Net cash provided by (used in) financing activities	(480)	13,790	629

Net decrease in cash and cash equivalents	(15,151)	(8,564)	(7,123)
Cash and cash equivalents at beginning of period	52,658	37,507	28,943

Cash and cash equivalents at end of period	$37,507	$28,943	$21,820

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22	$47	$40
Income taxes	1,545	288	266
Supplemental disclosures of non-cash investing and financing activities:
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
In December 2004, we purchased 159,209 shares of our Class A common stock from our Chief Executive Officer for a per share price of $5.54 recording treasury stock of approximately $0.9 million. We concurrently applied the same amount in satisfaction of approximately $0.9 million of his note outstanding to us. The remaining balance on the note of approximately $0.7 million was deemed discharged, and is recorded above as non-cash compensation attributable to shareholder note.
The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2003 and 2004

(1)	Description of Operations
      LCC International Inc. a Delaware Corporation (“LCCI”), was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCCI.
      We provide integrated end-to-end solutions for wireless voice and data communication networks with service offerings ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. We operate in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of changes in our wireless services business have been (1) the issuance of new or additional licenses to wireless service providers; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers and the scarcity of wireless spectrum; and (4) the increasing complexity of wireless systems in operation. Although we believe that our services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on us.
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

Concentration of Credit Risk
      Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. We sell our services globally. Generally, we do not require collateral or other security to support customer receivables. We perform ongoing credit evaluations of our customers’ financial condition and maintain a provision for doubtful accounts related to potential credit losses. We had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 2003 and 2004:

	2003	2004

	(In thousands)
Europe	$10,922	$12,497
Middle East/ Africa	$8,186	$13,257
Asia-Pacific	$—	$797

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our existing and potential customer base is diverse and includes start-up companies and foreign enterprises. We derived approximately 60.3%, 72.9% and 81.7% of our revenues from our ten largest customers for the years ended December 31, 2002, 2003 and 2004, respectively. These ten largest customers constituted 66.4%, 81.2% and 75.3% of our net receivable balance as of December 31, 2002, 2003 and 2004, respectively. Although we believe that the diversity of our customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, we may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.
      In 2004, revenues from one customer were approximately $44.8 million or 22.6% of total revenues and revenues from another customer were approximately $37.8 million or 19.0% of total revenues. In 2003, revenues from one customer were approximately $16.5 million or 15.2% of total revenues, revenues from another customer were approximately $13.0 million or 12.0% of total revenues and revenues from a third customer were approximately $11.5 million or 10.6% of total revenues. In 2002, revenues from one customer were approximately $7.8 million or 11.7% of total revenues and revenues from another customer were $7.0 million or 10.5% of total revenues.

Fair Value of Financial Instruments
      The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, short-term investments, and accounts payable, approximated fair value as of December 31, 2003 and 2004 because of the relatively short duration of these instruments. The carrying value of the note receivable from shareholder and the line of credit approximated the fair value as the instrument included a market rate of interest.

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

Investments in Affiliates
      We use the equity method to account for those investments in which we have an ownership interest equal to or greater than 20% or exercise significant influence. For equity method investments, we record our proportionate share of the investee’s net income or loss. Generally, we use the cost method of accounting for our investments in which we have an ownership interest of less than 20% and do not exercise significant influence. Investments carried at cost are written down if circumstances indicate that the carrying amount of the investment may not be recoverable.

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

Foreign Currency Translation
      Gains and losses on translation of the accounts of our foreign operations where the local currency is the functional currency are accumulated and included in other accumulated comprehensive income (loss) within the accompanying consolidated statement of shareholders’ equity. Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

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
      Had compensation cost for our stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2002	2003	2004

	(In thousands, except per share data)
Net loss as reported	$(28,670)	$(6,523)	$(5,312)
Deduct total stock-based employee compensation expense determined under fair value based method	(2,562)	(2,399)	(2,236)

Pro forma net loss	$(31,232)	$(8,922)	$(7,548)

Net loss share
As reported:
Basic	$(1.37)	$(0.31)	$(0.22)
Diluted	$(1.37)	$(0.31)	$(0.22)
Pro forma:
Basic	$(1.49)	$(0.42)	$(0.31)
Diluted	$(1.49)	$(0.42)	$(0.31)

Other Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss) consists solely of foreign currency translation adjustments in 2002, 2003 and 2004. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands):

	2002			2003			2004

	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount

Foreign currency translation adjustments	$2,003	$455	$1,548	$3,649	$676	$2,973	$2,073	$—	$2,073

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effective date of SFAS No. 123R for us is July 1, 2005. We are evaluating potential methods for adoption and we have not yet quantified the potential effect of on our operating results. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported results.

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

(4)	Cash and Cash Equivalents
      At December 31, 2003 and 2004, cash and cash equivalents consisted of the following (in thousands):

	2003	2004

Cash in banks	$25,443	$21,820
Treasury bills	3,500	—

	$28,943	$21,820

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Related Party Transactions
      RF Investors, a subsidiary of Telcom Ventures, indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 69% voting control.
      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $141,000, $71,000 and $77,000 during 2002, 2003 and 2004, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $324,000, $65,000 and $82,000 during 2002, 2003 and 2004 respectively. At December 31, 2003 and 2004, outstanding amounts associated with payments made by us under this agreement were $6,000 and $1,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.
      During 2004, we provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers in the year were $460,000. Billed and unbilled receivables of $211,000 were outstanding at December 31, 2004, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated Balance Sheet. During the fourth quarter 2004, we provided services to Telcom Ventures directly, generating revenues of $4,000 which are outstanding at December 31, 2004 and included in billed receivables.
      We also had an understanding with Telcom Ventures pursuant to which from July 1, 2000 to December 31, 2000 we retained five employees who had worked in the business development group of our tower subsidiary, Microcell, before the assets of that subsidiary were sold in March 2000. During the six-month period, these employees pursued international telecommunications tower business opportunities on Telcom Ventures’ behalf. In return, we would be Telcom Ventures’ exclusive provider of project management, radio frequency engineering and deployment services for any tower-related projects secured by these employees during this six-month period. In addition, Telcom Ventures is required to reimburse us for all costs incurred in employing these persons (including payroll and benefit costs). This arrangement was terminated in early 2002. We received reimbursements from Telcom Ventures of $140,000 during 2002 for outstanding amounts associated with this arrangement. At December 31, 2002, outstanding amounts associated with payments made by us under this arrangement were $100,000 in expense reimbursements and other payments for 2001 that were initially disputed by Telcom Ventures. This matter was fully resolved in April 2003 with Telcom Ventures payment of the full $100,000 in dispute. At December 31, 2003, no amounts were outstanding under this arrangement.
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
      During 2001 and 2002, we provided services to XM Satellite Radio. Telcom Ventures has a minority investment in XM Satellite Radio, and Dr. Rajendra Singh is a member of our board of directors. Dr. Singh is also a former member of XM Satellite Radio’s board of directors. Revenues earned during 2002 for services provided to XM Satellite Radio were $3.4 million.
      In December 1999, we issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from our President and Chief Executive Officer. The note was payable on the earlier of December 2004 or the date he was no longer our President and Chief Executive Officer. Interest

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrued at the federal mid-term rate on the date of the note and was payable quarterly. The note, where outstanding, is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity. The note was deemed discharged in 2004. On December 10, 2004, we entered into an agreement with Mr. Faulders, pursuant to which we purchased certain shares that Mr. Faulders held in our company and returned these shares to our treasury account, where they are available for reissue. Mr. Faulders used the proceeds from his sale of these shares, approximately $0.9 million, to reduce his indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represents non-cash compensation to Mr. Faulders. We also paid Mr. Faulders cash compensation in the form of a bonus of approximately $0.5 million to assist him in covering his tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses in 2004. As part of this agreement, Mr. Faulders surrendered 825,000 vested options to purchase shares of our Class A common stock; 500,000, 150,000, 150,000 and 25,000 options at $13.56, $12.25, $5.00 and $5.55 per share, respectively.
      In July 2002, we acquired 51% of the outstanding shares of Detron LCC Network Services B.V., or Detron, a newly formed corporation in The Netherlands. We acquired the shares from Westminster, which transferred the shares to Detron Corporation B.V. in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $27,000 of rent expense from the date of acquisition to December 31, 2002, approximately $0.1 million for the year ended December 31, 2003 and approximately $0.2 million for the year ended December 31, 2004. During 2002, 2003 and 2004 Detron seconded various idle employees to Detron Telematics B.V., Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.2 million, $0.3 million and $0.1 million, respectively. During the years ended December 31, 2003 and 2004, Detron recorded approximately $0.3 million and $0.2 million, respectively, of management and advisory fees.

(6)	Property and Equipment
      At December 31, 2003 and 2004, property and equipment consisted of the following:

	2003	2004

	(In thousands)
Computer equipment	$15,195	$15,910
Software	3,075	4,816
Furniture and office equipment	10,075	10,964
Leasehold improvements	1,632	1,645
Vehicles	198	199

	30,175	33,534
Less accumulated depreciation and amortization	(26,357)	(29,316)

	$3,818	$4,218

(7)	Restructuring Charge
      During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space while performing their services. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of December 31, 2004, the restructuring charge calculation assumes we will receive $11.3 million in sublease income, of which $10.7 million is committed.
      During the first quarter of 2003, we reversed excess severance payable of approximately $0.2 million. During the third quarter of 2003, we reoccupied a portion of our office space in McLean, Virginia and reversed $0.4 million of the payable and recorded an increase in the restructuring payable of $0.5 million related to an estimated increase in the time period expected to sublease space in our London office. During the second quarter of 2004, we reversed $0.9 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices. During the fourth quarter of 2004 we reversed an additional $0.2 million of the payable due to reoccupied office space in McLean, Virginia.
      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003 and 2004, the restructuring payable was classified as follows:

	December 31	December 31
	2003	2004

Accrued restructuring current	$2,903	$1,562
Accrued restructuring non-current	3,432	1,339

Accrued restructuring total	$6,335	$2,901

(8)	Recovery of Receivables
      On March 28, 2001, the United States Bankruptcy Court, District of Maryland, Northern Division, entered an order confirming the Amended Joint Plan of Reorganization Under Chapter 11 (the “Plan”) for DCR PCS, Inc. (“DCR”) and Pocket Communications, Inc. (“Pocket”). The Plan provided that our general unsecured claim against Pocket would be allowed. We received $1.6 million on May 23, 2002 as final settlement for the Pocket claim which was recognized as a recovery of bad debt and as a reduction in general and administrative expense during 2002. The receivable had been written off in prior years.
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
      On October 23, 2002 we entered into a sale agreement to convey 82.0% of our ownership interest in our Egyptian subsidiary, LCC Egypt Ltd., with put options to convey the remaining 18.0% ownership interest upon the resolution of certain items. This subsidiary was established to execute a contract for a customer. The sale agreement anticipated that the new owner would collect receivable balances and resolve vendor, tax, and other obligations of the subsidiary, during the four-week period from the agreement date. As part of the agreement we assumed specific payroll and other obligations and agreed to make contributions to the subsidiary requiring payments of approximately $0.3 million during the fourth quarter of 2002, and an additional $0.2 million in February 2003. In December 2002, we recorded a recovery for provisions that were no longer needed for operations in Egypt of $1.1 million. This recovery was recorded in other income and expense in the accompanying 2002 consolidated statement of operations.

(10)	Investments
      We held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”) which is the parent corporation of NextWave Personal Communications Inc. We acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between NextWave Telecom and us under an agreement dated March 12, 1996 (the “March Agreement”). We also acquired warrants to purchase an additional 123,356 shares of Class B

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to use us to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of 20% each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement was rejected by NextWave Telecom upon confirmation of its bankruptcy plan on March 2, 2005. We are in discussions with NextWave to settle possible rejection damages claims. We did not carry any assets or liabilities on our books relating to our equity investment in NextWave, any pre-petition debts due us, or the March Agreement; these balances were written off in previous years.
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
      In September 2001, we sold all of our 1,666,666 shares of Class B common stock and our pre-petition debt claims (excluding a 92.5% interest in pre-petition interest that may be payable with respect to the claims, the “Pre-Petition Interest Amount”) against NextWave Telecom resulting in a gain of $21.4 million, which equaled the proceeds from the sale. The September 2001 sale of current pre-petition debt excluded (a) the Koll Claim, (b) any claims resulting from the assumption or rejection of the March Agreement, and (c) the Pre-Petition Interest Amount. In February 2003, we sold our interest in the Pre-Petition Interest Amount for $1.0 million in cash, which was paid in March 2003 and recorded in other income in the accompanying consolidated statement of operations. In May 2004, we sold our interest in the Koll Claim for approximately $0.8 million in cash, which was paid in May 2004 and recorded in other income in the accompanying consolidated statement of operations.
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

(11)	Business Combinations
      On January 31, 2002, we acquired all of the assets of Smith Woolley Telecom (which we renamed LCC Deployment Services UK, Limited (“LCC Deployment Services”)). LCC Deployment Services is a telecommunications consultancy company that specializes in the provision of search, acquisition, design, build,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On July 9, 2002, we acquired 51% of the outstanding shares of Detron LCC Network Services B.V., or Detron, a newly formed corporation organized under the laws of The Netherlands. Detron specializes in the provision of deployment, management and maintenance services to the wireless industry in The Netherlands. We acquired the shares from Westminster for an initial purchase price of $1.9 million. Also included in the acquisition cost were legal and transaction costs of $0.4 million. The purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted annual accounts. Having determined that these objectives were achieved, we agreed upon the payment of the second purchase price by way of (a) assignment of an intercompany note receivable from Detron to the sellers in the amount of approximately $0.2 million and (b) the payment in cash of approximately $0.3 million. The payment in cash to Detron Corporation B.V. (successor to Westminster) was made in May 2003 in accordance with the deed of the assignment agreement. On November 26, 2004 we exercised our option to purchase the 49% minority interest. We expect to complete this transaction during the first quarter of 2005 (see note 21).
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
      Goodwill and other intangibles with indefinite useful lives were evaluated at December 31, 2003 and 2004 for possible impairment under the provisions of SFAS No. 142. We concluded that no adjustment was necessary at year-end and will continue to evaluate for possible impairment annually.
      We recognized $1.2 million and $0.3 million, respectively, in amortization expense for the intangible assets with definite useful lives from the date of acquisition through 2003 and for the year ended December 31, 2004. We expect amortization expense on the acquired intangible assets to be as follows (in thousands):

Amortization Expense

2005	$261
2006	$261
2007	$58

$580

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003 and 2004, goodwill and other intangibles consisted of the following:

	2003	2004

Goodwill	$11,115	$12,246

Other intangibles:
Backlog	$940	$1,028
Customer relationships	998	1,092
Trade names	190	213
Organizational Cost	—	21
Accumulated amortization	(1,285)	(1,752)

Other intangibles	$843	$602

      The following unaudited pro forma financial information for the year ended December 31, 2002 assumes the business combination of LCC Deployment Services was effected on January 1, 2002 (in thousands, except per share data). Detron operations were not material to our consolidated operating results for the period prior to acquisition.

2002

Revenues	$68,146
Loss from operations before income taxes	$(36,845)
Net loss	$(28,393)
Net loss per share:
Basic	$(1.36)
Diluted	$(1.36)

(12)	Line of Credit
      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of December 31, 2003 and 2004 Detron had $1.8 million and $0.1 million outstanding under the credit facility at an interest rate of 5.75%.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2002	2003	2004

	(in thousands)
Current:
Federal	$(8,885)	$(633)	$—
State and local	(560)	—	215
Foreign	590	(332)	1,194

	(8,855)	(965)	1,409

Deferred:
Federal	433	(442)	3,216
State and local	(29)	(76)	590

	404	(518)	3,806

Total	$(8,451)	$(1,483)	$5,215

      The 2002, 2003, and 2004 income tax provision (benefit) related to operations did not include tax benefits of $25,000, $0.1 million, and $0, respectively, related to exercising stock options which was recorded directly to paid-in capital.
      Income (loss) before income taxes includes the following components:

	2002	2003	2004

	(in thousands)
Domestic	$(30,613)	$(5,509)	$639
Foreign	(6,508)	(2,497)	(736)

Total	$(37,121)	$(8,006)	$(97)

      A reconciliation of the statutory federal income tax provision (benefit) and the effective income provision (benefit) for the years ended December 31, 2002, 2003 and 2004 follows:

	2002	2003	2004

Tax provision (benefit) at statutory federal income tax rate	$(12,992)	$(2,802)	$(34)
Effect of:
State and local income taxes, net of federal tax benefit	(383)	(114)	523
Foreign and tax credits	2,868	(753)	(1,371)
Non deductible expenses and permanent items	356	174	524
Other	359	(96)	(583)
Valuation allowance of deferred tax assets	1,341	2,108	6,156

Effective income tax provision (benefit)	$(8,451)	$(1,483)	$5,215

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2003 and 2004 are presented below:

	2003	2004

	(In thousands)
Deferred tax assets:
Accrued compensation	$1,340	$768
Accrued expenses	3,936	2,344
Foreign tax credit carry-forward	3,049	3,049
Foreign net operating loss carry-forwards	3,932	6,505
Research tax credit carryover	340	340
Alternative minimum tax credit	519	519
Net operating loss carryover	1,459	3,515
Other	176	86

Total gross deferred tax assets	14,751	17,126
Less valuation allowance	(8,321)	(14,477)

Deferred tax assets net of valuation allowance	6,430	2,649

Deferred tax liabilities:
Property and equipment	(585)	(812)
Deferred revenue	(147)	(144)
Other	(744)	(545)

Total gross deferred liabilities	(1,476)	(1,501)

Net deferred tax assets	$4,954	$1,148

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2003 and 2004 as follows (in thousands):

	2003	2004

Current asset	$3,547	$1,148
Non-current asset	1,407	—

	$4,954	$1,148

      At December 31, 2004, we had foreign tax credit carryovers for U.S. tax purposes of $3.0 million, which expire between 2008 and 2010, a research and development credit of $0.3 million and an alternative minimum tax credit carryover of $0.5 million. We had U.S. operating loss carry-forwards of $9.0 million, which expire in 2023 and 2024. We also had $21.9 million of foreign operating loss carry-forwards from operations, some of which expire between 2006 and 2010, and some of which can be carried forward indefinitely, subject to certain restrictions.
      Foreign income tax expense is generated from business conducted in countries where we have subsidiaries or have established branch offices or have performed significant services that constitute a “permanent establishment” for tax reporting purposes.
      In determining the tax valuation allowances, management considers whether it is likely that some portion of the deferred tax assets will be realized. Based on our financial results for the year ended December 31, 2004, projected future taxable income and tax planning strategies, we increased by $6.1 million our valuation

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance on foreign and domestic net operating loss carry forwards and other deferred tax assets, some of which were previously unreserved.
      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods when the benefit remains available and in those countries where the assets can be used. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
      No provision was made in 2004 for United States income taxes or foreign withholding taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings. The company does not believe that repatriating the undistributed earnings of its foreign subsidiaries would have a material tax effect.

(14)	Health and Retirement Plans
      We have a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1.0% to 60.0% of compensation for substantially all employees. We make a matching contribution of 50.0% of an employee’s contribution up to 6.0% of each employee’s compensation. Company contributions and other expenses associated with the plan were approximately $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      Our subsidiary, LCC UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0% to 5.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. We contribute 5.0% of an employee’s base salary and match the employee’s contribution up to 5.0%. LCC UK Ltd., contributions and other expenses related to the plan were approximately $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      Our subsidiary, LCC Deployment Services UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 4.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. We contribute 8.0% of an employee’s base salary. Contributions and other expenses related to the plan were approximately $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      Our subsidiary, LCC Italia has two statutory defined contribution pension plans and one voluntary plan for directors of LCC Italia. The contributions are in accordance with the National Contract Agreement. LCC Italia contributions and related expenses to the plans were approximately $0.4 million, $0.9 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004 respectively.
      Our subsidiary, Detron has pension plans in accordance with statutory labor agreements. In 2004, Detron was under the Kleinmetaal labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an Old-age Scheme and to a Pre-pension Scheme. Under the Old-age Scheme the employee and the employer must each contribute 8.5% of gross salary. Under the Pre-pension Scheme the employee and the employer must each contribute 4.2% of gross salary. Company contributions to these two plans in 2004 were approximately $0.5 million. During 2002 and 2003, Detron was under the Zwitserleven labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an Old-age Scheme. Under the Zwitserleven Old-age Scheme, the employee and the employer must contribute between 3.8% and 14.4% of the base salary,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
depending upon the employee’s age. Company contributions to this plan were $0.1 million and $0.2 million for the years ended December 31, 2002 and 2003, respectively.
      We are self-insured for group health benefits and claims up to $0.1 million in stop loss coverage.

(15)	Incentive Plans
      At December 31, 2002, 2003, and 2004, we had two stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below. No compensation cost has been recognized for our fixed stock option plans and employee stock purchase plan.
      Pro forma information regarding net loss and net loss per share for stock options under the fair value method of SFAS 123 is described in Note 2. The per share weighted-average fair value of stock options granted during 2002, 2003 and 2004 was $1.91, $1.53, and $2.46 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.0%	3.25–4.05%	4.00–4.40%
Expected life	2–7 years	3–7 years	3–7 years
Volatility	55–115%	40–85%	38–98%
      We established our Employee Stock Purchase Plan in 1997, which authorizes the issuance of up to 860,000 shares of class A common stock pursuant to the plan. The Employee Stock Purchase Plan permits eligible employees to elect to have a portion of their pay deducted by our company in order to purchase shares of class A common stock. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of our board of directors. The purchase price for each share is not less than 85% of the fair market value of the share of class A common stock on the first or last trading day of such period, whichever is lower. In December 2004, the Company’s Board of Directors resolved to terminate the Employee Stock Purchase Plan effective June 30, 2005. Under the Employee Stock Purchase Plan, we issued 34,565 shares in 2002, 31,779 shares in 2003, and 28,606 shares in 2004 to employees upon the exercise of options held by such employees. Compensation cost of approximately $11,000, $15,000, and $21,000, respectively, would have been recognized under SFAS No. 123 for the fair value of the employees’ purchase rights and is included in the pro forma net loss calculation described in Note 2. Compensation cost was estimated using the Black Scholes model with the following assumptions:

	2002	2003	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.1%	0.95–1.00%	0.90–2.10%
Expected life	1 month	1 month	1 month
Volatility	55–115%	40–80%	38–93%
      The weighted average fair value of the purchase rights granted in 2002, 2003, and 2004 was $0.32, $0.50, and $0.75, respectively.
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
      In 2004, we amended our employee stock option plan and renamed it the amended and restated equity incentive plan. Our amended and restated equity incentive plan provides for the grant of options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code to our employees or employees of any of our subsidiaries, as well as the grant of cash bonuses, and restricted shares of class A common stock, stock appreciation rights, restricted stock, stock units, dividend equivalent rights and non-qualifying options to employees and any other individuals whose participation in our amended and restated equity incentive plan is determined to be in our best interest. Our amended and restated equity incentive plan authorizes the issuance of up to 8,825,000 shares of class A common stock pursuant to options granted under our amended and restated equity incentive plan. The option exercise price for incentive stock options granted under our amended and restated equity incentive plan may not be less that 100% of the fair market value of our class A common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more that 10% of the outstanding class A common stock). The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding class A common stock). Options may be exercised at any time after grant, except as otherwise provided in the particular option agreement. There is also a $100,000 limit on the value of class A common stock (determined at the time of grant) covered by incentive stock options that first became exercisable by an optionee in any year and a 500,000 share limit as to the maximum number of shares of class A common stock that can be awarded to an individual per calendar year pursuant to an option. Unless otherwise provided in the option agreement, options vest in full immediately prior to a change in control.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in stock options outstanding were as follows:

	2002		2003		2004

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(in thousands)		(in thousands)		(in thousands)
Balance at beginning of year	3,596	$9.83	4,376	$7.18	4,421	$6.03
Granted	2,097	3.14	1,269	2.56	1,199	5.89
Exercised	(22)	4.84	(155)	3.14	(423)	2.86
Cancelled	(1,295)	8.05	(1,069)	7.03	(1,447)	9.05

Balance at end of year	4,376	7.18	4,421	6.03	3,750	5.17

Exercisable at end of year	2,369	8.91	2,474	8.03	2,128	5.94

      The following table summarizes information about options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Avg.			Weighted Avg.
Range of	Number at	Remaining	Weighted Avg.	Number at	Exercise
Exercise Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Price

	(in thousands)	(In years)		(in thousands)
$1.67 – 2.12	456	7.57	$2.06	224	$2.07
$2.20 – 2.38	600	8.10	2.38	159	2.38
$2.45 – 4.35	560	6.66	3.46	399	3.46
$4.54 – 5.64	580	4.44	5.16	509	5.15
$5.75 – 5.76	137	4.84	5.75	132	5.75
$5.84 – 5.84	883	9.23	5.84	289	5.84
$5.90 – 19.81	534	6.24	11.49	416	12.88

	3,750	7.14	5.17	2,128	5.94

(16)	Lease Commitments
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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental Receivables
	Rental Payable	Under Subleases

	(In thousands)
2005	$6,054	$1,341
2006	5,457	1,938
2007	3,131	1,047
2008	807	405
2009	628	405
Thereafter	2,733	2,024

	$18,810	$7,160

      Rent expense under operating leases was approximately, $4.1 million, $2.2 million, and $3.4 million for the years ended December 31, 2002, 2003, and 2004, respectively.

(17)	Commitments and Contingencies
      We are party to various legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse effect on our consolidated results of operations or financial condition.

(18)	Income (Loss) Per Share
      Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of FASB Statement No. 128, “Earnings per Share”(“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. The reconciliations of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002			2003			2004

			Per Share	Net		Per Share	Net		Per Share
	Net Loss	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount

	(In thousands, except per share data)
Basic EPS
Net loss available to common shareholders	$(28,670)	20,902	$(1.37)	$(6,523)	21,292	$(0.31)	$(5,312)	24,381	$(0.22)

Effect of Dilutive Securities
Stock option plans		—			—			—

Dilutive EPS
Net loss available to common shareholders and assumed conversions	$(28,670)	20,902	$(1.37)	$(6,523)	21,292	$(0.31)	$(5,312)	24,381	$(0.22)

      Under SFAS No. 128, options that have an anti-dilutive effect or that reduce the loss per share should be excluded from the computation of diluted earnings. As a result, options to purchase 4.4 million, 4.4 million and 3.7 million shares of Class A Common Stock outstanding during the years ended December 31, 2002, 2003 and 2004, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Segments:
(In thousands)

	Americas	EMEA	Total

2002
Net revenue from external customers	$29,706	$34,755	$64,461
Intersegment revenues	—	—	—

Total revenues	$29,706	$34,755	$64,461

Depreciation and amortization	$717	$1,372	$2,089
Interest income	62	41	103
Interest expense	15	—	15
Loss before taxes	(4,244)	(5,038)	(9,282)
Segment assets	7,153	37,942	45,095
Expenditures for property	50	2,242	2,292
2003
Net revenue from external customers	$53,086	$53,296	$106,382
Intersegment revenues	—	—	—

Total revenues	$53,086	$53,296	$106,382

Depreciation and amortization	$401	$2,873	$3,274
Interest income	23	143	166
Interest expense	6	116	122
Income before taxes	1,821	573	2,394
Segment assets	33,043	51,368	84,411
Expenditures for property	707	1,040	1,747
2004
Net revenue from external customers	$115,344	$78,285	$193,629
Intersegment revenues	—	—	—

Total revenues	$115,344	$78,285	$193,629

Depreciation and amortization	$493	$1,817	$2,310
Interest income	27	29	56
Interest expense	6	243	249
Income before taxes	10,509	964	11,473
Segment assets	41,924	62,789	104,713
Expenditures for property	817	1836	2,653

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2002	2003	2004

Revenues
Revenues for reportable segments	$64,461	$106,382	$193,629
Revenues for non-reportable segments	2,608	2,057	4,978
Eliminations	—	—	—

Total consolidated revenues	$67,069	$108,439	$198,607

Assets
Total assets for reportable segments	$45,095	$84,411	$104,713
Assets not attributable to reportable segments:
Cash and cash equivalents	34,405	25,225	15,874
Restricted cash	—	—	232
Short-term investments	514	520	—
Deferred and prepaid tax assets	12,720	5,616	1,832
Property and equipment	1,612	1,048	834
Receivables	624	333	1,946
Prepaids	1,480	550	230
Investments	—	764	662
Related parties	10	45	57
Other	263	79

Total consolidated assets	$96,723	$118,591	$126,380

	2002	2003	2004

Income (loss) before income taxes for reportable segments	$(9,282)	$2,394	$11,473
Gain on sale of tower portfolio and administration, net	2,000	—	—
Restructuring charge	(13,522)	2	1,166
Impairment of investments	(5,139)	—	—
Bankruptcy recoveries	1,589	—	—
General corporate expenses	(12,767)	(10,402)	(12,736)

Loss from operations before income taxes	$(37,121)	$(8,006)	$(97)

	Segment	Unallocated		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total

2002
Depreciation and amortization	$2,089	$795	$—	$2,884
Interest income	103	737	—	840
Interest expense	15	7	—	22
Expenditures for property	2,292	562	—	2,854
2003
Depreciation and amortization	$3,274	$586	$—	$3,860
Interest income	166	281	—	447
Interest expense	122	—	—	122
Expenditures for property	1,747	65	—	1,812
2004
Depreciation and amortization	$2,310	$405	$—	$2,715
Interest income	56	118	—	174
Interest expense	249	4	—	253
Expenditures for property	2,653	186	—	2,839

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information concerning services revenue is as follows (in thousands):

	2002	2003	2004

Design	$27,202	$32,584	$56,078
Deployment	36,493	64,212	117,402
Operations and maintenance	1,089	3,135	8,569
Consulting	2,285	8,508	16,558

Total revenues	$67,069	$108,439	$198,607

      Information concerning principal geographic areas was as follows (in thousands):

	2002		2003		2004

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

Americas:
United States of America	$28,812	$1,978	$53,137	$1,706	$116,520	$1,605
Other	1,807	95	1,017	81	2,910	82

Total Americas	30,619	2,073	54,154	1,787	119,430	1,687

Europe, Middle East and Africa:
United Kingdom	14,864	1,430	14,594	603	17,157	279
Netherlands	10,425	230	12,977	317	18,892	352
Italy	5,686	1,215	12,484	1,023	8,993	617
Algeria	2,582	18	12,467	87	14,293	37
Saudi Arabia					15,775
Other	1,474	—	822	—	3,175	1,107

Total Europe, Middle East and Africa	35,031	2,893	53,344	2,030	78,285	2,392

Asia-Pacific	1,419	44	941	1	892	139

Total revenues	$67,069	$5,010	$108,439	$3,818	$198,607	$4,218

(20)	Quarterly Data (Unaudited)

	2003

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$17,140	$18,187	$29,350	43,762
Operating income (loss)	(4,797)	(3,695)	(1,314)	257
Income (loss) before income taxes	(3,460)	(3,515)	(1,451)	420
Net income (loss)	(2,162)	(3,975)	(1,025)	639
Net income (loss) per share:
Basic	$(0.10)	$(0.19)	$(0.05)	$0.03

Diluted	$(0.10)	$(0.19)	$(0.05)	$0.03

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$45,049	$52,618	$56,345	$44,595
Operating income (loss)	(1,805)	1,806	1,601	(3,015)
Income (loss) before income taxes	(1,645)	2,186	1,647	(2,285)
Net income (loss)	(1,554)	1,314	1,221	(6,293)
Net income (loss) per share:
Basic	$(0.06)	$0.05	$0.05	$(0.26)

Diluted	$(0.06)	$0.05	$0.05	$(0.26)

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
      During the second quarter of 2004, we received cash of approximately $0.8 million for the sale of our general unsecured claim against Next Wave, which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997 (see note 10).
      During the second quarter of 2004, we reversed approximately $0.9 million of accrued restructuring costs due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices (see note 7).
      During the second quarter of 2004, we took a charge of approximately $0.2 million for the anticipated dissolution of our joint venture in China (see note 10).
      During the fourth quarter of 2004, we entered into an agreement with our President and Chief Executive Officer regarding his note payable to us under which the note was deemed discharged. As a result of this transaction we recorded compensation expense of approximately $1.2 million (see note 5).
      During the fourth quarter of 2004, we reversed approximately $0.2 million of accrued restructuring costs due to reoccupied office space in McLean, Virginia (see note 7).
      During the fourth quarter of 2004, we recorded a charge to our income tax provision of approximately $3.6 million primarily attributable to additional valuation allowances and other adjustments against net operating losses (see note 13).

(21)	Subsequent Event
      The Company is pursuing negotiations with Detron BV for the purchase of its 49% equity interest in Detron-LCC, which if successfully concluded would result in Detron-LCC becoming a wholly-owned subsidiary of LCC United Kingdom Limited. The Company expects to purchase the interest for approximately $0.3 million, plus the re-payment of amounts, approximately $0.6 million due Detron BV under existing promissory notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and the related attestation report of our independent registered public accounting firm are included under Item 8 of this Annual Report on Form 10-K and are incorporated in this Item 9A by reference.
      During the fourth quarter of fiscal year 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
Item 9B. Other information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the information set forth under the captions “Election of Directors” and “Management” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11.	Executive Compensation
      Reference is made to the information set forth under the caption “Management — Executive Compensation” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Reference is made to the information set forth under the caption “Beneficial Ownership of Common Stock” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) The following consolidated financial statements of LCC International, Inc. and its subsidiaries and report of independent registered public accounting firm are included in Item 8 hereof.
      Report of Independent Registered Public Accounting Firm.
      Consolidated Statements of Operations — Years Ended December 31, 2002, 2003, and 2004.
      Consolidated Balance Sheets as of December 31, 2003 and 2004.

Consolidated statements of shareholders’ equity and comprehensive loss — Years Ended December 31, 2002, 2003, and 2004.
      Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2003, and 2004.
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
      Schedule II — Valuation and Qualifying Accounts

      (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).

10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).

10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2004).

10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.16	Letter Agreement dated February 14, 2000 between the Company and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.17	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.18	Acknowledgement Letter dated October 6, 2003 between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.18.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.19	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.20	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.21	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.22	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.23	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.24	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).

10.25	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.26	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.27	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

Exhibit
No.	Description

10.28	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.29	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.30	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.31	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.32	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.33	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).

10.34	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.35	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).

21	List of Subsidiaries.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      (b) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.
      (c) None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCC INTERNATIONAL, INC.

By:	/s/ C. Thomas Faulders, III

C. Thomas Faulders, III
Chairman and Chief Executive Officer
Date: March 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2005.

Signatures	Title

/s/ C. Thomas Faulders, III C. Thomas Faulders, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Graham B. Perkins Graham B. Perkins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Julie A. Dobson Julie A. Dobson	Director

/s/ Mark D. Ein Mark D. Ein	Director

Steven J. Gilbert	Director

/s/ Susan Ness Susan Ness	Director

/s/ Neera Singh Neera Singh	Director

/s/ Rajendra Singh Rajendra Singh	Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance
	at	Charged to	Charges to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period

	(In thousands)
Year ended December 31, 2002 Allowance for doubtful accounts	2,048	4,317	724	3,967	3,122
Year ended December 31, 2003 Allowance for doubtful accounts	3,122	(2,419)	253	490	466
Year ended December 31, 2004 Allowance for doubtful accounts	466	146	87	79	620

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).

10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).

10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2004).

10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.16	Letter Agreement dated February 14, 2000 between the Company and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.17	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.18	Acknowledgement Letter dated October 6, 2003 between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.18.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.19	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.20	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.21	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004 .

10.22	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.23	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.24	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).

10.25	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.26	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.27	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

Exhibit
No.	Description

10.28	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.29	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.30	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.31	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.32	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.33	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).

10.34	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001) .

10.35	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).

21	List of Subsidiaries.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.