Form 10-Q
period 2005-03-31
LCC INTERNATIONAL INC
filed 2005-05-10
CIK 1016229

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to            .
Commission File Number: 0-21213

LCC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 873-2000

Not Applicable

(Former name, former address and former fiscal year, if changed, since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 29, 2005 the registrant had outstanding 20,304,152 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,427,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q
For the quarter ended March 31, 2005

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
REVENUES	$45,049	$42,512
COST OF REVENUES	38,097	33,586

GROSS PROFIT	6,952	8,926

OPERATING EXPENSES:
Sales and marketing	1,768	2,258
General and administrative	6,233	7,377
Depreciation and amortization	756	718

	8,757	10,353

OPERATING LOSS	(1,805)	(1,427)

OTHER INCOME (EXPENSE):
Interest income	59	40
Interest expense	(51)	(82)
Other	152	(468)

	160	(510)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,645)	(1,937)
EXPENSE (BENEFIT) FOR INCOME TAXES	(91)	809

NET LOSS	$(1,554)	$(2,746)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.11)

Diluted	$(0.06)	$(0.11)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	24,275	24,418

Diluted	24,275	24,418

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	March 31,
	2004	2005
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$21,820	$16,901
Restricted cash	1,162	1,032
Receivables, net of allowance for doubtful accounts of $620 and $317 at December 31, 2004 and March 31, 2005, respectively:
Trade accounts receivable	46,298	33,838
Unbilled receivables	34,279	40,646
Due from related parties and affiliates	96	109
Deferred income taxes, net	1,148	1,148
Prepaid expenses and other current assets	1,586	1,227
Prepaid tax receivable and prepaid taxes	683	683

Total current assets	107,072	95,584
Property and equipment, net	4,218	3,766
Investments in affiliates	677	653
Goodwill	12,246	11,896
Other intangibles	602	531
Other assets	1,565	1,472

	$126,380	$113,902

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$147	$—
Accounts payable	19,790	14,076
Accrued expenses	26,285	23,647
Accrued employee compensation and benefits	4,850	5,473
Deferred revenue	985	499
Income taxes payable	1,683	1,253
Accrued restructuring current	1,562	1,427
Other current liabilities	239	222

Total current liabilities	55,541	46,597
Accrued restructuring non-current	1,339	1,252
Other liabilities	780	744

Total liabilities	57,660	48,593

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 20,209 and 20,301 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	202	203
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,428 and 4,428 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	44	44
Paid-in capital	107,773	108,025
Accumulated deficit	(41,914)	(44,660)

Subtotal	66,105	63,612
Accumulated other comprehensive income — foreign currency translation adjustments	3,497	2,579
Treasury stock (159,209 shares)	(882)	(882)

Total shareholders’ equity	68,720	65,309

	$126,380	$113,902

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(1,554)	$(2,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	718
Provision for doubtful accounts	—	15
Loss on equity method investment	97	28
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(6,212)	6,078
Accounts payable and accrued expenses	2,298	(7,730)
Other current assets and liabilities	(223)	(627)
Other non-current assets and liabilities	(1,235)	(683)

Net cash used in operating activities	(6,073)	(4,947)

Cash flows from investing activities:
Purchases of property and equipment	(460)	(174)
Investments	(360)	—

Net cash used in investing activities	(820)	(174)

Cash flows from financing activities:
Payments on line of credit	(5,813)	(2,411)
Borrowings on line of credit	5,531	2,243
Proceeds from issuance of common stock, net	22	30
Proceeds from exercise of options	682	223
Decrease of short-term investments	520	—
Decrease in restricted cash	159	117

Net cash provided by financing activities	1,101	202

Net decrease in cash and cash equivalents	(5,792)	(4,919)
Cash and cash equivalents at beginning of period	28,943	21,820

Cash and cash equivalents at end of period	$23,151	$16,901

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$182	$1,288
Interest	$—	$6

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

     Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the interim periods are not necessarily indicative of results for an entire year.

(3) Equity-Based Compensation

     We account for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS Statement No. 123.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant between the fair value of our stock and the exercise price.

     Our pro-forma net income (loss) would have been the following had compensation cost for our stock based-compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123.

	Three Months Ended
	March 31,
	2004	2005
	(in thousands, except
	per share data)
Net loss as reported	$(1,554)	$(2,746)
Deduct total stock-based employee compensation expense determined under fair value based method	(637)	(453)

Pro forma net loss	$(2,191)	$(3,199)

Net loss per share As reported:
Basic	$(0.06)	$(0.11)

Diluted	$(0.06)	$(0.11)

Pro forma:
Basic	$(0.09)	$(0.13)

Diluted	$(0.09)	$(0.13)

(4) Other Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at March 31, 2004 and 2005. Comprehensive income (loss) for the three months ended March 31 is as follows (in thousands).

	2004	2005
Net loss	$(1,554)	$(2,746)

Other comprehensive loss, before tax	(61)	(918)
Income tax benefit related to items of comprehensive loss	—	—

Other comprehensive loss, net of tax	(61)	(918)

Comprehensive loss	$(1,615)	$(3,664)

(5) Related Party Transactions

     RF Investors, a subsidiary of Telcom Ventures, owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 69% voting control.

     Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $77,000 during the year ended December 31, 2004 and $20,000 for the first quarter of 2005 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $82,000 during 2004 and $14,000 for the first quarter of 2005. At December 31, 2004 and March 31, 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $7,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

     During the three months ended March 31, 2005, we provided services to two customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers were $156,000 for the quarter ending March 31, 2005. Billed and unbilled receivables outstanding were $211,000 as of December 31, 2004 and $251,000 as of March 31, 2005, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheet.

     In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”) which transferred the shares to Detron in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $36,000 and $48,000 of rent expense for the quarters ended March 31, 2004 and 2005, respectively. During the first quarters of 2004 and 2005, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $46,000 and $18,000, respectively. During the quarters ended March 31, 2004 and 2005, Detron recorded approximately $42,000 and $0, respectively, of management and advisory fees.

(6) Restructuring Charge

     During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space for our employees while performing their services. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of March 31, 2005, the restructuring charge calculation assumes we will receive $10.6 million in sublease income, of which $8.3 million is committed.

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

     A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total
	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

Charges against the provision:
Payments for excess office space, net of sublease income	—	(212)	(212)
Other	—	(10)	(10)

Restructuring payable as of March 31, 2005	$—	$2,679	$2,679

     At December 31, 2004 and March 31, 2005, the restructuring payable was classified as follows:

	December 31,	March 31,
	2004	2005
Accrued restructuring current	$1,562	$1,427
Accrued restructuring	1,339	1,252

Accrued restructuring total	$2,901	$2,679

(7) Investments

     We held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”) which is the parent corporation of NextWave Personal Communications Inc. We acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between NextWave Telecom and us under an agreement dated March 12, 1996 (the “March Agreement”). We also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock of NextWave Telecom at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to engage us to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of twenty-percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement was rejected by NextWave Telecom upon confirmation of its bankruptcy plan on March 2, 2005. On March 23, 2005, we agreed to settle our rejection damages claims against Nextwave Telecom by executing a Network Deployment Agreement whereby Nextwave Telecom agreed to engage us to perform $30.0 million of radio frequency engineering and system deployment services over three years in future markets commencing with Las Vegas.

     On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital. We account for the investment in LCC/ BOCO using the equity method of accounting. BOCO has advised us that it has made a strategic decision to exit the wireless telecommunications infrastructure services business and we have agreed to dissolve the joint venture. We have undertaken to transfer selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. We expect to liquidate this investment in the third quarter of 2005.

(8) Line of Credit

     In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement had an initial term of two years and was terminated on January 26, 2005 under mutual agreement. As of December 31, 2004, Detron had $0.1 million outstanding under the credit facility.

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

     Our operating segments are defined geographically by region (see Overview), namely the Americas region and the EMEA region. Both regions provide design and deployment services, operations and maintenance services and technical consulting services.

     Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
Three Months Ended March 31,
Revenues:
From external customers	$26,990	$19,447	$17,228	$22,248	$44,218	$41,695
Inter-segment revenues	—	—	—	—	—	—
Total revenues	$26,990	$19,447	$17,228	$22,248	$44,218	$41,695
Income (loss) before taxes	$2,100	$1,479	$(884)	$749	$1,216	$2,228
Total assets	$39,286	$40,305	$52,588	$58,799	$91,874	$99,104

     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2005
Revenues:
Revenues for reportable segments	$44,218	$41,695
Revenues for non-reportable segments	831	817

Total consolidated revenues	45,049	42,512

Assets
Assets for reportable segments	$91,874	$99,104
Assets not attributable to reportable segments:
Cash and cash equivalents	18,618	9,856
Restricted Cash	—	232
Receivables	913	1,175
Deferred and prepaid taxes	5,823	1,831
Property and equipment	971	741
Investments	1,026	636
Prepaid and Other	771	327

Total consolidated assets	$119,996	$113,902

(11) Receivables

     For the year ended December 31, 2004 and the quarter ended March 31, 2005, we derived 81.7% and 83.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.

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

     The factors listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2004, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

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

Americas:	The Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the first quarter of 2005, Americas generated approximately 46% of our total revenue The decision has been made to move the headquarters for the Americas region from Los Angeles, California to the Company’s headquarters in McLean, Virginia. This transition should be complete by third quarter of 2005.

EMEA:	Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Saudi Arabia and the Middle East. In the first quarter of 2005, EMEA generated approximately 52% of our total revenue.

Asia & other:	This includes our operations in Asia, the Wireless Institute and LCC Wireline. The decision has been made to wind down and dissolve the Wireline business. In the first quarter of 2005, these combined operations generated approximately 2% of our total revenues. Our operations in Asia comprise representative offices in Beijing and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.

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

     Another critical statistic that we monitor is our contract backlog, which at March 31, 2005, comprised firm backlog of $84.9 million and implied backlog of $5.6 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.

     Since 2001, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. In 2001, we sold certain of our interests in NextWave Telecom, Inc. or NextWave for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which required a total cash commitment of about $1.1 million. In 2004, we sold an unsecured claim against NextWave for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

     The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	our customers have faced difficulties in obtaining financing to fund the development, expansion and upgrade of their networks;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self perform work) on our large programs and the associated margin degradations; and

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.

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

     During 2001 and 2002, some of our customers faced difficulty in obtaining the necessary financing to fund the development, expansion and upgrade of their networks. The state of the wireless industry and the overall financial market have an impact on our business, and to the extent there is a slowdown in the wireless sector of the overall economy in the future, there could be an adverse effect on the company.

     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 7% and 17% of our total revenues for the three months ended March 31, 2004 and 2005, respectively, and it is expected to continue to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.

     In the three months ended March 31, 2005, approximately 39% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 32% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.

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

Three Months Ended March 31, 2005
Compared to
Three Months Ended March 31, 2004

Results of Operations

     The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended
	March 31, 2004		March 31, 2005
	(in thousands)		(in thousands)
Revenues:
Americas	$26,990		$19,447
EMEA	17,228		22,248
Asia and other	831		817

	$45,049		$42,512

Cost of revenues:		(% of revenue)		(% of revenue)
Americas	$23,386	86.6%	$16,333	84.0%
EMEA	14,145	82.1	16,682	75.0
Asia and other	566	68.1	571	69.9

	$38,097	84.6%	$33,586	79.0%

Gross margins:
Americas	$3,604	13.4%	$3,114	16.0%
EMEA	3,083	17.9	5,566	25.0
Asia and other	265	31.9	246	30.1

	$6,952	15.4%	$8,926	21.0%

Americas

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

     In the first quarter of 2005, revenues from network deployment contracts declined $6.7 million in North America compared to first quarter 2004 due primarily to the winding down of the US Cellular turnkey contract. Revenues from RF contracts in North America declined $1.8 million over the same period due primarily to completion of Nokia design contracts. However, revenues from South and Central America increased $0.9 million due primarily to the start of new projects in Brazil and Mexico. Gross margins improved from 13.4% in the first quarter of 2004 to 16.0% for the same period. This improvement occurred because of a higher percentage of revenues throughout the Americas being derived from RF contracts as opposed to network deployment contracts.

EMEA

     In 2004, our total revenues of $17.2 million for the region represented a larger portfolio of activities, including our projects in Algeria and our recently awarded technical consulting contract in Saudi Arabia. During the quarter we expensed approximately $0.2 million of start up costs associated with our contract in Saudi Arabia.

     The period-to-period increase in revenues for the first quarter of 2005 is attributable to a $7.0 million increase in revenues from the technical consulting contract in Saudi Arabia, which had just commenced during the first quarter of 2004. Revenues from Algeria were essentially unchanged. European revenues were down quarter-to-quarter about $1.7 million. Gross margins for the EMEA region improved dramatically due to the Saudi contract.

Asia and other

     Revenues for Asia and other were unchanged at $0.8 million in the first quarters of both 2004 and 2005, Gross margin is also essentially unchanged from quarter-to-quarter. In 2004, the revenues were generated by our Wireless Institute and Wireline activities. In 2005, we experienced increased activity in Asia and declines for the Wireless Institute and Wireline activities. Because of declining revenues and poor margins, the Wireline business is being wound down and dissolved.

Operating Expenses

	Three Months Ended
	March 31,	March 31,
	2004	2005
	(in thousands)
Operating expenses:
Net bad debt expense	$—	$14
General and administrative	6,233	7,363

Total general and administrative	6,233	7,377

Sales and marketing	1,768	2,258
Depreciation	756	718

	$8,757	$10,353

     The increase in sales and marketing expenses from $1.8 million in the first quarter of 2004 to $2.3 million in 2005 is largely attributable to an increase in commission expense relating to the technical consulting contract in Saudi Arabia.

     The increase in general and administrative expenses from $6.2 million in the first quarter of 2004 to $7.3 million in 2005 is largely attributable to severance costs in the Americas, EMEA, and corporate of approximately $0.7 million, and an additional $0.3 million due to higher consulting and audit fees associated with Sarbanes-Oxley Act compliance.

Other Income and Expense

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in thousands)
Other income (expense):
Interest income	$59	$40
Interest expense	(51)	(82)
Other, primarily foreign exchange transactions	152	(468)

	$160	$(510)

     The loss in Other is attributable to foreign currency transaction losses in the first quarter of 2005 as a result of the U.S. dollar appreciating against the British pound and the Euro.

Tax Benefit or (Expense)

     A tax expense of $0.8 million was recognized in the first quarter of 2005 as compared to a tax benefit of $0.1 million in the first quarter of 2004. The 2005 tax expense arises from international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

Net Income or (Loss)

     In the first quarter of 2004, revenues of $45.0 million generated operating losses of $1.8 million. We reported a loss before taxes of $1.6 million and we recorded a tax benefit of $0.1 million, equivalent to an effective tax rate of 5.5%, resulting in a reported net loss of $1.6 million.

In the first quarter of 2005, revenues of $42.5 million generated operating losses of $1.4 million. We reported a loss before taxes of $1.9 million and we recorded a tax expense of $0.8 million resulting in a reported net loss of $2.8 million.

Liquidity and Capital Resources

     The following discussion relates to our sources and uses of cash and cash requirements during the three months ended March 31, 2004 and 2005.

Sources and Uses of Cash

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in thousands)
Net cash used in operating activities	$(6,073)	$(4,947)
Net cash used in investing activities	(820)	(174)
Net cash provided by (used in) financing activities	1,101	202

Net decrease in cash and cash equivalents	$(5,792)	$(4,919)

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

     In the first quarter of 2005, operating activities were down slightly compared to the prior year, and we reported revenues of $42.5 million for the quarter with an operating loss of $1.4 million. Cash used in operating activities declined to $4.9 million, primarily due to a decrease in accounts payable and accrued expenses representing net payments of $7.7 million during the first quarter of 2005. This was partially offset by a combined decrease of $6.1 million in trade and unbilled receivables representing net collections during the quarter. The combined decline in total receivables of $6.2 million is due to a $12.5 million decline in trade accounts receivable, which was partially offset by an increase of $6.3 million in unbilled receivables reflective of the timing of milestone payment collections on some major contracts. Cash used in investing activities was $0.2 million, which was offset by cash provided by financing activities of $0.2 million. Overall, cash decreased by $4.9 million during the quarter.

Cash Requirements

	December 31, 2004	March 31, 2005
	(thousands)
Cash and cash equivalents	$21,820	$16,901
Restricted cash	1,162	1,032

Total cash and short-term investments	$22,982	$17,933

Line of credit	$147	$—

Working capital	$51,531	$48,987

     During the first quarter of 2005, the principal requirements for cash were to finance operating losses and the decrease in accounts payable and accrued expenses of $7.7 million Although working capital declined by $2.5 million during the quarter, we anticipate that collection of existing unbilled receivables will largely fund our cash requirements as we continue to perform work ahead of contractual billing milestones, primarily in the Americas region. This expectation may be affected by the timing of the milestone payments by major customers. Despite the decline in working capital for the first quarter of 2005, we believe that for at least the next twelve months we have adequate cash and other working capital to fund our operations.

     As of March 31, 2005, we had no material cash commitments and we had not engaged in any off-balance sheet financing.

Critical Accounting Policies

     Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue recognition

     Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 74.8% and 81.7% for the three months ended March 31, 2004 and 2005, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2004 and March 31, 2005, respectively, we had $34.3 million and $40.6 million of unbilled receivables.

Allowance for doubtful accounts

     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2004 and the quarter ended March 31, 2005, we derived 81.7% and 83.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 75.3% and 82.4% of our net receivable balance as of December 31, 2004 and March 31, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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

     Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $14.7 million and $16.0 million as of December 31, 2004 and March 31, 2005, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. These deferred tax assets primarily consist of net operating losses carried forward, foreign tax credits and compensation accruals. The net deferred tax assets as of December 31, 2004 and March 31, 2005, remained unchanged at $1.1 million.

Restructuring charge

     In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of March 31, 2005 that we will receive $10.6 million in sublease income, of which $8.3 million is committed.

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

     Customers outside of the United States accounted for 38.8% and 56.4% of our revenues for the quarters ended March 31, 2004 and 2005, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income (loss) component of shareholders’ equity decreased $0.1 million during the quarters ended March 31, 2004 and 2005. As of March 31, 2005, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $18.9 million.

     We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and its consolidated foreign subsidiaries and between the McLean office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at March 31, 2005 (denominated in Euros) include Italy in the amount of $1.9 million and Algeria in the amount of $1.6 million. Foreign subsidiaries with amounts owed to or from the McLean operations at March 31, 2005 (denominated in Euros or British Pounds) include Italy in the amount of $4.4 million and England in the amount of $5.6 million. These balances generated a foreign exchange loss of $0.4 million included in our consolidated results at March 31, 2005. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $16,000 net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. A hypothetical appreciation of the Euro and the British Pound of 10% would result in a gain of $1.1 million on the intercompany receivables denominated in these currencies. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

     Although currency fluctuations can have an impact on our reported results and shareholders’ equity, such fluctuations can affect our cash flow and could result in actual economic gains or losses. We currently do not hedge any of these risks in our foreign subsidiaries because: (i) our subsidiaries generally earn revenues and incur expenses within a single country and, consequently, do not incur currency risks in connection with the conduct of their normal operations; (ii) other foreign operations are minimal; and (iii) we do not believe that hedging transactions are justified by the current exposure and cost at this time.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

     The Chief Executive Officer and Chief Financial Officer as of March 31, 2005 carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, these officers have concluded that as of March 31, 2005, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

     There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to December 31, 2004.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

     We are party to various non-material legal proceedings and claims incidental to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5: Other Information

     Not Applicable

Item 6: Exhibits and Reports on Form 8-K

10.1	—	Consulting Agreement, dated as of April 25, 2005, between the Company and C. Thomas Faulders, III.

10.2	—	Interim Executive Services Agreement, dated as of April 25, 2005, between the Company and Tatum CFO Partners, LLP

10.3	—	Consulting Agreement, dated as of March 30, 2005, between the Company and Michael S. McNelly

10.4	—	Employee Agreement and General Release, dated as of March 30, 2005, between the Company and Michael S. McNelly

10.5	—	Employee Agreement and General Release, dated as of April 29, 2005, between the Company and Vincent Gwiazdowski

10.6	—	Letter Agreement, dated as of March 29, 2005, between the Company and Graham Perkins

10.7	—	Letter Agreement, dated as of March 31, 2005, between the Company and James W. Greenwell

11	—	Calculation of Net Loss Per Share

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

/s/ PETER A. DELISO

Peter A. Deliso Interim Chief Executive Officer, Vice President, General Counsel and Secretary
Date: May 10, 2005