Form 10-Q/A
period 2004-09-30
LCC INTERNATIONAL INC
filed 2005-11-23
CIK 1016229

United States Securities and Exchange Commission
Washington, DC 20549
Form 10-Q/A
(Amendment No.1)
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to              .
Commission File Number: 0-21213
LCC International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1807038 (I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA (Address of Principal Executive Offices)	22102 (Zip Code)
Registrant’s telephone number, including area code: (703) 873-2000
Not Applicable
(Former name, former address and former fiscal year, if changed, since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ * No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
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
*	Due to the fact that the registrant is restating its financial statements for the quarters ended September 30, 2004 and March 31, 2005 and for the year ended December 31, 2004, the registrant did not file on a timely basis its Quarterly Report on a Form 10-Q for the quarters ended June 30, 2005, and September 30, 2005.

EXPLANATORY NOTE
(Dollars in thousands)
(Unaudited)
On August 8, 2005, LCC International, Inc. (the “Company”) announced it would restate its financial results for the three- and nine-month periods ended September 30, 2004, the year ended December 31, 2004 and the three-month period ended March 31, 2005. As part of that announcement the Company stated that the Company’s financial statements in its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004 should be restated and such statements, as well as management’s assertions on internal controls over financial reporting in such reports, should no longer be relied upon prior to their restatement. The Company also stated that, in light of the foregoing restatements, it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 because its ability to complete that report is dependent on the prior completion of the restatements. On October 31, 2005, the Company announced that, for the same reason, it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
The Company is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, originally filed on November 12, 2004 (the “Original Filing”), to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the quarter ended September 30, 2004 and the notes related thereto.
At the end of each quarter all major revenue-producing contracts are reviewed with the CFO. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of the cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because the key control that would have detected the overstatement was not followed correctly. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and confirmation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. In its review of the accounting for this contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected an immaterial error related to accrued expenses for a net decrease of $77,000 to net income. The Company’s condensed consolidated financial statements for the three- and nine-month periods ending September 30, 2004 have been restated to correct these errors, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.
As a result of the restatement, revenues for the three- and nine-month periods ending September 30, 2004 changed from $56,345 and $154,012, respectively, to $50,006 and $147,673, respectively. Cost of revenues changed from $46,015 and $126,751, respectively, to $40,605 and $121,341, respectively, resulting in change in net income from $1,221 and $981, respectively, to $639 and $399, respectively. In addition, Unbilled receivables changed from $45,321 to $39,059; Accrued expenses from $28,828 to $23,495, and Accumulated deficit from $(35,621) to $(36,203).
The Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to the process for calculation of the percentage-of-completion of the Company’s largest fixed price contract. The Company has taken steps to remediate the material weaknesses as of the date of this report. See “Item 4. Controls and Procedures.”
This Form 10-Q/A contains changes to Item 1 – Financial Statements, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4- Controls and Procedures to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2004 and the notes related thereto. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for this amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A also does not reflect events occurring after the filing of Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filings on Form 10-K/A for the year ended December 31, 2004, and on Form 10-Q/A for the fiscal quarter ended March 31, 2005 (both filed simultaneously with this report).
On July 18, 2005, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) regarding its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005. Following a series of written exchanges, on November 4, 2005 the Company received a letter from the SEC stating that it had completed their review of these reports and had no further comments. In response to the SEC’s comments, the Company has made the following changes, which have been incorporated in this Form 10-Q/A for the three- and nine-month periods ending September 30, 2004:
•	Expanded the MD&A captions for operating expense and other income (expense) to include segment information, so that the reader may reconcile segment profitability in MD&A to the segment reporting footnote under SFAS 131.

•	Revised the Statement of Operations to read “Cost of revenue (exclusive of depreciation shown separately below.)”

•	Disclosed in greater detail any events leading to changes in restructuring accruals.

LCC International, Inc and Subsidiaries
Quarterly Report on Form 10-Q/A
For the quarter ended September 30, 2004

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
REVENUES	$29,350	$50,006	$64,677	$147,673
COST OF REVENUES (exclusive of depreciation shown separately below)	23,756	40,605	53,215	121,341

GROSS PROFIT	5,594	9,401	11,462	26,332

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,302	2,072	4,739	5,724
General and administrative	4,118	5,929	13,587	18,762
Restructuring charge (recovery)	150	—	(2)	(924)
Depreciation and amortization	1,338	728	2,944	2,097

	6,908	8,729	21,268	25,659

OPERATING INCOME (LOSS)	(1,314)	672	(9,806)	673

OTHER INCOME (EXPENSE):
Interest income	49	23	246	134
Interest expense	(49)	(60)	(98)	(152)
Other	(137)	83	1,232	604

	(137)	46	1,380	586

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,451)	718	(8,426)	1,259
PROVISION (BENEFIT) FOR INCOME TAXES	(426)	79	(1,264)	860

NET INCOME (LOSS)	$(1,025)	$639	$(7,162)	$399

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.03	$(0.34)	$0.02

Diluted	$(0.05)	$0.03	$(0.34)	$0.02

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	21,002	24,411	20,977	24,392

Diluted	21,002	24,988	20,977	25,370

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2003	2004
		(Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$28,943	$18,418
Restricted cash	1,568	1,194
Short-term investments	520	—
Receivables, net of allowance for doubtful accounts of $466 and $634 at December 31, 2003 and September 30, 2004, respectively:
Trade accounts receivable	27,456	42,204
Unbilled receivables	35,007	39,059
Due from related parties and affiliates	180	259
Deferred income taxes, net	3,547	3,706
Prepaid expenses and other current assets	1,726	1,406
Prepaid tax receivable and prepaid taxes	662	696

Total current assets	99,609	106,942
Property and equipment, net	3,818	4,408
Investments in affiliates	764	670
Deferred income taxes, net	1,407	683
Goodwill	11,115	11,410
Other intangibles	843	581
Other assets	1,035	1,575

	$118,591	$126,269

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$1,840	$1,291
Accounts payable	11,485	18,775
Accrued expenses	21,152	23,495
Accrued employee compensation and benefits	5,525	5,124
Deferred revenue	471	558
Income taxes payable	967	1,078
Accrued restructuring current	2,903	1,705
Other current liabilities	286	214

Total current liabilities	44,629	52,240
Accrued restructuring non-current	3,432	2,029
Other liabilities	762	752

Total liabilities	48,823	55,021

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 19,549 and 19,889 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	195	199
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,638 and 4,538 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	46	45
Paid-in capital	106,262	107,229
Accumulated deficit	(36,602)	(36,203)
Note receivable from shareholder	(1,557)	(1,557)

Subtotal	68,344	69,713
Accumulated other comprehensive income — foreign currency translation adjustments	1,424	1,535

Total shareholders’ equity	69,768	71,248

	$118,591	$126,269

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(7,162)	399
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,944	2,097
Provision (recovery) for doubtful accounts	(2,073)	136
Loss on equity method investment	52	466
Restructuring charge (recovery)	(2)	(924)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(13,400)	(19,034)
Accounts payable and accrued expenses	1,564	9,232
Other current assets and liabilities	8,170	(1,119)
Other non-current assets and liabilities	(957)	(298)

Net cash used in operating activities	(10,864)	(9,045)

Cash flows from investing activities:
Proceeds from sales of short-term investments	(20)	—
Purchases of property and equipment	(848)	(2,468)
Proceeds from disposals of property and equipment	56	30
Business acquisitions and investments	(651)	(360)

Net cash used in investing activities	(1,463)	(2,798)

Cash flows from financing activities:
Borrowings on line of credit	6,517	15,652
Payments on line of credit	(5,425)	(16,197)
Proceeds from issuance of common stock, net	58	72
Proceeds/purchases of short term investments	—	520
Proceeds from exercise of options	170	897
Decrease (increase) in restricted cash	195	374

Net cash provided by financing activities	1,515	1,318

Net decrease in cash and cash equivalents	(10,812)	(10,525)
Cash and cash equivalents at beginning of period	37,507	28,943

Cash and cash equivalents at end of period	$26,695	18,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$287	$222
Interest	39	40
See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements as Restated
(Unaudited)
(1) Restatement
     On August 8, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) which stated that we would restate our financial results for the three and nine-month periods ended September 30, 2004, full year 2004 and the three-month period ended March 31, 2005.
     During the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of the cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. In the case of this contract, such review and confirmation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. In its review of the accounting for this contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other immaterial errors related to accrued expenses for a net decrease of $77,000 to net income.
Condensed Consolidated Statement of Operations

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue	$56,345	$(6,339)	$50,006	$154,012	$(6,339)	$147,673
Cost of revenues	46,015	(5,410)	40,605	126,751	(5,410)	121,341

Gross Profit	10,330	(929)	9,401	27,261	(929)	26,332
Operating expenses:
Sales and marketing	2,072	—	2,072	5,724	—	5,724
General and administrative	5,929	—	5,929	18,762	—	18,762
Restructuring charge	—	—	—	(924)	—	(924)
Depreciation and amortization	728	—	728	2,097	—	2,097

Total operating expenses	8,729	—	8,729	25,659	—	25,659
Operating income (loss)	1,601	(929)	672	1,602	(929)	673
Other income (expense)
Interest income	23	—	23	134	—	134
Interest expense	(60)	—	(60)	(152)	—	(152)
Other	83	—	83	604	—	604

Total other (income) expense	46	—	46	586	—	586
Income (loss) before tax	1,647	(929)	718	2,188	(929)	1,259
Provision (benefit) for taxes	426	(347)	79	1,207	(347)	860

Net income (loss)	$1,221	$(582)	$639	$981	$(582)	$399

Condensed Consolidated Balance Sheet

	Nine Months Ended
	September 30, 2004
	Previously
	Reported	Adjustments	Restated
Unbilled receivables	$45,321	$(6,262)	$39,059
Due from related parties and affiliates	251	8	259
Deferred income taxes, net	3,277	429	3,706
Total current assets	112,767	(5,825)	106,942
Total assets	132,094	(5,825)	126,269
Accounts payable	18,751	24	18,775
Accrued expenses	28,828	(5,333)	23,495
Income taxes payable	996	82	1,078
Total current liabilities	57,467	(5,227)	52,240
Total liabilities	60,248	(5,227)	55,021
Accumulated deficit	(35,621)	(582)	(36,203)
Accumulated other comprehensive income	1,551	(16)	1,535
Total liabilities and shareholders’ equity	$132,094	$(5,825)	$126,269
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2004
	Previously	Restatement
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$981	(582)	$399
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciations and amortization	2,097		2,097
Provision (recovery) for doubtful accounts	136		136
Loss on equity method investment	466		466
Restructuring charge (recovery)	(924)		(924)
Changes in operating assets and liabilities:
Trade, unbilled and other receivables	(25,288)	6,254	(19,034)
Accounts payable and accrued expenses	14,541	(5,309)	9,232
Other current and non-current assets and liabilities	(772)	(347)	(1,119)
Other non-current assets and liabilities	(282)	(16)	(298))

Net cash used in operating activities	$(9,045)	—	$(9,045)

(2) Description of Operations
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
(3) Basis of Presentation
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

(4) Equity-Based Compensation
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Net income (loss):
Net income (loss) as reported	$(1,025)	$639	$(7,162)	$399
Deduct total stock-based employee compensation expense determined under fair value based method	(528)	(545)	(1,962)	(986)

Pro forma net income (loss)	$(1,553)	$94	$(9,124)	$(587)

Net income (loss) per share
As reported:
Basic	$(0.05)	$0.03	$(0.34)	$0.02

Diluted	$(0.05)	$0.03	$(0.34)	$0.02

Pro forma:
Basic	$(0.07)	$0.00	$(0.43)	$0.02

Diluted	$(0.07)	$0.00	$(0.43)	$0.02

(5) Other Comprehensive Income (Loss)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Net income (loss)	$(1,025)	$639	$(7,162)	$399

Other comprehensive income (loss), before tax	154	516	1,255	111
Income tax provision related to items of comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	154	516	1,255	111

Comprehensive income (loss)	$(871)	$1,155	$(5,907)	$510

(6) Related Party Transactions
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

(7) Restructuring Charge
     In 2002, we adopted a restructuring plan and recorded restructuring charges of $13.5 million. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. The charge for the excess office space was approximately $12.5 million, which included $1.5 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of September 30, 2004, the restructuring charge calculation assumes we will receive $11.6 million in sublease income, of which $10.2 million is committed.
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

(8) Investments
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
     On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital. We account for the investment in LCC/BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect our proportionate share of LCC/BOCO’s losses through March 31, 2004, and an additional equity loss of $0.2 million in the second quarter, both of which are recorded in other expense. BOCO has advised us that it has made a strategic decision to exit the wireless telecommunications infrastructure services business and we have agreed to dissolve the joint venture. We have undertaken to transfer selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. After distribution of the assets and cash remaining in the joint venture, we anticipate an additional loss of $0.2 million, which we recorded in other expense in the accompanying condensed consolidated statement of operations.
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
(9) Line of Credit
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
(10) Commitments and Contingencies
     We are party to various non-material legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse effect on our consolidated results of operations or financial condition.

(11) Segment reporting
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
     Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total
	2003	2004	2003	2004	2003	2004
		(Restated)				(Restated)
Three Months Ended September 30,
Revenues:
From external customers	$13,488	$28,946	$15,143	$19,494	$28,631	$48,440
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$13,488	$28,946	$15,143	$19,494	$28,631	$48,440

Income (loss) before taxes	493	3,188	685	478	1,178	3,666
Total assets	18,319	44,883	42,675	58,010	60,994	102,893

	Americas		EMEA		Segment Total
	2003	2004	2003	2004	2003	2004
		(Restated)				(Restated)
Nine Months Ended September 30,
Revenues:
From external customers	$27,020	$88,683	$35,908	$54,549	$62,928	$143,232
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$27,020	$88,863	$35,908	$54,549	$62,928	$143,232

Income (loss) before taxes	(616)	9,023	(598)	(254)	(1,214)	8,769
     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Revenues:
Revenues for reportable segments	$28,631	$48,440	$62,928	$143,232
Revenues for nonreportable segments	719	1,566	1,749	4,441

Total consolidated revenues	$29,350	$50,006	$64,677	$147,673

Assets:
Assets for reportable segments			$60,994	$102,893
Assets not attributable to reportable segments:
Cash and cash equivalents			23,413	13,811
Restricted cash			—	222
Short-term investments			534	—
Receivables			916	2,355
Deferred and prepaid taxes			5,672	5,085
Property and equipment			1,151	868
Investments			462	643
Prepaid and other			179	392

			32,327	23,376

Total consolidated assets			$93,321	$126,269

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(Restated)		(Restated)
Income (loss) before income taxes for reportable segments	$1,178	$3,666	$(1,214)	$8,769
Restructuring charge	(150)	—	2	924
Income (loss) before income taxes for non-reportable segments	(2,479)	(2,948)	(7,214)	(8,434)

Income (loss) from operations before income taxes	$(1,451)	$718	(8,426)	$1,259

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations as Restated
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, these statements can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. The statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These statements include, among others, our estimates of future revenues and our expectations that those revenues will fluctuate significantly, our belief that we have adequate cash, available borrowing capacity and short-term investments which will satisfy cash requirements for at least the next twelve months, and our ability to pursue and secure new business opportunities.
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
Restatement
     On August 8, 2005, LCC International, Inc. (the “Company”) announced it would restate its financial results for the three- and nine-month periods ended September 30, 2004, the year ended December 31, 2004 and the three-month period ended March 31, 2005. As part of that announcement the Company stated that the Company’s financial statements in its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004 should be restated and such statements, as well as management’s assertions on internal controls over financial reporting in such reports, should no longer be relied upon prior to their restatement. The Company’s condensed consolidated financial statements for the three- and nine-month periods ending September 30, 2004 have been restated to correct these errors, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.
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

Americas:	Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the third quarter of 2004, Americas generated approximately 58% of our total revenue.

EMEA:	Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Germany, Spain, Greece and the Middle East. In the third quarter of 2004, EMEA generated approximately 39% of our total revenue.

Nonreportable segments:	This includes our operations in Asia, the Wireless Institute and LCC Wireline. In the third quarter of 2004, these combined operations generated approximately 3% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing, Singapore and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.
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
     Another critical statistic that we monitor is our contract backlog, which at September 30, 2004, comprised firm backlog of $88 million and implied backlog of $5 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. However, our current implementation plans call for the delivery of significant network deployment revenues over the course of 2004, so it is reasonable to expect that our backlog will decline in the short term.
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

     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 21.3% and 12.3% of our total revenues for the nine months ended September 30, 2003 and 2004, respectively, and it is expected to be an area of business growth in the future. We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services. In the nine months ended September 30, 2004, approximately 36.2% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 15.4% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
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
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
			(Restated)				(Restated)
Revenues:
Americas	$13,488		$28,946		$27,020		$88,683
EMEA	15,143		19,494		35,908		54,549
Nonreportable segments	719		1,566		1,749		4,441

	$29,350		$50,006		$64,677		$147,673

		(% of		(% of		(% of		(% of
		revenue)		revenue)		revenue)		revenue)

Cost of revenues:
Americas	$11,575	85.8%	$24,243	83.8%	$23,334	86.4%	$75,139	84.7%
EMEA	11,922	78.7	15,109	77.5	28,783	80.2	42,943	78.7
Nonreportable segments	259	36.0	1,253	80.0	1,098	62.8	3,259	73.4

	$23,756	80.9%	$40,605	81.2%	$53,215	82.3%	$121,341	82.2%

Gross margins:
Americas	$1,913	14.2%	$4,703	16.2%	$3,686	13.6%	$13,544	15.3%
EMEA	3,221	21.3	4,385	22.5	7,125	19.8	11,606	21.3
Nonreportable segments	460	64.0	313	20.0	651	37.2	1,182	26.6

	$5,594	19.1%	$9,401	18.8%	$11,462	17.7%	$26,332	17.8%

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
     In the third quarter of 2004, we continued to implement the US Cellular and Sprint network deployment projects, with a major emphasis on subcontracted construction activities. Network deployment represented about $19.5 million of revenue, an increase of $14.0 million over the same period in 2003. RF/wireless design business continued to grow steadily and represented about $8.2 million of revenue, an increase of only $0.5 million over the same period in 2003. Cost of revenues and gross margins for network deployment for the third quarter of 2004 were affected by the large percentage of subcontracted construction activity in the quarter, resulting in gross margins of 11.7%. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, resulting in gross margins of 26.4% for the quarter. The combined effect of the network deployment and RF/wireless design business was to record gross margins of 16.1% for the quarter.
     For the first nine months of 2004, network deployment and RF/wireless design represented about $58.5 million and $27.7 million of revenues, respectively. Cost of revenues and gross margins for the nine months reflected the mix of the business and the significant volume of subcontracted work, so that gross margins for the nine months for network deployment and RF/wireless design amounted to 11.7% and 22.5%, respectively, a combined gross margin for the region of 15.1%.
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
     In the third quarter of 2004, revenues grew to $19.5 million, an increase of $4.4 million over the same period in 2003. Growth in the businesses in developed countries accounted for about $1.3 million of this increase and about $3.1 million was attributable to the growth in lesser developed countries, such as Saudi Arabia. During the third quarter of 2003, the gross margins of the businesses in developed countries were adversely affected by higher than expected costs of revenue for certain deployment projects, resulting in gross margins falling to about 12% of revenues. Gross margins for the businesses in lesser developed countries, which are primarily time and materials contracts, improved to 34.0%. Overall, gross margins for the region were 22.5%.
     For the first nine months of 2004, revenues grew to $54.6 million, an increase of $18.6 million over the same period in 2003. Growth in the businesses in developed countries accounted for $7.0 million of this increase, while the businesses in lesser developed countries accounted for $11.6 million, $8.5 million of which was attributable to Saudi Arabia alone. Developed countries generated about 62% of the revenue for the period and 42% of the gross profit, while the lesser developed countries generated 38% of the revenue and 58% of the gross profit. Gross margin improved from 19.8% for the first nine months of 2003 to 21.3% for the same period in 2004 largely because of the reduced profitability in the developed countries being offset by the increasing share of the more profitable businesses in the lesser developed countries.

Nonreportable Segments
     Nonreportable segments generated revenues of $0.7 million in the third quarter of 2003 and about $1.6 million in the third quarter of 2004, an increase of $0.9 million. In 2003, these revenues were generated by our operations in Asia and our Wireless Institute. In the second half of 2003, we started a new initiative, LCC Wireline, and this accounted for all of the increase in revenues of $0.8 million. Gross margins in the wireline business are broadly consistent with our RF/wireless design business, and while the gross profits for the first nine months of 2004 have increased in absolute terms compared to the same period in 2003 largely due to the results of the Wireline business, the gross margin of nonreportable segments has decreased overall from 32.5% for the first nine months of 2003 to 26.5% for the same period in 2004.
Operating Expense

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Sales and marketing
Americas	$852	$945	$2,635	$2,600
EMEA	204	905	1,142	2,430
Nonreportable segments	246	222	962	694

	1,302	2,072	4,739	5,724

Bad debt expense (recovery)
Americas	—	—	23	100

EMEA	(816)	35	(1704)	35
Nonreportable segments	—	—	(390)	—

	(816)	35	(2,071)	135

General and administrative
Americas	455	437	1,374	1,448
EMEA	2,052	2,486	6,415	8,021
Nonreportable segments	2,427	2,971	7,869	9,158

	4,934	5,894	15,658	18,627

Restructuring charge
Americas	(385)	—	(460)	(29)
EMEA	535	—	458	(567)
Nonreportable segments	—	—	—	(328)

	150	—	(2)	(924)

Depreciation and amortization
Americas	97	128	286	363
EMEA	1,099	504	2,186	1,425
Nonreportable segments	142	96	472	309

	1,338	728	2,944	2,097

Total

Americas	1,019	1,510	3,858	4,482
EMEA	3,074	3,930	8,497	11,344
Nonreportable segments	2,815	3,289	8,913	9,833

	$6,908	$8,729	$21,268	$25,659

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

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Interest income
Americas	$—	$3	$16	$22
EMEA	—	6	5	19
Nonreportable segments	49	14	225	93

	49	23	246	134

Interest expense
Americas	—	(2)	(1)	(3)
EMEA	(49)	(54)	(97)	(144)
Nonreportable segments	—	(4)	—	(5)

	(49)	(60)	(98)	(152)

Gain (loss) on equity investment
Americas	—	—	—	—
EMEA	—	—	—	—
Nonreportable segments	—	—	1,000	766

	—	—	1,000	766

Impairment of assets
Americas	—	—	—	—
EMEA	—	—	—	—
Nonreportable segments	—	—	—	(181)

	—	—	—	(181)

Other
Americas	(16)	(6)	1	(29)
EMEA	52	71	408	176
Nonreportable segments	(173)	18	(177)	(128)

	(137)	83	232	19

Total
Americas	(16)	(5)	16	(10)
EMEA	3	23	316	51
Nonreportable segments	(124)	28	1,048	545

	$(137)	$46	$1,380	$586

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
     Other income and expense are mostly attributable to foreign currency gains and our share of equity losses in the LCC/BOCO joint venture.
Income (Loss) Before Taxes

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Segment Income Before Taxes
Americas	$493	$3,188	$(616)	$9,023
EMEA	685	478	(598)	(254)
Nonreportable segments	(2,479)	(2,948)	(7,214)	(8,434)

	(1,301)	718	(8,428)	335

Restructuring Charge (Recovery)
Americas	(385)	—	(460)	(29)
EMEA	535	—	458	(567)
Nonreportable segments	—	—	—	(328)

	150	—	(2)	(924)

Income (Loss) Before Taxes
Americas	878	3,188	(156)	9,052
EMEA	150	478	(1,056)	313
Nonreportable segments	(2,479)	(2,948)	(7,214)	(8,106)

	$(1,451)	$718	$(8,426)	$1,259

Tax Benefit or (Expense)
     The expense for income taxes of $0.1 million in the third quarter of 2004 was based on an estimated effective income tax rate of 11.0% for the quarter. This compares to a tax benefit of $0.4 million, based upon an estimated effective tax rate of 29.4% for the third quarter of 2003. The tax expense of $0.9 million and the tax benefit of $1.3 million for the nine months ended 2004 and 2003, respectively, were computed at an estimated effective income tax rate of 68.3% and 15.0%, respectively. The tax expense in 2004 is driven by statutory taxes in jurisdictions in which we are currently profitable and are anticipating the payment of income taxes. The estimated effective income tax rate is significantly higher than the statutory tax rates for the nine months ended September 30, 2004 due to losses generated in foreign jurisdictions for which we have not taken income tax benefits.
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
     In the third quarter of 2004, revenues of $50.0 million generated operating income of $0.7 million resulting in income before tax of $0.7 million. We recorded a tax expense of $0.1 million based on an estimated tax rate of 11.0% for the quarter, and reported net income of $0.6 million. For the first nine months of 2004, revenues of $147.7 million generated an operating income of $0.7 million, which after recording other income and expense for the Koll claim and our losses on LCC/BOCO, resulted in income before tax of $1.3 million. We recorded tax expense of $0.9 million and reported net income of $0.4 million.
Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the nine months ended September 30, 2003 and 2004.
Sources and Uses of Cash

	Nine Months Ended
	September 30,
	2003	2004
	(in thousands)
Net cash used in operating activities	$(10,864)	$(9,045)
Net cash used in investing activities	(1,463)	(2,798)
Net cash provided by (used in) financing activities	1,515	1,318

Net decrease in cash and cash equivalents	$(10,812)	$(10,525)

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
     In the first nine months of 2004, activities were significantly increased compared to 2003; revenues of $147.7 million resulted in net income of $0.4 million. Cash used in operating activities in the period was $9.0 million, largely attributable to an increase in receivables of $19.0 million, partly offset by an increase in accounts payable and accrued expenses of $9.2 million. Cash used in investing activities was $2.8 million, a significant part of which was attributable to the purchase of test and measurement equipment for new contracts won in the EMEA region, while cash generated by financing activities was $1.3 million. Overall, cash decreased by $10.5 million during the period.

Cash Requirements

	December 31, 2003	September 30, 2004
	(thousands)
Cash and cash equivalents	$28,943	$18,418
Restricted cash	1,568	1,194
Short-term investments	520	—

Total cash and short-term investments	$31,031	$19,612

Line of credit	$1,840	$1,291

Working capital	$54,980	$54,702

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
Revenue recognition
     Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 79.0% and 74.4% for the nine months ended September 30, 2003 and 2004, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total remaining costs to complete individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2003 and September 30, 2004, respectively, we had $35.0 million and $39.1 million of unbilled receivables.

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
     We assessed the realizability of certain deferred tax assets during the third quarter of 2004, consistent with the methodology we employed in prior periods. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2004 to determine the appropriate level of valuation allowance.
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
     Approximately 38.7% of the Company’s revenues were generated outside the United States for the nine months ended September 30, 2004, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2004 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

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
Item 4: Controls and Procedures (as restated)
     Disclosure controls and procedures: In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-(e) and 15d-(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. However, in connection with its review of financial results during the preparation of our Form 10-Q for the second quarter of 2005 and the additional review of revenue producing contracts performed in connection with the restatement and the preparation of this Form 10-Q/A, our management, with the participation of our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer, carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently finalizing our remediation plan to enhance our key controls to address the material weaknesses in our internal control over financial reporting that existed as of September 30, 2004.
     At the end of each quarter all major revenue-producing contracts are reviewed with the CFO. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because a key control that would have detected the overstatement did not operate effectively. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. In its review of the accounting for this contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other immaterial errors related to accrued expenses for a net decrease of $77,000 to net income. The Company’s condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2004 have been restated to correct these errors, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.

As a result of the restatement, revenues for the three- and nine-month periods ending September 30, 2004 changed from $56,345 and $154,012, respectively, to $50,006 and $147,673, respectively. Cost of revenues changed from $46,015 and $126,751, respectively, to $40,605 and $121,341, respectively, resulting in change in net income from $1,221 and $981, respectively, to $639 and $399, respectively. In addition, Unbilled receivables changed from $45,321 to $39,059; Accrued expenses from $28,828 to $23,495, and Accumulated deficit from $(35,621) to $(36,203).
In connection with our investigations relating to the restatements described above, we have undertaken the implementation of measures to strengthen our internal controls over financial reporting, including principally the following:
•	We have instituted a requirement that Company personnel responsible for preparing an estimate of the percentage-of-completion of the Company’s fixed price contracts for financial reporting purposes confirm in writing to the Chief Financial Officer on a monthly basis that such personnel has confirmed the accuracy of such estimate with the project managers with firsthand knowledge of the performance status of the contracts.

•	We have reassigned responsibility within the accounting department for preparation and review of the calculation of the percentage of completion for large fixed price contracts. The person to whom the responsibility has now been assigned is more experienced in accounting for large fixed price contracts. This person will be supervised by the new VP Finance for the Americas who will review the calculations monthly with the preparer and with the project manager responsible for the project.

•	We have consolidated all contract administration functions under the Chief Financial Officer.

•	We have increased the required scrutiny of revenue and cost recognition calculations made with respect to all customer contracts. Monthly contract reviews for the Americas region will be attended by the CEO, the CFO and the senior executive responsible for the Americas. More detailed contract reporting is being developed which will allow for more detailed review.

•	During the second quarter of 2005, we realigned the reporting relationships of all regional financial management such that they now report directly to the Chief Financial Officer.
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting. However, subsequent to September 30, 2004, we took the remedial actions described above.

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
     Not Applicable
Item 3: Defaults Upon Senior Securities
     Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5: Other Information
     Not Applicable
Item 6: Exhibits

3.1	—	Restated Certificate of Incorporation of the LCC International, Inc. (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

4.1	—	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.35	—	Form of Terms and Conditions and Option Grant Letter under the LLC International, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q, filed with the SEC on November 12, 2004).

11	—	Calculation of Net Income Per Share

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCC International, Inc. and Subsidiaries

/s/ CHARLES R. WALDRON
Charles R. Waldron
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer and
Date: November 23, 2005	Principal Accounting Officer)