Form 10-K/A
period 2004-12-31
LCC INTERNATIONAL INC
filed 2005-11-23
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑* No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

*	Due to the fact that the registrant is restating its financial statements for the quarters ended September 30, 2004 and March 31, 2005 and for the year ended December 31, 2004, the registrant did not file on a timely basis its Quarterly Report on a Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, at June 30, 2004 based upon the last reported sale price of the registrant’s Class A common stock on the NASDAQ National Market on that date, was $96,299, 499.
     As of March 3, 2005, the registrant had outstanding 20,286,949 shares of class A common stock, par value $.01 per share, and 4,427,577 shares of class B common stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated:
     (1) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders held on May 25, 2005 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 — 14 of this Form 10-K/A.

EXPLANATORY NOTE
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
The Company has filed this Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2004, originally filed on March 23, 2005 (the “Original Filing”), to reflect the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the related notes thereto, and Management’s Report on Internal Controls over Financial Reporting.
During the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The Company also determined that certain receipts under a related contract that had been accounted for as cost reimbursements should have been recognized as revenues. In its review of the accounting for the fixed price contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other errors related to accrued expenses and income taxes for a net increase of $438,000 to the net loss. The Company’s consolidated financial statements for the year ended December 31, 2004 have been restated to correct these errors, as summarized in Note 1 of the Notes to Consolidated Financial Statements as Restated appearing in this Form 10-K/A.
As a result of the restatement, revenues for the year ending December 31, 2004 changed from $198.6 million to $193.2 million. Cost of revenues changed from $162.9 million to $158.8 million, resulting in a change in net loss from $(5.3) million to $(6.3) million. In addition, unbilled receivables changed from $34.3 million to $28.7 million, accrued expenses from $26.3 million to $21.8 million, and accumulated deficit from $(41.9) million to $(42.9) million.
The Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to the process for calculation of the percentage-of-completion of the Company’s largest fixed price contract and related to the incorrect identification and accounting for revenue recognition for a related contract. The Company has taken steps to remediate the material weaknesses as of the date of this report. See “Item 9.A. Controls and Procedures.”
This Form 10-K/A contains changes to Item 1 Business — LCC Services, Geographic Organization, Customers and Backlog and Risk Factors (see items captioned “We may not receive the full amount of our backlog, which could harm our business” and “A large percentage of our revenues comes from fixed price contracts using the percentage of completion method of accounting, increases in estimated project costs could cause fluctuations in our quarterly results and adversely affect our operating results” and “If the percentage of our revenues derived from construction related activities increases, our gross margins and our net income may suffer” and “The extent of our dependence on international operations may give rise to increased management challenges and could harm our results of operations” ), Item 6 — Selected Financial Data, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 — Financial Statements and Supplementary Data and Item 9A — Controls and Procedures to reflect the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the related notes thereto and Management’s Report on Internal Controls over Financial Reporting. In addition, this Form 10-K/A includes the consent of KPMG LLP as Exhibit 23 and certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for this amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A also does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filing on Form 10-Q/A for the fiscal quarter ended March 31, 2005 (filed simultaneously with the report).
On July 18, 2005, Company received a comment letter from the Securities and Exchange Commission (“SEC”) regarding its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005. Following a series of written exchanges, on November 4, 2005 the Company received a letter from the SEC stating that it had completed their review of these reports and had no more comments. In response to the SEC’s comments, the Company has made the following changes, which have been incorporated in this 10-K/A for the year ended December 31, 2004:
•	Expanded the MD&A captions for operating expense and other income (expense) to include segment information, so that the reader may reconcile segment profitability in MD&A to the segment reporting footnote under SFAS 131.

•	Revised the Statement of Operations to read “Cost of revenue (exclusive of depreciation shown separately below)”.

•	Disclosed in greater detail any events leading to changes in restructuring accruals.

     This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K/A. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from results referred to in forward-looking statements.
PART I
Item 1. Business
Overview
     LCC International, Inc., a Delaware corporation, was formed in 1983. Unless the context indicates otherwise, references in this Form 10-K/A to the “Company,” “our,” “we,” or “us” are to LCC International, Inc.
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
     Since our inception, we have delivered wireless network solution services to more than 350 customers in over 50 countries. Customers outside of the United States accounted for 51.0% and 42.4% of our revenues for the years ended December 31, 2003 and 2004, respectively.
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

LCC Services
     We offer to our wireless customers a complete range of wireless network services, including: (i) high level technical consulting (7.8% of revenues for fiscal 2003 and 8.6% of revenues for fiscal 2004); (ii) design services (30.0% of revenues for fiscal 2003 and 28.9% of revenues for fiscal 2004); (iii) deployment services (59.3% of revenues for fiscal 2003 and 58.2% of revenues for fiscal 2004); and (iv) ongoing operations and maintenance services (2.9% of revenues for fiscal 2003 and 2.5% of revenues for fiscal 2004). In 2004, we derived 18.8% of our revenues from projects involving 2G technology, 60.9% of our revenues from projects involving 2.5G technology, 13.2% of our revenues from projects involving 3G technology, and 7.1% of our revenues from projects involving other technologies.
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
Geographic Organization
     We provide our services through a regional management organization that comprises two principal regions and several smaller divisions. Our primary operating regions are “Americas” and “EMEA” (Europe, Middle East and Africa). Our Americas region, which is headquartered outside Los Angeles, California, provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America, Central and South America. In 2004, Americas generated approximately 57.0% of our total revenue. Our EMEA region, which is based in London, is responsible for operations in the U.K., Italy, The Netherlands, Algeria, Germany, Spain, Greece and Saudi Arabia. In 2004 we established a marketing office in Dubai for our EMEA region. In 2004, EMEA generated approximately 40.4% of our total revenue.
     The Company’s nonreportable segments, in 2004 were comprised of our Asia operations, the Wireless Institute and our wireline service groups. In 2004, these combined operations generated approximately 2.6% of our total revenues. Our operations in Asia comprised a marketing office in Sydney and a representative office in Beijing. Through our Wireless Institute, we provide training to our engineers and customers covering the latest technologies developed and employed throughout the world.
     For financial information about our operating segments, please see note 20 to our consolidated financial statements on page 64.
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

Customers and Backlog
     We provide consulting, design, deployment, and operations and maintenance services to wireless service providers, telecommunications equipment vendors, satellite service providers, systems integrators and tower companies. In 2004, revenues from Sprint were 20.6% of our total revenues and revenues from U.S. Cellular were 19.5% of our total revenues. Some of our customers include:
Cingular
Ericsson
H3G
Nextel
O2
Sprint
T-Mobile
U.S. Cellular
     Our top ten customers accounted for 81.2% of total revenues for the year ended December 31, 2004.
     Our firm backlog was approximately $59.8 million at December 31, 2004. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $7.5 million as of December 31, 2004. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment. Our contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience. Our firm backlog was approximately $109 million and our implied backlog was approximately $5 million at December 31, 2003.
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
          For financial information about our international operations, please see note 20 to our consolidated financial statements on page 65.
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
          For the years ended December 31, 2003 and 2004, we derived 72.9% and 81.2%, respectively, of our total revenues from our ten largest customers. We believe that a limited number of customers will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.
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
          Our firm backlog was approximately $59.8 million at December 31, 2004. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met:
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
          A large percentage of our revenues is derived from fixed price contracts and our reliance on fixed price contracts may continue to grow. The portion of our revenues from fixed price contracts for the years ended December 31, 2002, 2003 and 2004 was 61.1%, 79.1% and 74.4%, respectively. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.
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
          We have historically earned lower relative gross margins on construction related activities. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Subcontracted work generally carries lower profit margins than self-performed work. If the proportion of construction related services we deliver increases, then our gross margins and net income may suffer. In 2004, 37.6% of revenues were attributable to construction related services.
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
          Customers outside the United States accounted for 51.0% and 42.4% of our revenues for the years ended December 31, 2003 and December 31, 2004, respectively. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:
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
          There are stringent rules that govern the realizable value of a deferred tax asset. As we closed out the fourth quarter of 2004, we determined that our circumstances in the US tax jurisdiction had changed to such an extent that it was appropriate to establish a valuation allowance for a large part of the US deferred tax assets, and this resulted in an increased tax expense of $3.9 million in the fourth quarter. To the extent that the circumstances which caused us to establish a valuation allowance for deferred tax assets in the fourth quarter of 2004 occur in the future, our profitability will be adversely affected.
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
Additional Information
     The company’s internet address is www.lcc.com. A copy of this annual report on Form 10-K/A, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.lcc.com/about/ir/default.htm as soon as reasonably possible after such report is filed with or furnished to the Securities and Exchange Commission.
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
     In addition, we lease office space in connection with our local operations in North and South America (Mission Viejo, California and São Paulo, Brazil), the United Kingdom (Cambridge, Stockley, Park, Bath, Solihull, Newark, Enfield and Glasgow), Italy (Rome and Milan), The Netherlands (‘s Hertogenbosch and Utrecht) and China (Beijing). We also lease space in connection with our regional marketing efforts in Spain and Dubai. In connection with our projects, we lease project office space as required to perform contracts in various locations for our clients.
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
Equity Compensation Plan Information
     The following table presents a summary of outstanding stock options and securities available for future grant under our equity compensation plans.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securities holders
Employee Stock Option Plan	3,531,418	$4.83	2,694,612
Directors Stock Option Plan (Class A Common Stock)	158,400	8.11	91,600
Directors Stock Option Plan (Class B Common Stock)*	45,000	16.88	—
Employee Stock Purchase Plan	—	—	411,928
Equity compensation plans not approved by security holders	—	—	—

Total	3,734,818	$5.12	3,198,140

*	Although the directors’ stock option plan authorizes the issuance of up to 250,000 shares of class B common stock, the final grant of such options occurred in May 2000 pursuant to the terms of the directors’ stock option plan.
     Note: We have outstanding options to purchase 15,000 shares of class A common stock to TC Group L.L.C. These options were not issued under one of our equity compensation plans and therefore are not included in the above table.
Item 6. Selected Financial Data — Restated
     Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2004, which have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Form 10-K/A.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
					(Restated)
Revenues:
Service	$149,385	$130,609	$67,069	$108,439	$193,158
Tower ownership and management	1,008	—	—	—	—

Total revenues	150,393	130,609	67,069	108,439	193,158

Cost of revenues (exclusive of depreciation shown separately below):
Service	109,952	103,535	58,429	88,998	158,847
Tower ownership and management	333	—	—	—	—

Total cost of revenues	110,285	103,535	58,429	88,998	158,847

Gross profit	40,108	27,074	8,640	19,441	34,311

Operating expenses:
Sales and marketing	7,833	7,068	8,095	6,624	7,986
General and administrative	19,673	15,978	20,311	18,508	27,446
Restructuring charge	(108)	—	13,522	(2)	(1,166)
Gain on sale of tower portfolio and administration, net	(26,437)	(2,998)	(2,000)	—	—
Depreciation and amortization	2,899	3,012	2,884	3,860	2,715

Total operating expenses	3,860	23,060	42,812	28,990	36,981

Operating income (loss)	36,248	4,014	(34,172)	(9,549)	(2,670)

Other income (expense)
Interest income (expense), net	1,688	1,886	818	325	(79)
Other	(787)	22,113	(3,767)	1,218	1,395

Total other income (expense)	901	23,999	(2,949)	1,543	1,316

Income (loss) before income taxes	37,149	28,013	(37,121)	(8,006)	(1,354)
Provision (benefit) for income taxes	16,531	11,041	(8,451)	(1,483)	4,957

Net income (loss)	$20,618	$16,972	$(28,670)	$(6,523)	$(6,311)

Net income (loss) per share:
Basic	$1.01	$0.83	$(1.37)	$(0.31)	$(0.26)

Diluted	$0.93	$0.81	$(1.37)	$(0.31)	$(0.26)

Weighted average shares outstanding:
Basic	20,360	20,571	20,902	21,292	24,381
Diluted	22,110	20,916	20,902	21,292	24,381
Consolidated Balance Sheet Data (at year-end):
Cash and short-term investments	$42,335	$53,142	$39,329	$31,031	$23,092
Working capital	59,460	72,134	49,959	54,980	49,658
Goodwill and intangibles, net	57	637	11,273	11,958	12,848
Total assets	110,045	112,231	96,723	118,591	120,807
Total debt	—	—	—	1,840	147

Shareholders’ equity	68,416	85,804	61,088	69,768	67,705
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Restated
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K/A.
Restatement of Financial Statements
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
The Company has filed this Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2004, originally filed on March 23, 2005 (the “Original Filing”), to reflect the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, the related notes thereto and Management’s Report on Internal Control over Financial Reporting.
At the end of each quarter all major revenue-producing contracts are reviewed with the CFO. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because the key control that would have detected the overstatement was not followed correctly. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. The Company also determined that certain receipts under a related contract that had been accounted for as cost reimbursements should have been recognized as revenues. This error was the result of a misinterpretation of the terms of the contract that governed the underlying transactions. In its review of the accounting for this contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other errors related to accrued expenses and income taxes for a net increase of $438,000 to the net loss. The Company’s consolidated financial statements for the year ended December 31, 2004 have been restated to correct these errors, as summarized in Note 1 of the Notes to Consolidated Financial Statements as Restated appearing in this Form 10-K/A.
As a result of the restatement, revenues for the year ending December 31, 2004 changed from $198.6 million to $193.2 million. Cost of revenues changed from $162.9 million to $158.8 million, resulting in a change in net loss from $(5.3) million to $(6.3) million. In addition, unbilled receivables changed from $34.3 million to $28.7 million, accrued expenses from $26.3 million to $21.8 million, and accumulated deficit from $(41.9) million to $(42.9) million.
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
     Americas: Headquartered near Los Angeles, California, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In 2004, Americas generated approximately 57% of our total revenue.
     EMEA: Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Saudi Arabia and the Middle East. In 2004, EMEA generated approximately 40% of our total revenue.

     Nonreportable segments: This segment of our business includes our operations in Asia, the Wireless Institute and LCC Wireline. In 2004, these combined operations generated approximately 3% of our total revenues. Our operations in Asia comprise a marketing office in Sydney and representative offices in Beijing, and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.
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
     Another critical statistic that we monitor is our contract backlog, which at December 31, 2004, comprised firm backlog of $60 million and implied backlog of $7 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
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
     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 18.9% and 13.2% of our total revenues for the years ended December 31, 2003 and 2004, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.
     In 2004, approximately 37.6% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 21.2% in 2003. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
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
Revenues, Cost of Revenues and Gross Margins

	Years Ended December 31,
	2002		2003		2004
	(in thousands)		(in thousands)		(in thousands)
					(Restated)	(Restated)
Revenues:
Americas	$29,706		$53,086		$110,007
EMEA	34,755		53,296		78,172
Nonreportable segments	2,608		2,057		4,979

	$67,069		$108,439		$193,158

		(% of revenue)		(% of revenue)		(% of revenue)

Cost of revenues:
Americas	$26,243	88.3%	$45,403	85.5%	$94,664	86.1%
EMEA	29,600	85.2%	42,196	79.2%	60,511	77.4%
Nonreportable segments	2,586	99.2%	1,399	68.0%	3,672	73.7%

	$58,429	87.1%	$88,998	82.1%	$158,847	82.2%

Gross margin:
Americas	$3,463	11.7%	$7,683	14.5%	$15,343	13.9%
EMEA	5,155	14.8%	11,100	20.8%	17,661	22.6%
Nonreportable segments	22	0.8%	658	32.0%	1,307	26.3%

	$8,640	12.9%	$19,441	17.9%	$34,311	17.8%

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
     In 2004, the revenue and gross margins for the region were dominated by the execution of the US Cellular and Sprint network deployment contracts, which were in backlog at the start of the year. Network deployment represented $72.4 million of revenue, an increase of more than 193% over the previous year. We continued to use subcontractors for the construction of cell sites in our network deployment business, and in 2004 about 47.8% of our network deployment revenue was attributable to subcontractors, compared to 17% in 2003. The RF/wireless design business represented revenue of $33.7 million, an increase of 27.3% over the previous year. Cost of revenues and gross margins for 2004 reflected the mix of the business and the high proportion of subcontractor costs, so that gross margins for network deployment and for RF/wireless design amounted to 11.4% and 19.3% respectively, compared to 7.3% and 21.1% in 2003. The overall gross margin for the region was not materially different in 2004 compared to 2003.
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
     In 2004, we expanded our operations in lesser developed countries as we commenced a multi year service project in Saudi Arabia and continued our consultancy and deployment activities in Algeria. Revenues for the year grew to $78.2 million, an increase of $24.9 million over the previous year. Growth in our business in developed countries accounted for about $5 million of this increase, while lesser developed countries accounted for about $18 million; of this latter increase, $16 million was attributable to Saudi Arabia. Developed countries generated about 58% of our revenue and about 37% of our gross profits, while lesser developed countries generated about 42% of our revenues and 63% of our gross profits. Gross margins improved from 20.8% of revenues in 2003 to 22.6% in 2004, largely due to the increased mix of more profitable business in lesser developed countries, most of which is represented by time and materials contracts.
     It is reasonable to expect that the revenues for the region will grow in the immediate future as we continue to deliver on existing commitments and expand our operations in certain lesser developed countries. We expect that gross margins should improve, reflecting the increased mix of business attributable to higher margin projects.
Nonreportable Segments
     Nonreportable segments generated revenues of $2.6 million, $2.1 million and $5.0 million in 2002, 2003 and 2004, respectively, which consisted of revenues from our Asian operations, our Wireless Institute and LCC Wireline. In 2003, we closed an investment for a 49% share in a joint venture in Beijing, China, with BOCO, with the objective of pursuing opportunities in China primarily through this joint venture. In 2004, we determined with our partner that this no longer represented a viable strategy, and we agreed with our partner to close the joint venture. Due to increased flexibility offered wholly owned foreign enterprises, we will continue to pursue opportunities in China through our own direct subsidiary.
     In 2003, we formed LCC Wireline, which focuses on providing technical services to CLECs and ILECs. It is this operation that accounted for the growth from 2003 to 2004 in revenues of about $3 million and gross profits of $0.7 million.

Operating Expenses

	Year Ended December 31,
	2002	2003	2004
		(in thousands)
			(Restated)
Sales and marketing
America	$3,976	$3,554	$3,436
EMEA	2,156	1,831	3,682
Nonreportable segments	1,963	1,239	868

	8,095	6,624	7,986

Bad debt expense (recovery)
America	305	23	100
EMEA	2,075	(2,052)	26
Nonreportable segments	349	(390)	19

	2,729	(2,419)	145

Shareholder note compensation
America	—	—	—
EMEA	—	—	—
Nonreportable segments	156	—	1,240

	156	—	1,240

General and administrative
America	2,041	1,901	2,047
EMEA	5,696	8,217	11,192
Nonreportable segments	9,689	10,809	12,822

	17,426	20,927	26,061

Total general and administrative
America	2,346	1,924	2,147
EMEA	7,771	6,165	11,218
Nonreportable segments	10,194	10,419	14,081

	20,311	18,508	27,446

Restructuring charge (recovery)
America	773	(460)	(29)
EMEA	2,728	458	(567)
Nonreportable segments	10,021	—	(570)

	13,522	(2)	(1,166)

Tower gain
America	—	—	—
EMEA	—	—	—
Nonreportable segments	(2,000)	—	—

	(2,000)	—	—

Depreciation and amortization
America	717	401	492
EMEA	1,372	2,873	1,818
Nonreportable segments	795	586	405

	2,884	3,860	2,715

Total
America	7,812	5,419	6,046
EMEA	14,027	11,327	16,151
Nonreportable segments	20,973	12,244	14,784

	$42,812	$28,990	$36,981

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
Other Income and Expense

	Years Ended December 31,
	2002	2003	2004
		(In thousands)	(Restated)
Other income (expense):
Interest income
America	62	22	27
EMEA	41	144	29
Nonreportable segments	737	281	118

	840	447	174

Interest expense
America	(15)	(6)	(6)
EMEA	—	(116)	(243)
Nonreportable segments	(7)	—	(4)

	(22)	(122)	(253)

Gain (loss) on equity investment
America	—	—	—
EMEA	1,104	—	—
Nonreportable segments	—	1,000	766

	1,104	1,000	766

Impairment of assets
America	—	—	—
EMEA	—	—	—
Nonreportable segments	(5,139)	—	(181)

	(5,139)	—	(181)

Other
America	7	1	(31)
EMEA	(39)	314	122
Nonreportable segments	300	(97)	719

	268	218	810

Total other
America	7	1	(31)
EMEA	1,065	314	122
Nonreportable segments	(4,839)	903	1,304

	(3,767)	1,218	1,395

Total
America	54	17	(10)
EMEA	1,106	342	(92)
Nonreportable segments	(4,109)	1,184	1,418

	$(2,949)	$1,543	$1,316
  Interest income
     Interest income was reduced in 2003 and 2004 as a result of lower average balances of cash deposits combined with decreases in available yields on short-term investments.
  Interest Expense
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
  Impairment of investments
     In 2002, we recorded impairment charges for our investments in Plan + Design Netcare AG ($4.6 million) and Mobilocity, Inc. ($0.5 million), and in 2004 we recorded impairment charges of $0.2 million relating to our investment in the joint venture in China, LCC/BOCO.
  Other income
     In 2004, we recorded gains on foreign currencies of $1.0 million, mostly attributable to the appreciation of the Euro against the Dollar in the second half of the year.
Income (Loss) Before Taxes

	Years Ended December 31,
	2002	2003	2004
		(In thousands)	(Restated)
Segment Income Before Taxes
Americas	$(3,522)	$1,821	$9,258
EMEA	(5,038)	573	851
Nonreportable transactions	(15,039)	(10,402)	(12,629)

	(23,599)	(8,008)	(2,520)

Restructuring charge (recovery)
Americas	773	(460)	(29)
EMEA	2,728	458	(567)
Nonreportable transactions	10,021	—	(570)

	13,522	(2)	(1,166)

Income (Loss) Before Taxes
Americas	(4,295)	2,281	9,287
EMEA	(7,766)	115	1,418
Nonreportable transactions	(25,060)	(10,402)	(12,059)

	$(37,121)	$(8,006)	$(1,354)
Tax Expense
     The increase in the income tax provision and effective tax rate from 2003 to 2004 is primarily attributable to additional valuation allowances and other adjustments against net operating losses. As a net result of these additional valuation allowances and adjustments, we incurred a charge to the income tax provision of approximately $5.0 million. In addition, there were significant increases in branch income which was subject to tax in both the branch jurisdiction and in the parent company jurisdiction. No tax credits could be claimed to eliminate this double taxation.
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
     We believe that, as of December 31, 2004, our cumulative historical losses, along with other qualitative factors and uncertainties concerning our business and industry, outweigh the positive evidence supporting the realizability of the tax benefit of our net operating loss carryforwards. However, it is possible that an analysis of our financial results in future periods will provide sufficient positive evidence to indicate that the tax benefit of our cumulative loss carryforward can be realized, at which time we would expect a reversal of some or all of the remaining valuation allowance.

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
     In 2004, revenues of $193.2 million generated an operating loss of $2.7 million, which included shareholder note compensation of $1.2 million. Gain on sale of an investment plus foreign exchange gains contributed $1.3 million, resulting in a loss before taxes of $1.4 million. We recorded tax expense of $5 million, which resulted in a reported net loss of $6.3 million.
Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during 2002, 2003, and 2004.
  Sources and Uses of Cash

	Years Ended December 31,
	2002	2003	2004
		(in thousands)
			(Restated)
Net cash used in operating activities	$(2,855)	$(19,584)	$(4,473)
Net cash used in investing activities	(11,841)	(2,770)	(3,169)
Net cash provided by (used in) financing activities	(455)	13,790	629

Net decrease in cash and cash equivalents	$(15,151)	$(8,564)	$(7,013)

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
     In 2004, the level of operational activities grew by more than 78%, with revenues increasing to $193.2 million and operating losses decreasing to $2.7 million after expensing the shareholder note compensation of $1.2 million. Cash used in operations decreased to $4.5 million, which consisted of $3.5 million to fund operating losses and $1.0 million to finance growth in our operating assets and liabilities. Cash used in investing activities was $3.2 million, of which $2.8 million was for property and equipment purchases and $0.4 million for the joint venture in China. Financing activities generated $0.6 million, of which $1.4 million was the net proceeds from the exercise of options and $0.9 million from the sale of short term investments and reduction of restricted cash, offset by net repayments of $1.8 million on the line of credit established for Detron. Overall, cash decreased by $7.1 million in 2004.

  Cash Requirements

	Years Ended December 31,
	2003	2004
	(in thousands)
	(Restated)
Cash and cash equivalents	$28,943	$21,930
Restricted cash	1,568	1,162
Short-term investments	520	—

Total cash and short-term investments	$31,031	$23,092

Line of credit	$1,840	$147

Working capital	$54,980	$49,658

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
     We had no material cash commitments as of December 31, 2004 other than to fund the payment for the purchase of the minority interest of Detron for approximately $0.9 million (please see note 22 of our consolidated financial statements on page 67). We have not engaged in any off-balance sheet financing.

Critical Accounting Policies
     Our critical accounting policies are as follows:
•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.
  Revenue Recognition
     Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 79.1% in 2003 and 74.4% in 2004. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2003 and 2004, respectively, we had $35.0 million and $28.7 million of unbilled receivables.
  Allowance for Doubtful Accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the years ended December 31, 2003 and 2004, we derived 72.9% and 81.2%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 81.2% and 73.3% of our net receivable balance as of December 31, 2003 and 2004, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $8.3 million and $14.7 million as of December 31, 2003 and 2004, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. The additional valuation allowance we recorded on the deferred tax assets for the year ended December 31, 2004 was approximately $6.4 million. These deferred tax assets primarily consist of net operating losses carried forward, foreign tax credits and compensation accruals. The net deferred tax assets as of December 31, 2003 and 2004, were $5.0 million and $1.1 million, respectively.

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
     From time to time we provide engineering services to Telcom Ventures and various other companies in which Telcom Ventures has a minority interest (see note 6 to our consolidated financial statements on page 52).
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effective date of SFAS No. 123R for us is January 1, 2006. We are evaluating potential methods for adoption and we have not yet quantified the potential effect of on our operating results. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported results.
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
Item 8. Financial Statements and Supplementary Data- Restated
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

     We assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 23, 2005 (the Original Filing), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Subsequent to the Original Filing, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:
•	A lack of an appropriate and comprehensive review of the accounting for fixed-price customer contracts accounted for under the percentage-of-completion method. Specifically, there was not an effective review of the performance status of fixed-price contracts by personnel with sufficient knowledge of the related project to determine the appropriate percentage of completion to be applied in recording revenues.

•	A lack of adequate policies and procedures to identify the terms and conditions of customer contracts that impact the accounting for such contracts and a lack of oversight and review of the accounting for such contracts to ensure that such contracts are accounted for in accordance with generally accepted accounting principles.
     These material weaknesses resulted in material errors in revenue and cost of revenue requiring restatement of the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2004 and as of and for the interim periods ended September 30, 2004.
     Because of the aforementioned material weaknesses, management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.
     KPMG LLP, independent auditors, which audited the Company’s financial statements included in this Annual Report on Form 10-K/A, has issued an auditors’ report on our management’s restated assessment of the Company’s internal control over financial reporting as of December 31, 2004. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated), included in the accompanying Form 10-K/A, that LCC International, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment (as restated), based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2004:
•	A lack of an appropriate and comprehensive review of the accounting for fixed-price customer contracts accounted for under the percentage-of-completion method. Specifically, there was not an effective review of the performance status of fixed-price contracts by personnel with sufficient knowledge of the related project to determine the appropriate percentage-of-completion to be applied in recording revenues.

•	A lack of adequate policies and procedures to identify the terms and conditions of customer contracts that impact the accounting for such contracts and a lack of oversight and review of the accounting for such contracts to ensure that such contracts are accounted for in accordance with generally accepted accounting principles.

These material weaknesses resulted in the restatements of the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2004, and as of and for the interim periods ended September 30, 2004. As stated in the third, fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been restated to reflect the impact of the aforementioned weaknesses in internal control over financial reporting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2004 (restated) and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 11, 2005, except as to the matters noted in Note 1, which is as of November 22, 2005, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
KPMG LLP
McLean, Virginia
March 11, 2005, except as to the third, fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), which are as of November 22, 2005

Report of Independent Registered Public Accounting Firm
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2004.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of LCC International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, except as to the third, fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), and which are as of November 22, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.
KPMG LLP
McLean, Virginia
March 11, 2005, except as to Note 1, which is as of November 22, 2005

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2003 and 2004
(In thousands, except per share data)

	2002	2003	2004
			(Restated)
Revenues	$67,069	$108,439	$193,158
Cost of revenues (exclusive of depreciation shown separately below)	58,429	88,998	158,847

Gross profit	8,640	19,441	34,311

Operating expenses:
Sales and marketing	8,095	6,624	7,986
General and administrative	20,311	18,508	27,446
Restructuring charge (note 8)	13,522	(2)	(1,166)
Gain on sale of tower portfolio and administration, net (note 4)	(2,000)	—	—
Depreciation and amortization	2,884	3,860	2,715

Total operating expenses	42,812	28,990	36,981

Operating loss	(34,172)	(9,549)	(2,670)

Other income (expense):
Interest income	840	447	174
Interest expense	(22)	(122)	(253)
Other (notes 10 and 11)	(3,767)	1,218	1,395

Total other income (expense)	(2,949)	1,543	1,316

Loss from operations before income taxes	(37,121)	(8,006)	(1,354)
Provision (benefit) for income taxes (note 14)	(8,451)	(1,483)	4,957

Net loss	$(28,670)	$(6,523)	$(6,311)

Net loss per share:
Basic	$(1.37)	$(0.31)	$(0.26)

Diluted	$(1.37)	$(0.31)	$(0.26)

Weighted average shares used in calculation of net loss per share:
Basic	20,902	21,292	24,381

Diluted	20,902	21,292	24,381

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2003	2004
		(Restated)
ASSETS:
Current assets:
Cash and cash equivalents (note 5)	$28,943	$21,930
Restricted cash	1,568	1,162
Short-term investments	520	—
Receivables, net of allowance for doubtful accounts of $466 and $620 at December 31, 2003 and 2004, respectively
Trade accounts receivable	27,456	46,214
Unbilled receivables	35,007	28,696
Due from related parties and affiliates (note 6)	180	80
Deferred income taxes, net (note 14)	3,547	290
Prepaid expenses and other current assets	1,726	1,586
Prepaid tax receivable and prepaid taxes	662	683

Total current assets	99,609	100,641
Property and equipment, net (note 7)	3,818	4,218
Investments in affiliates (note 12)	764	677
Deferred income taxes, net (note 14)	1,407	858
Goodwill (note 12)	11,115	12,246
Other intangibles (note 12)	843	602
Other assets	1,035	1,565

	$118,591	$120,807

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit (note 13)	$1,840	$147
Accounts payable	11,485	19,790

Accrued expenses	21,152	21,840
Accrued employee compensation and benefits	5,525	4,850
Deferred revenue	471	985
Income taxes payable (note 14)	967	1,570
Accrued restructuring current (note 8)	2,903	1,562
Other current liabilities	286	239

Total current liabilities	44,629	50,983
Accrued restructuring noncurrent (note 8)	3,432	1,339
Other liabilities	762	780

Total liabilities	48,823	53,102

Commitments and contingencies (notes 13, 17, and 18)
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 19,549 shares and 20,209 shares issued and outstanding at December 31, 2003 and 2004, respectively	195	202
Class B common stock; $.01 par value:
20,000 shares authorized; 4,638 shares and 4,428 shares issued and outstanding at December 31, 2003 and 2004, respectively	46	44
Paid-in capital	106,262	107,773
Accumulated deficit	(36,602)	(42,913)
Note receivable from shareholder (note 6)	(1,557)	—

Subtotal	68,344	65,106
Accumulated other comprehensive income — foreign currency translation adjustments	1,424	3,481
Treasury stock (159,209 shares)	—	(882)

Total shareholders’ equity	69,768	67,705

	$118,591	$120,807

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2002, 2003 and 2004
(In thousands)

							Notes	Accumulated
							Receivable	Other
							from	Comprehensive
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders	Income	Treasury
	Stock	Class A	Class B	Capital	Loss	Deficit	(note 6)	(Loss)	Stock	Total
					(Restated)	(Restated)		(Restated)		(Restated)
Balances at December 31, 2001	—	$123	$84	$92,428		$(1,409)	$(2,325)	$(3,097)	—	$85,804
Exercise/issuance of stock options	—	—	—	183		—	—	—	—	183
Issuance of common stock	—	23	(21)	1,521		—	—	—	—	1,523
Payment from shareholder	—	—	—	—		—	700	—	—	700
Net loss	—	—	—	—	$(28,670)	(28,670)	—	—	—	(28,670)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	1,548	—	—	1,548	—	1,548

Comprehensive loss	—	—	—	—	$(27,122)	—	—	—	—	—

Balances at December 31, 2002	—	146	63	94,132		(30,079)	(1,625)	(1,549)	—	61,088
Exercise/issuance of stock options	—	2	—	588		—	—	—		590
Issuance of common stock	—	47	(17)	11,542		—	—	—	—	11,572
Payment from shareholder	—	—	—	—		—	68	—	—	68
Net loss	—	—	—	—	$(6,523)	(6,523)	—	—	—	(6,523)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,973	—	—	2,973	—	2,973

Comprehensive loss	—	—	—	—	$(3,550)	—	—	—	—	—

Balances at December 31, 2003	—	195	46	106,262		(36,602)	(1,557)	1,424	—	69,768
Exercise/issuance of stock options	—	5	—	1,410		—	—	—		1,415
Issuance of common stock	—	2	(2)	101		—	—	—	—	101
Discharge of shareholder note	—	—	—	—		—	1,557	—	—	1,557

Net loss	—	—	—	—	(6,311)	(6,311)	—	—	—	(6,311)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,057	—	—	2,057		2,057

Treasury stock	—	—	—	—		—	—	—	(882)	(882)
Comprehensive loss	—	—	—	—	$(4,254)	—	—	—	—	—

Balances at December 31, 2004 (restated)		$202	$44	$107,773		$(42,913)	$—	$3,481	$(882)	$67,705

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2003, and 2004
(In thousands)

	2002	2003	2004
			(Restated)
Cash flows from operating activities:

Net loss	$(28,670)	$(6,523)	$(6,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,884	3,860	2,715
Provision (recovery) for doubtful accounts (note 9)	4,317	(2,419)	146
Non-cash compensation attributable to shareholder note	—	—	675
Loss from investments in joint ventures, net	—	126	446
Impairment of assets	5,140	—
Restructuring charge (reversal)	13,522	(2)	(1,166)
Gain on sale of tower portfolio	(2,000)	—	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	10,963	(34,732)	(12,540)
Accounts payable and accrued expenses	902	13,666	8,389
Other current assets and liabilities	(8,560)	7,129	1,773
Other noncurrent assets and liabilities	(1,353)	(689)	1,400

Net cash used in operating activities	(2,855)	(19,584)	(4,473)

Cash flows from investing activities:
Purchases of property and equipment	(2,854)	(1,812)	(2,839)
Proceeds from sale of property and equipment	34	69	30
Business acquisitions and investments	(9,021)	(1,027)	(360)

Net cash used in investing activities	(11,841)	(2,770)	(3,169)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	49	11,572	101
Purchases of short-term investments	(30)	(20)	520
Proceeds from exercise of options	134	590	1,415
Decrease (increase) in restricted cash	(1,308)	(260)	406
Proceeds from line of credit	—	10,831	21,230
Payments on line of credit	—	(8,991)	(23,043)
Repayment of loan to shareholder	700	68	—

Net cash provided by (used in) financing activities	(455)	13,790	629

Net decrease in cash and cash equivalents	(15,151)	(8,564)	(7,013)
Cash and cash equivalents at beginning of period	52,658	37,507	28,943

Cash and cash equivalents at end of period	$37,507	$28,943	$21,930

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22	$47	$40
Income taxes	$1,545	$288	$266
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
LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2003 and 2004 (Restated)
(1) Restatement
During the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The Company also determined that certain receipts under a related contract that had been accounted for as cost reimbursements should have been recognized as revenues. In its review of the accounting for the fixed price contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other errors related to accrued expenses and income taxes for a net increase of $438,000 to the net loss. The impact of the accrued expenses adjustments was not material to the first and second interim periods of 2004 and prior periods. Accordingly, the restated results for the third quarter of 2004 included an amount of $167,000 in respect of these prior periods.
As a result of the restatement, revenues for the year ended December 31, 2004 changed from $198.6 million to $193.2 million. Cost of revenues changed from $162.9 million to $158.8 million, resulting in a change in net loss from $(5.3) million to $(6.3) million. In addition, unbilled receivables changed from $34.3 million to $28.7 million, accrued expenses from $26.3 million to $21.8 million, and accumulated deficit from $(41.9) million to $(42.9) million.
     The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet at December 31, 2004 and the Company’s consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for the year ended December 31, 2004 (in thousands).
Consolidated Statement of Operations

	For the Year Ended December 31, 2004
	Previously
	Reported	Adjustments	Restated
Revenues	$198,607	$(5,449)	$193,158
Cost of revenues	162,930	(4,083)	158,847

Gross Profit	35,677	(1,366)	34,311
Operating expenses:
Sales and marketing	7,986	—	7,986
General and administrative	27,555	(109)	27,446
Restructuring charge	(1,166)	—	(1,166)
Depreciation and amortization	2,715	—	2,715

Total operating expenses	37,090	(109)	36,981

Operating loss	(1,413)	(1,257)	(2,670)
Other income (expense)
Interest income	174	—	174
Interest expense	(253)	—	(253)
Other	1,395	—	1,395

Total other (income) expense	1,316	—	1,316

Income (loss) before tax	(97)	(1,257)	(1,354)
Provision (benefit) for taxes	5,215	(258)	4,957

Net income (loss)	$(5,312)	$(999)	$(6,311)

Consolidated Balance Sheet

	December 31, 2004
	Previously
	Reported	Adjustments	Restated
Cash	$21,820	$110	$21,930
Unbilled receivables	34,279	(5,583)	28,696
Due from related parties and affiliates	96	(16)	80
Deferred income taxes, net	1,148	(858)	290
Current assets	107,072	(6,431)	100,641
Total assets	126,380	(5,573)	120,807
Accrued expenses	26,285	(4,445)	21,840
Income taxes payable	1,683	(113)	1,570
Current liabilities	55,541	(4,558)	50,983
Total liabilities	57,660	(4,558)	53,102
Accumulated deficit	(41,914)	(999)	(42,913)
Accumulated other comprehensive income	3,497	(16)	3,481
Total shareholders’ equity	68,720	(1,015)	67,705
Total liabilities and shareholders’ equity	$126,380	$(5,573)	$120,807
Consolidated Statement of Shareholders’ Equity and Comprehensive Loss

	For the Year Ended December 31, 2004
	Previously
	Reported	Adjustments	Restated
Comprehensive loss	$(3,239)	$(1,015)	$(4,254)
Accumulated deficit	(41,914)	(999)	(42,913)
Accumulated other comprehensive income (loss)	3,497	16	3,481
Total	$68,720	$(1,015)	$67,705
Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2004
	Previously	Restatement
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(5,312)	(999)	$(6,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,715		2,715
Provision for doubtful accounts	146		146
Non-cash compensation attributable to shareholder note	675		675
Loss from investments in joint venture, net	446		446
Restructuring reversal	(1,166)		(1,166)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(18,223)	5,683	(12,540)
Accounts payable and accrued expenses	12,763	(4,374)	8,389
Other current assets and liabilities	1,960	(187)	1,773
Other non-current assets and liabilities	1,413	(13)	1,400

Net cash used in operating activities	(4,583)	110	(4,473)

Cash flows from investing activities:	(3,169)	—	(3,169)

Cash flows from financing activities:	629	—	629

Net decrease in cash and cash equivalents	(7,123)	110	(7,013)
Cash and cash equivalents at beginning of period	28,943	—	28,943

Cash and cash equivalents at end of period	$21,820	$110	$21,930

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

	2003	2004
	(In thousands)
Europe	$10,922	$12,497
Middle East/Africa	$8,186	$13,257
Asia-Pacific	$—	$797
     Our existing and potential customer base is diverse and includes start-up companies and foreign enterprises. We derived approximately 60.3%, 72.9% and 81.2% of our revenues from our ten largest customers for the years ended December 31, 2002, 2003 and 2004, respectively. These ten largest customers constituted 66.4%, 81.2% and 73.3% of our net receivable balance as of December 31, 2002, 2003 and 2004, respectively. Although we believe that the diversity of our customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, we may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.
     In 2004, revenues from one customer were approximately $39.8 million or 20.6% of total revenues and revenues from another customer were approximately $37.7 million or 19.5% of total revenues. In 2003, revenues from one customer were approximately $16.5 million or 15.2% of total revenues, revenues from another customer were approximately $13.0 million or 12.0% of total revenues and revenues from a third customer were approximately $11.5 million or 10.6% of total revenues. In 2002, revenues from one customer were approximately $7.8 million or 11.7% of total revenues and revenues from another customer were $7.0 million or 10.5% of total revenues.

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
     Had compensation cost for our stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2002	2003	2004
	(In thousands, except per share data)
			(Restated)
Net loss as reported	$(28,670)	$(6,523)	$(6,311)
Deduct total stock-based employee compensation expense determined under fair value based method	(2,562)	(2,399)	(2,236)

Pro forma net loss	$(31,232)	$(8,922)	$(8,547)

Net loss share
As reported:
Basic	$(1.37)	$(0.31)	$(0.26)
Diluted	$(1.37)	$(0.31)	$(0.26)
Pro forma:
Basic	$(1.49)	$(0.42)	$(0.35)
Diluted	$(1.49)	$(0.42)	$(0.35)
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

	2002			2003			2004
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount
							(Restated)	(Restated)	(Restated)
Foreign currency translation adjustments	$1,548	$—	$1,548	$2,973	$—	$2,973	$2,057	$—	$2,057

   Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effective date of SFAS No. 123R for us is January 1, 2006. We are evaluating potential methods for adoption and we have not yet quantified the potential effect of on our operating results. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported results.
(4) Tower Portfolio Sale and Administration
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
(5) Cash and Cash Equivalents
     At December 31, 2003 and 2004, cash and cash equivalents consisted of the following (in thousands):

	2003	2004
		(Restated)
Cash in banks	$25,443	$21,930
Treasury bills	3,500	—

	$28,943	$21,930

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
     In December 1999, we issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from our President and Chief Executive Officer. The note was payable on the earlier of December 2004 or the date he was no longer our President and Chief Executive Officer. Interest accrued at the federal mid-term rate on the date of the note and was payable quarterly. The note, where outstanding, is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity. The note was deemed discharged in 2004. On December 10, 2004, we entered into an agreement with Mr. Faulders, pursuant to which we purchased certain shares that Mr. Faulders held in our company and returned these shares to our treasury account, where they are available for reissue. Mr. Faulders used the proceeds from his sale of these shares, approximately $0.9 million, to reduce his indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represents non-cash compensation to Mr. Faulders. We also paid Mr. Faulders cash compensation in the form of a bonus of approximately $0.5 million to assist him in covering his tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses in 2004. As part of this agreement, Mr. Faulders surrendered 825,000 vested options to purchase shares of our Class A common stock; 500,000, 150,000, 150,000 and 25,000 options at $13.56, $12.25, $5.00 and $5.55 per share, respectively.
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
(7) Property and Equipment
     At December 31, 2003 and 2004, property and equipment consisted of the following:

	2003	2004
	(In thousands)
Computer equipment	$15,195	$15,910
Software	3,075	4,816
Furniture and office equipment	10,075	10,964
Leasehold improvements	1,632	1,645
Vehicles	198	199

	30,175	33,534
Less accumulated depreciation and amortization	(26,357)	(29,316)

	$3,818	$4,218

(8) Restructuring Charge
      During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to wok on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of December 31, 2004, the restructuring charge calculation assumes we will receive $11.3 million in sublease income, of which $10.7 million is committed.
     During the first quarter of 2003, we reversed excess severance payable of approximately $0.2 million. During the third quarter of 2003, we reoccupied a portion of our office space in McLean, Virginia and reversed $0.4 million of the payable and recorded an increase in the restructuring payable of $0.5 million related to an estimated increase in the time period expected to sublease space in our London office. During the second quarter of 2004, we reversed $0.9 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices. During 2004 we reversed approximately $1.2 million of the payable. Our initial charge for London was based on our lease commitment offset by our projected sublease income. Subsequently, we secured a tenant both in advance of our projections and at more favorable lease terms, causing a recovery of $0.6 million. Our initial charge for McLean was based on our lease commitment offset by our projected sublease income. Subsequently, after unsuccessful lease attempts, we determined that approximately 2,000 square feet was unlikely to be leased due to its configuration. It was determined that additional space was needed to accommodate two new business ventures. Therefore, we reoccupied one wing on a floor (approximately 8,000 square feet), resulting in a recovery of approximately $0.6 million. While there was significant internal effort involved, the cost of reoccupying the McLean space was limited to the time incurred by internal facilities employees.
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

(10) Impairment of Investments and Business Disposals
     In June 2000, we acquired 18.2% of Mobilocity, Inc. (“Mobilocity”), which was subsequently diluted to less than 3% as Mobilocity continued to raise additional capital. During 2002, we evaluated our investment in Mobilocity to determine if an impairment loss had occurred. Mobilocity had implemented a voluntary liquidation plan, leading us to determine the investment was likely not recoverable and recorded a $0.5 million impairment charge in other income and expense.
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
(11) Investments
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
     On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital. We account for the investment in LCC/BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect our proportionate share of LCC/BOCO’s losses through March 31, 2004, and an additional equity loss of $0.2 million in the second quarter, both of which are recorded in other expense. BOCO has advised us that it has made a strategic decision to exit the wireless telecommunications infrastructure services business and we have agreed to dissolve the joint venture. We have undertaken to transfer selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. After distribution of the assets and cash remaining in the joint venture, we anticipate an additional loss of $0.2 million, which we recorded in other expense in the accompanying consolidated statement of operations.
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
(12) Business Combinations
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
     On July 9, 2002, we acquired 51% of the outstanding shares of Detron LCC Network Services B.V., or Detron, a newly formed corporation organized under the laws of The Netherlands. Detron specializes in the provision of deployment, management and maintenance services to the wireless industry in The Netherlands. We acquired the shares from Westminster for an initial purchase price of $1.9 million. Also included in the acquisition cost were legal and transaction costs of $0.4 million. The purchase agreement provided for the payment of an additional $0.5 million should Detron achieve certain objectives by the end of the calendar year as confirmed by its adopted annual accounts. Having determined that these objectives were achieved, we agreed upon the payment of the second purchase price by way of (a) assignment of an intercompany note receivable from Detron to the sellers in the amount of approximately $0.2 million and (b) the payment in cash of approximately $0.3 million. The payment in cash to Detron Corporation B.V. (successor to Westminster) was made in May 2003 in accordance with the deed of the assignment agreement. On November 26, 2004 we exercised our option to purchase the 49% minority interest. We expect to complete this transaction during the first quarter of 2005 (see note 22).
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
     We recognized $1.2 million and $0.3 million, respectively, in amortization expense for the intangible assets with definite useful lives from the date of acquisition through 2003 and for the year ended December 31, 2004. We expect amortization expense on the acquired intangible assets to be as follows (in thousands):

Amortization Expense
2005	$283
2006	$261
2007	$58

$602

     At December 31, 2003 and 2004, goodwill and other intangibles consisted of the following:

	2003	2004
Goodwill	$11,115	$12,246

Other intangibles:
Backlog	$940	$1,028
Customer relationships	998	1,092
Trade names	190	213
Organizational Cost	—	21
Accumulated amortization	(1,285)	(1,752)

Other intangibles	$843	$602

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
(13) Line of Credit
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
(14) Income Taxes
     The provision (benefit) for income taxes consists of the following:

	2002	2003	2004
		(in thousands)	(Restated)
Current:
Federal	$(8,885)	$(633)	$—
State and local	(560)	—	215
Foreign	590	(332)	936

	(8,855)	(965)	1,151

Deferred:
Federal	433	(442)	3,216
State and local	(29)	(76)	590

	404	(518)	3,806

Total	$(8,451)	$(1,483)	$4,957

     The 2002, 2003, and 2004 income tax provision (benefit) related to operations did not include tax benefits of $25,000, $0.1 million, and $0, respectively, related to exercising stock options which was recorded directly to paid-in capital.
     Income (loss) before income taxes includes the following components:

	2002	2003	2004
			(Restated)
	(in thousands)
Domestic	$(30,613)	$(5,509)	$(466)
Foreign	(6,508)	(2,497)	(888)

Total	$(37,121)	$(8,006)	$(1,354)

     A reconciliation of the statutory federal income tax provision (benefit) and the effective income provision (benefit) for the years ended December 31, 2002, 2003 and 2004 follows:

	2002	2003	2004
			(Restated)
	(in thousands)
Tax provision (benefit) at statutory federal income tax rate	$(12,992)	$(2,802)	$(474)
Effect of:
State and local income taxes, net of federal tax benefit	(383)	(114)	523
Foreign and tax credits	2,868	(753)	(1,112)
Non deductible expenses and permanent items	356	174	565
Other	359	(96)	(762)
Valuation allowance of deferred tax assets	1,341	2,108	5,877

Effective income tax provision (benefit)	$(8,451)	$(1,483)	$4,957

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2003 and 2004 are presented below:

	2003	2004
		(Restated)
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,340	$768
Accrued expenses	3,936	2,344
Foreign tax credit carry-forward	3,049	3,049
Foreign net operating loss carry-forwards	3,932	6,408
Research tax credit carryover	340	340
Alternative minimum tax credit	519	519
Net operating loss carryover	1,459	3,826
Other	176	86

Total gross deferred tax assets	14,751	16,847
Less valuation allowance	(8,321)	(14,691)

Deferred tax assets net of valuation allowance	6,430	2,649

Deferred tax liabilities:
Property and equipment	(585)	(812)
Deferred revenue	(147)	(144)
Other	(744)	(545)

Total gross deferred liabilities	(1,476)	(1,501)

Net deferred tax assets	$4,954	$1,148

     The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2003 and 2004 as follows (in thousands):

	2003	2004
		(Restated)
Current asset	$3,547	$290
Non-current asset	1,407	858

	$4,954	$1,148

     At December 31, 2004, we had foreign tax credit carryovers for U.S. tax purposes of $3.0 million, which expire between 2008 and 2010, a research and development credit of $0.3 million and an alternative minimum tax credit carryover of $0.5 million. We had U.S. operating loss carry-forwards of $9.8 million, which expire in 2023 and 2024. We also had $21.7 million of foreign operating loss carry-forwards from operations, some of which expire between 2006 and 2010, and some of which can be carried forward indefinitely, subject to certain restrictions.
     Foreign income tax expense is generated from business conducted in countries where we have subsidiaries or have established branch offices or have performed significant services that constitute a “permanent establishment” for tax reporting purposes.
     In determining the tax valuation allowances, management considers whether it is likely that some portion of the deferred tax assets will be realized. Based on our financial results for the year ended December 31, 2004, projected future taxable income and tax planning strategies, we increased our valuation allowance on foreign and domestic net operating loss carry forwards and other deferred tax assets by $6.4 million, some of which were previously unreserved.
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
(15) Health and Retirement Plans
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
     Our subsidiary, Detron has pension plans in accordance with statutory labor agreements. In 2004, Detron was under the Kleinmetaal labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an Old-age Scheme and to a Pre-pension Scheme. Under the Old-age Scheme the employee and the employer must each contribute 8.5% of gross salary. Under the Pre-pension Scheme the employee and the employer must each contribute 4.2% of gross salary. Company contributions to these two plans in 2004 were approximately $0.5 million. During 2002 and 2003, Detron was under the Zwitserleven labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an Old-age Scheme. Under the Zwitserleven Old-age Scheme, the employee and the employer must contribute between 3.8% and 14.4% of the base salary, depending upon the employee’s age. Company contributions to this plan were $0.1 million and $0.2 million for the years ended December 31, 2002 and 2003, respectively.
     We are self-insured for group health benefits and claims up to $0.1 million in stop loss coverage.

(16) Incentive Plans
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
     Pro forma information regarding net loss and net loss per share for stock options under the fair value method of SFAS 123 is described in Note 2. The per share weighted-average fair value of stock options granted during 2002, 2003 and 2004 was $1.91, $1.53, and $2.46 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.0%	3.25—4.05%	4.00—4.40%
Expected life	2—7 years	3—7 years	3—7 years
Volatility	55—115%	40—85%	38—98%
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

	2002	2003	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.1%	0.95—1.00%	0.90—2.10%
Expected life	1 month	1 month	1 month
Volatility	55—115%	40—80%	38—93%
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
     Changes in stock options outstanding were as follows:

	2002		2003		2004
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Balance at beginning of year	3,596	$9.83	4,376	$7.18	4,421	$6.03
Granted	2,097	3.14	1,269	2.56	1,199	5.89
Exercised	(22)	4.84	(155)	3.14	(423)	2.86
Cancelled	(1,295)	8.05	(1,069)	7.03	(1,447)	9.05

Balance at end of year	4,376	7.18	4,421	6.03	3,750	5.17

Exercisable at end of year	2,369	8.91	2,474	8.03	2,128	5.94

     The following table summarizes information about options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Avg.			Weighted Avg.
Range of	Number at	Remaining	Weighted Avg.	Number at	Exercise
Exercise Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Price
	(in thousands)	(In years)		(in thousands)
$1.67 — 2.12	456	7.57	$2.06	224	$2.07
$2.20 — 2.38	600	8.10	2.38	159	2.38
$2.45 — 4.35	560	6.66	3.46	399	3.46
$4.54 — 5.64	580	4.44	5.16	509	5.15
$5.75 — 5.76	137	4.84	5.75	132	5.75
$5.84 — 5.84	883	9.23	5.84	289	5.84
$5.90 — 19.81	534	6.24	11.49	416	12.88

	3,750	7.14	5.17	2,128	5.94

(17) Lease Commitments
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
(18) Commitments and Contingencies
     We are party to various legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse effect on our consolidated results of operations or financial condition.
(19) Income (Loss) Per Share
     Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of FASB Statement No. 128, “Earnings per Share"(“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. The reconciliations of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002			2003			2004
								(Restated)
			Per Share	Net		Per Share	Net		Per Share
	Net Loss	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount
	(In thousands, except per share data)
Basic EPS
Net loss available to common shareholders	$(28,670)	20,902	$(1.37)	$(6,523)	21,292	$(0.31)	$(6,311)	24,381	$(0.26)

Effect of Dilutive Securities
Stock option plans		—			—			—

Dilutive EPS
Net loss available to common shareholders and assumed conversions	$(28,670)	20,902	$(1.37)	$(6,523)	21,292	$(0.31)	$(6,311)	24,381	$(0.26)

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

(20) Segment Reporting [Note: Footnote 20 not yet updated. It will be updated after final changes are agreed. Therefore not all amounts shown in this footnote will tie to other financial data shown in this draft 10-K/A.]
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
Operating Segments:
(In thousands)

	Americas	EMEA	Total
2002
Net revenue from external customers	$29,706	$34,755	$64,461
Intersegment revenues	—	—	—

Total revenues	$29,706	$34,755	$64,461

Depreciation and amortization	$717	$1,372	$2,089
Interest income	62	41	103
Interest expense	15	—	15
Loss before taxes	(3,522)	(5,038)	(8,560)
Segment assets	7,153	37,942	45,095
Expenditures for property	50	2,242	2,292
2003
Net revenue from external customers	$53,086	$53,296	$106,382
Intersegment revenues	—	—	—

Total revenues	$53,086	$53,296	$106,382

Depreciation and amortization	$401	$2,873	$3,274
Interest income	22	144	166
Interest expense	6	116	122
Income before taxes	1,821	573	2,394
Segment assets	33,043	51,368	84,411
Expenditures for property	707	1,040	1,747
2004 (Restated)
Net revenue from external customers	$110,007	$78,172	$188,179
Intersegment revenues	—	—	—

Total revenues	$110,007	$78,172	$188,179

Depreciation and amortization	$493	$1,817	$2,310
Interest income	27	29	56
Interest expense	6	243	249
Income before taxes	9,258	851	10,109
Segment assets	36,370	62,676	99,046
Expenditures for property	817	1836	2,653

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2002	2003	2004
			(Restated)
Revenues
Revenues for reportable segments	$64,461	$106,382	$188,179
Revenues for non-reportable segments	2,608	2,057	4,979
Eliminations	—	—	—

Total consolidated revenues	$67,069	$108,439	$193,158

Assets
Total assets for reportable segments	$45,095	$84,411	$99,046
Assets not attributable to reportable segments:
Cash and cash equivalents	34,405	25,225	15,984
Restricted cash	—	—	232
Short-term investments	514	520	—
Deferred and prepaid tax assets	12,720	5,616	1,832
Property and equipment	1,612	1,048	834
Receivables	624	333	1,946
Prepaids	1,480	550	230
Investments	—	764	662
Related parties	10	45	41
Other	263	79

Total consolidated assets	$96,723	$118,591	$120,807

	2002	2003	2004
			(Restated)
Income (loss) before income taxes for reportable segments	$(8,560)	$2,394	$10,109
Gain on sale of tower portfolio and administration, net	2,000	—	—
Restructuring charge	(13,522)	2	1,166
Impairment of investments	(5,139)	—	—
Bankruptcy recoveries	1,589	—	—
General corporate expenses	(13,489)	(10,402)	(12,629)

Loss from operations before income taxes	$(37,121)	$(8,006)	$(1,354)

	Segment	Unallocated		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total
2002
Depreciation and amortization	$2,089	$795	$—	$2,884
Interest income	103	737	—	840
Interest expense	15	7	—	22
Expenditures for property	2,292	562	—	2,854
2003
Depreciation and amortization	$3,274	$586	$—	$3,860
Interest income	166	281	—	447
Interest expense	122	—	—	122
Expenditures for property	1,747	65	—	1,812
2004 (Restated)
Depreciation and amortization	$2,310	$405	$—	$2,715
Interest income	56	118	—	174
Interest expense	249	4	—	253
Expenditures for property	2,653	186	—	2,839

     Information concerning services revenue is as follows (in thousands):

	2002	2003	2004
			(Restated)
Design	$27,202	$32,584	$55,703
Deployment	36,493	64,212	116,005
Operations and maintenance	1,089	3,135	4,892
Consulting	2,285	8,508	16,558

Total revenues	$67,069	$108,439	$193,158

     Information concerning principal geographic areas was as follows (in thousands):

	2002		2003		2004
					(Restated)
		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property
Americas:
United States of America	$28,812	$1,978	$53,137	$1,706	$111,184	$1,605
Other	1,807	95	1,017	81	2,910	82

Total Americas	30,619	2,073	54,154	1,787	114,094	1,687

Europe, Middle East and Africa:
United Kingdom	14,864	1,430	14,594	603	17,157	279
Netherlands	10,425	230	12,977	317	18,892	352
Italy	5,686	1,215	12,484	1,023	8,993	617
Algeria	2,582	18	12,467	87	14,293	37
Saudi Arabia					15,662
Other	1,474	—	822	—	3,175	1,107

Total Europe, Middle East and Africa	35,031	2,893	53,344	2,030	78,172	2,392

Asia-Pacific	1,419	44	941	1	892	139

Total revenues	$67,069	$5,010	$108,439	$3,818	$193,158	$4,218

(21) Quarterly Data (Unaudited)

	2003
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Revenues	$17,140	$18,187	$29,350	43,762
Operating income (loss)	(4,797)	(3,695)	(1,314)	257
Income (loss) before income taxes	(3,460)	(3,515)	(1,451)	420
Net income (loss)	(2,162)	(3,975)	(1,025)	639
Net income (loss) per share:
Basic	$(0.10)	$(0.19)	$(0.05)	$0.03

Diluted	$(0.10)	$(0.19)	$(0.05)	$0.03

	2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
			(Restated)	(Restated)
Revenues	$45,049	$52,618	$50,006	$45,485
Operating income (loss)	(1,805)	1,806	672	(3,343)
Income (loss) before income taxes	(1,645)	2,186	718	(2,613)
Net income (loss)	(1,554)	1,314	639	(6,710)
Net income (loss) per share:
Basic	$(0.06)	$0.05	$0.03	$(0.27)

Diluted	$(0.06)	$0.05	$0.03	$(0.27)

     During the first quarter of 2003, we sold our interest in NextWave pre-petition interest for $1.0 million (see note 11). We received a recovery of $0.6 million related to a customer in Algeria (see note 9).

     During the second quarter of 2003, we received a recovery of $0.4 million related to a customer in Algeria (see note 9).
     During the third quarter of 2003, we wrote off the $0.5 million unamortized balance of the Smith Woolley trade name that was acquired in the acquisition due to us ceasing to use the name (see note 12). We received a recovery of $0.8 million related to a customer in Algeria (see note 9).
     During the fourth quarter of 2003, we received a recovery $0.3 million related to a customer in Algeria (see note 9).
     During the second quarter of 2004, we received cash of approximately $0.8 million for the sale of our general unsecured claim against Next Wave, which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997 (see note 11).
     During the second quarter of 2004, we reversed approximately $0.9 million of accrued restructuring costs due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices (see note 8).
     During the second quarter of 2004, we took a charge of approximately $0.2 million for the anticipated dissolution of our joint venture in China (see note 11).
     During the fourth quarter of 2004, we entered into an agreement with our President and Chief Executive Officer regarding his note payable to us under which the note was deemed discharged. As a result of this transaction we recorded compensation expense of approximately $1.2 million (see note 6).
     During the fourth quarter of 2004, we reversed approximately $0.2 million of accrued restructuring costs due to reoccupied office space in McLean, Virginia (see note 8).
     During the fourth quarter of 2004, we recorded a charge to our income tax provision of approximately $4.1 million primarily attributable to additional valuation allowances and other adjustments against net operating losses (see note 14).
(22) Subsequent Event
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
Item 9A. Controls and Procedures- Restated
     Disclosure controls and procedures: In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-(e) and 15d-(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. However, in connection with its review of financial results during the preparation of our Form 10-Q for the second quarter of 2005 and the additional review of revenue-producing contracts performed in connection with the restatement and the preparation of this Form 10-K/A, our management, with the participation of our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer, carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer concluded that, because of material weaknesses in internal control over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently finalizing our remediation plan to enhance our key controls to address the material weaknesses in our internal control over financial reporting that existed as of December 31, 2004.

               At the end of each quarter, all major revenue-producing contracts are reviewed with the CFO. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because a key control that would have detected the overstatement did not operate effectively. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation was conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. The Company also determined that certain receipts under a related contract that had been accounted for as cost reimbursements should have been recognized as revenues. This error was the result of a misinterpretation of the terms of the contract that governed the underlying transactions. In its review of the accounting for the fixed price contract, the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other errors related to accrued expenses and income taxes for a net increase of $438,000 to the net loss. The Company’s consolidated financial statements for the year ended December 31, 2004 have been restated to correct these errors, as summarized in Note 1 of the Notes to Consolidated Financial Statements as Restated appearing in this Form 10-K/A.
               As a result of the restatement, revenues for the year ending December 31, 2004 changed from $198.6 million to $193.2 million. Cost of revenues changed from $162.9 million to $158.8 million, resulting in a change in net loss from $(5.3) million to $(6.3) million. In addition, unbilled receivables changed from $34.3 million to $28.7 million, accrued expenses from $26.3 million to $21.8 million, and accumulated deficit from $(41.9) million to $(42.9) million.
               In connection with our investigations relating to the restatements described above, we have undertaken the implementation of measures to strengthen our internal control over financial reporting, including principally the following:
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
               There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting. However, subsequent to December 31, 2004, we took the remedial actions described above.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules — Restated
     (a)(1) The following consolidated financial statements of LCC International, Inc. and its subsidiaries and report of independent registered public accounting firm are included in Item 8 hereof.
     Report of Independent Registered Public Accounting Firm.
     Consolidated Statements of Operations — Years Ended December 31, 2002, 2003, and 2004. (Restated)
     Consolidated Balance Sheets as of December 31, 2003 and 2004. (Restated)
     Consolidated statements of shareholders’ equity and comprehensive loss — Years Ended December 31, 2002, 2003, and 2004. (Restated)
     Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2003, and 2004. (Restated)
     Notes to Consolidated Financial Statements.
     (a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of LCC International, Inc. or are not required under the related instructions or are inapplicable, and therefore have been omitted.
     Schedule II — Valuation and Qualifying Accounts
     (a)(3) The following exhibits are either provided with this Form 10-K/A or are incorporated herein by reference:

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).

10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).

10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2004).

10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

Exhibit
No.	Description
10.16	Letter Agreement dated February 14, 2000 between the Company and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.17	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.18	Acknowledgement Letter dated October 6, 2003 between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.18.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.19	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.20	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.21	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004.

10.22	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.23	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.24	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).

10.25	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.26	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.27	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.28	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.29	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.30	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.31	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.32	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.33	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).

Exhibit
No.	Description
10.34	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.35	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2005).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Exhibits to this Form 10-K/A are attached or incorporated by reference as stated above.
     (c) None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCC INTERNATIONAL, INC.

By:	/s/DEAN J. DOUGLAS

Dean J. Douglas
President and Chief Executive Officer
Date: November 23, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2005.

Signatures	Title
/s/ Dean J. Douglas	President and Chief Executive Officer
Dean J. Douglas	(Principal Executive Officer)

/s/ Charles R. Waldron	Senior Vice President, Chief Financial Officer and Treasurer
Charles R. Waldron	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julie A. Dobson	Chairman of the Board of Directors
Julie A. Dobson

/s/ Mark D. Ein	Director
Mark D. Ein

/s/ Richard J. Lombardi	Director
Richard J. Lombardi

/s/ Susan Ness	Director
Susan Ness

/s/ Neera Singh	Director
Neera Singh

/s/ Rajendra Singh	Director
Rajendra Singh

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E
	Balance
	at	Charged to	Charges to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period
	(In thousands)
Year ended December 31, 2002 Allowance for doubtful accounts	2,048	4,317	724	3,967	3,122
Year ended December 31, 2003 Allowance for doubtful accounts	3,122	(2,419)	253	490	466
Year ended December 31, 2004 Allowance for doubtful accounts	466	146	87	79	620

(1)	Deduction for write-off of receivables to allowance account.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).

10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).

10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2004).

10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

Exhibit
No.	Description
10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.16	Letter Agreement dated February 14, 2000 between the Company and Michael McNelly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.17	Employee Agreement on Ideas, Inventions and Confidential Information between Michael S. McNelly and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.18	Acknowledgement Letter dated October 6, 2003 between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.18.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.19	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.20	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.21	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004 .

10.22	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.23	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.24	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).

10.25	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.26	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.27	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.28	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.29	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.30	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.31	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.32	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

Exhibit
No.	Description
10.33	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).

10.34	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001) .

10.35	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2005).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.