Form 10-Q/A
period 2005-03-31
LCC INTERNATIONAL INC
filed 2005-11-23
CIK 1016229

United States Securities and Exchange Commission
Washington, DC 20549

Form 10-Q/A
Amendment No.1
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

* Due to the fact that the registrant is restating its financial statements for the quarters ended September 30, 2004 and March 31, 2005 and the year ended December 31, 2004, the registrant did not file on a timely basis a Quarterly Report on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.

EXPLANATORY NOTE
( Dollars in thousands)
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
The Company is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, originally filed on May 10, 2005 (the “Original Filing”), to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2005 and the notes related thereto.
At the end of each quarter, all major revenue-producing contracts are reviewed with the CFO. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of the cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because the key control that would have detected the overstatement was not operating correctly. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. The Company also determined that certain receipts under related contracts that had been accounted for as cost reimbursements should have been recognized as revenues. This error was the result of a misinterpretation of the terms of the contracts that governed the underlying transactions. In its review of the accounting for the fixed price contract, the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other immaterial errors related to accrued expenses and income taxes for a net increase of $24,000 to the net loss. The Company’s condensed consolidated financial statements for the three-month period ended March 31, 2005 have been restated to correct these errors, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.
As a result of the restatement, revenues for the three-month period ended March 31, 2005 changed from $42,512 to $45,409. Cost of revenues changed from $33,586 to $37,277, resulting in a change in net loss from $(2,746) to $(3,722). In addition, unbilled receivables changed from $40,646 to $37,631; accrued expenses from $23,647 to $22,326 and accumulated deficit from $(44,660) to $(46,635).
The Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to the process for calculation of the percentage-of-completion of the Company’s largest fixed price contract and related to the incorrect indentification and accounting for revenue recognition for related contracts. The Company has taken steps to remediate the material weaknesses as of the date of this report. See “Item 4. Controls and Procedures.”
This Form 10-Q/A contains changes to Item 1 – Financial Statements, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4- Controls and Procedures, and a new Exhibit -II, to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2005 and the notes related thereto. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for this amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A also does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filings on Form 10-K/A for the year ended December 31, 2004 (filed simultaneously with this report).
On July 18, 2005, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) regarding its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005. Following a series of written exchanges, on November 4, 2005 the Company received a letter from the SEC stating that it had completed their review of these reports and had no further comments. In response to the SEC’s comments, the Company has made the following changes, which have been incorporated in this Form 10-Q/A for the three-month period ending March 31, 2005:
•	Expanded the MD&A captions for operating expense and other income (expense) to include segment information, so that the reader may reconcile segment profitability in MD&A to the segment reporting footnote under SFAS 131.

•	Revised the Statement of Operations to read “Cost of revenue (exclusive of depreciation shown separately below).”

•	Disclosed in greater detail any events leading to changes in restructuring accruals.

LCC International, Inc. and Subsidiaries
Quarterly Report on Form 10-Q/A
For the quarter ended March 31, 2005

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
		Restated
REVENUES	$45,049	$45,409
COST OF REVENUES (exclusive of depreciation shown below)	38,097	37,277

GROSS PROFIT	6,952	8,132

OPERATING EXPENSES:
Sales and marketing	1,768	2,258
General and administrative	6,233	7,487
Depreciation and amortization	756	718

	8,757	10,463

OPERATING LOSS	(1,805)	(2,331)

OTHER INCOME (EXPENSE):
Interest income	59	40
Interest expense	(51)	(82)
Other	152	(468)

	160	(510)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,645)	(2,841)
EXPENSE (BENEFIT) FOR INCOME TAXES	(91)	881

NET LOSS	$(1,554)	$(3,722)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.15)

Diluted	$(0.06)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	24,275	24,418

Diluted	24,275	24,418

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	March 31,
	2004	2005
	Restated	Restated
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$21,930	$16,901
Restricted cash	1,162	1,032
Receivables, net of allowance for doubtful accounts of $620 and $317 at December 31, 2004 and March 31, 2005, respectively:
Trade accounts receivable	46,214	33,806
Unbilled receivables	28,696	37,631
Due from related parties and affiliates	80	97
Deferred income taxes, net	290	290
Prepaid expenses and other current assets	1,586	1,227
Prepaid tax receivable and prepaid taxes	683	684

Total current assets	100,641	91,668
Property and equipment, net	4,218	3,766
Investments in affiliates	677	653
Deferred income taxes, net	858	858
Goodwill	12,246	11,896
Other intangibles	602	531
Other assets	1,565	1,472

	$120,807	$110,844

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$147	$—
Accounts payable	19,790	14,462
Accrued expenses	21,840	22,326
Accrued employee compensation and benefits	4,850	5,473
Deferred revenue	985	499
Income taxes payable	1,570	1,105
Accrued restructuring current	1,562	1,427
Other current liabilities	239	222

Total current liabilities	50,983	45,514
Accrued restructuring non-current	1,339	1,252
Other liabilities	780	744

Total liabilities	53,102	47,510

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 20,209 and 20,301 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	202	203
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,428 and 4,428 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	44	44
Paid-in capital	107,773	108,025
Accumulated deficit	(42,913)	(46,635)

Subtotal	65,106	61,637
Accumulated other comprehensive income — foreign currency translation adjustments	3,481	2,579
Treasury stock (159,209 shares)	(882)	(882)

Total shareholders’ equity	67,705	63,334

	$120,807	$110,844

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
		Restated
Cash flows from operating activities:
Net loss	$(1,554)	$(3,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	718
Provision for doubtful accounts	—	15
Restructuring charge (recovery)
Loss on equity method investment	97	28
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(6,212)	3,453
Accounts payable and accrued expenses	2,298	(4,219)
Other current assets and liabilities	(223)	(662)
Other non-current assets and liabilities	(1,235)	(668)

Net cash used in operating activities	(6,073)	(5,057)

Cash flows from investing activities:
Purchases of property and equipment	(460)	(174)
Investments	(360)	—

Net cash used in investing activities	(820)	(174)

Cash flows from financing activities:
Payments on line of credit	(5,813)	(2,411)
Borrowings on line of credit	5,531	2,243
Proceeds from issuance of common stock, net	22	30
Proceeds from exercise of options	682	223
Decrease of short-term investments	520	—
Decrease in restricted cash	159	117

Net cash provided by (used in) financing activities	1,101	202

Net decrease in cash and cash equivalents	(5,792)	(5,029)
Cash and cash equivalents at beginning of period	28,943	21,930

Cash and cash equivalents at end of period	$23,151	$16,901

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$182	$1,288
Interest	$—	$6
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
     During the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of the cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The Company also determined that certain receipts under related contracts that had been accounted for as cost reimbursements should have been recognized as revenues. In its review of the accounting for the fixed price contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other immaterial errors related to accrued expenses and income taxes for a net increase of $24,000 to the net loss.
     The following is a summary of the impact of the restatement on the Company’s condensed consolidated balance sheet at March 31, 2005 and the Company’s condensed consolidated statements of operations, shareholders’ equity and cash flows for the three months ended March 31, 2005.
     Condensed Consolidated Statement of Operations

		Three Months Ended
		March 31, 2005
	Previously
	Reported	Adjustments	Restated
Revenue:	$42,512	$2,897	$45,409
Cost of revenues (exclusive of depreciation shown below)	33,586	3,691	37,277

Gross Profit	8,926	(794)	8,132
Operating expenses:
Sales and marketing	2,258		2,258
General and administrative	7,377	110	7,487
Restructuring charge
Depreciation and amortization	718		718

Total operating expenses	10,353	110	10,463
Operating income (loss)	(1,427)	(904)	(2,331)
Other income (expense)
Interest income	(40)		(40)
Interest expense	82		82
Other	468		468

Total other (income) expense	510	—	510
Income (loss) before tax	(1,937)	(904)	(2,841)
Provision (benefit) for taxes	809	72	881

Net income (loss)	$(2,746)	$(976)	$(3,722)

Condensed Consolidated Balance Sheet

		Three Months Ended
		March 31, 2005
	Previously
	Reported	Adjustments	Restated
Trade accounts receivable	$33,838	$(32)	$33,806
Unbilled receivables	40,646	(3,015)	37,631
Due from related parties and affiliates	109	(12)	97
Deferred income taxes, net	1,148	(858)	290
Total current assets	95,584	(3,916)	91,668
Total assets	113,902	(3,058)	110,844
Accrued expenses	23,647	(1,321)	22,326
Income taxes payable	1,253	(148)	1,105
Total current liabilities	46,597	(1,083)	45,514
Total liabilities	48,593	(1,083)	47,510
Accumulated deficit	(44,660)	(1,975)	(46,635)
Total liabilities and shareholders’ equity	$113,902	$(3,058)	$110,844
Condensed Consolidated Statement of Cash Flows

		Three Months Ended
		March 31, 2005

	Previously	Restatement
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	(2,746)	(976)	(3,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciations and amortization	718		718
Provision (recovery) for doubtful accounts	15		15
Loss on equity method investment	28		28
Restructuring charge (recovery)
Changes in operating assets and liabilities:
Trade, unbilled and other receivables	6,078	(2,625)	3,453
Accounts payable and accrued expenses	(7,730)	3,511	(4,219)
Other current and non-current assets and liabilities	(627)	(35)	(662)
Other non-current assets and liabilities	(683)	15	(668)

Net cash used in operating activities	(4,947)	(110)	(5,057)

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

	Three Months Ended
	March 31,
	2004	2005
		(Restated)
	(in thousands, except
	per share data)
Net loss as reported	$(1,554)	$(3,722)
Deduct total stock-based employee compensation expense determined under fair value based method	(637)	(453)

Pro forma net loss	$(2,191)	$(4,175)

Net loss per share
As reported:
Basic	$(0.06)	$(0.15)

Diluted	$(0.06)	$(0.15)

Pro forma:
Basic	$(0.09)	$(0.17)

Diluted	$(0.09)	$(0.17)

(5) Other Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at March 31, 2004 and 2005. Comprehensive income (loss) for the three months ended March 31, 2005 is as follows (in thousands).

	2004	2005
		(Restated)

Net loss	$(1,554)	$(3,722)

Other comprehensive loss, before tax	(61)	(902)
Income tax benefit related to items of comprehensive loss	—	—

Other comprehensive loss, net of tax	(61)	(902)

Comprehensive loss	$(1,615)	$(4,624)

(6) Related Party Transactions
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
(7) Restructuring Charge
     During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committee to. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of March 31, 2005, the restructuring charge calculation assumes we will receive $10.6 million in sublease income, of which $8.3 million is committed.
     During the first quarter of 2003, we reversed excess severance payable of approximately $0.2 million. During the third quarter of 2003, we reoccupied a portion of our office space in McLean, Virginia and reversed $0.4 million of the payable and recorded an increase in the restructuring payable of $0.5 million related to an estimated increase in the time period expected to sublease space in our London office. During the second quarter of 2004, we reversed $0.9 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices. During 2004 we reversed approximately $1.2 million of the payable. Our initial charge for London was based on our lease commitment offset by our projected sublease income. Subsequently, we secured a tenant both in advance of our projections and at more favorable lease terms, causing a recovery of $0.6 million. Our initial charge for McLean was based on our lease commitment offset by our projected sublease income. Subsequently, after unsuccessful lease attempts, we determined that approximately 2,000 square feet was unlikely to be leased due to its configuration. It was determined that additional space was needed to accommodate two new business ventures. Therefore, we reoccupied one wing on a floor (approximately 8,000 square feet), resulting in a recovery of approximately of $0.6 million. While there was significant internal effort involved, the cost of reoccupying the McLean space was limited to the time incurred by internal facilities employees.

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
(9) Line of Credit
     In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. The agreement had an initial term of two years and was terminated on January 26, 2005 under mutual agreement. As of December 31, 2004, Detron had $0.1 million outstanding under the credit facility. This credit facility was terminated during the first quarter of 2005.
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
     Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
		(Restated)		(Restated)		(Restated)
Three Months Ended March 31,
Revenues:
From external customers	$26,990	$22,231	$17,228	$22,361	$44,218	$44,592
Inter-segment revenues	—	—	—	—	—	—
Total revenues	$26,990	$22,231	$17,228	$22,361	$44,218	$44,592
Income (loss) before taxes	$2,099	$573	$(885)	$862	$1,214	$1,435
Total assets	$39,286	$37,247	$52,588	$58,799	$91,874	$96,046

     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2005
		(Restated)
Revenues:
Revenues for reportable segments	$44,218	$44,592
Revenues for non-reportable segments	831	817

Total consolidated revenues	45,049	45,409

Assets
Assets for reportable segments	$91,874	$96,046
Assets not attributable to reportable segments:
Cash and cash equivalents	18,618	9,856
Restricted Cash	—	232
Receivables	913	1,175
Deferred and prepaid taxes	5,823	1,831
Property and equipment	971	741
Investments	1,026	636
Prepaid and Other	771	327

Total consolidated assets	$119,996	$110,844

(12) Receivables
     For the year ended December 31, 2004 and the quarter ended March 31,2005, we derived 81.2% and 84.8%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.
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
Restatement
     On August 8, 2005, LCC International, Inc. (the “Company”) announced it would restate its financial results for the three- and nine-month periods ended September 30, 2004, the year ended December 31, 2004 and the three-month period ended March 31, 2005. As part of that announcement the Company stated that the Company’s financial statements in its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004 should be restated and such statements, as well as management’s assertions on internal controls over financial reporting in such reports, should no longer be relied upon prior to their restatement. The Company’s condensed consolidated financial statements for the three-month period ending March 31, 2005 have been restated to correct these errors, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.
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

Americas:	The Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the first quarter of 2005, Americas generated approximately 49% of our total revenue The decision has been made to move the headquarters for the Americas region from Los Angeles, California to LCC headquarters in McLean, Virginia. This transition should be complete by third quarter of 2005.

EMEA:	Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Saudi Arabia and the Middle East. In the first quarter of 2005, EMEA generated approximately 49% of our total revenue.

Nonreportable segments	This includes our operations in Asia, the Wireless Institute and LCC Wireline. The decision has been made to wind down and dissolve the Wireline business. In the first quarter of 2005, these combined operations generated approximately 2% of our total revenues. Our operations in Asia comprise representative offices in Beijing and New Delhi, India. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.
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
     Another critical statistic that we monitor is our contract backlog, which at April 30, 2005, comprised firm backlog of $87.5 million and implied backlog of $5.6 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
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
     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 7% and 16% of our total revenues for the three months ended March 31, 2004 and 2005, respectively, and it is expected to continue to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. We have experienced an increase in the percentage of fixed price contracts awarded by our customers, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.
     In the three months ended March 31, 2005, approximately 43% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 32% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery method will vary so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
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
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended
	March 31, 2004		March 31, 2005
			(Restated)
	(in thousands)		(in thousands)
Revenues:
Americas	$26,990		$22,231
EMEA	17,228		22,361
Nonreportable segments	831		817

	$45,049		$45,409

Cost of revenues:		(% of revenue)		(% of revenue)
Americas	$23,386	86.6%	$20,024	90.1%
EMEA	14,145	82.1	16,682	74.6
Nonreportable segments	566	68.1	571	69.9

	$38,097	84.6%	$37,277	82.1%

Gross margins:
Americas	$3,604	13.4%	2,207	9.9%
EMEA	3,083	17.9	5,679	25.4
Nonreportable segments	265	31.9	246	30.1

	$6,952	15.4%	$8,132	17.9%

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
     In the first quarter of 2005, revenues from network deployment contracts declined $3.9 million in North America compared to first quarter 2004 due primarily to the expected completion of the US Cellular turnkey contract in second quarter 2005. Revenues from RF contracts in North America declined $1.8 million over the same period due primarily to completion of Nokia design contracts. However, revenues from South and Central America increased $0.9 million due primarily to the start of new projects in Brazil and Mexico. Gross margins declined from 13.4% in the first quarter of 2004 to 9.9% for the same period in 2005. This decline occurred because of the need to recognize a cumulative loss of $142,000 on the Company’s deployment contract with Sprint in the southeastern United States. The recognition of the cumulative loss was necessary because it was determined that the fixed-fee contract was in a loss position due to escalating construction costs.
EMEA
     In 2004, our total revenues of $17.2 million for the region represented a larger portfolio of activities, including our projects in Algeria and our recently awarded technical consulting contract in Saudi Arabia. During the quarter we expensed approximately $0.2 million of start up costs associated with our contract in Saudi Arabia.

     The period-to-period increase in revenues for the first quarter of 2005 is attributable to a $7.0 million increase in revenues from the technical consulting contract in Saudi Arabia, which had just commenced during the first quarter of 2004. Revenues from Algeria were essentially unchanged. European revenues were down quarter-to-quarter about $1.4 million. Gross margins for the EMEA region improved dramatically due to the Saudi contract.
Nonreportable segments
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
Operating Expenses

	Three Months Ended
	March 31,
	2004	2005
		(Restated)
	(in thousands)
Sales and marketing
Americas	$859	$544
EMEA	709	1,576
Nonreportable segments	200	138

	1,768	2,258

Bad debt expense (recovery)
Americas	—	—
EMEA	—	14
Nonreportable segments	—	—

	—	14

General and administrative
Americas	531	973
EMEA	2,761	2,606
Nonreportable segments	2,941	3,894

	6,233	7,473

Depreciation and amortization
Americas	118	123
EMEA	527	504
Nonreportable segments	111	91

	756	718

Total
Americas	1,508	1,640
EMEA	3,997	4,700
Nonreportable segments	3,252	4,123

Total	$8,757	$10,463

     The increase in sales and marketing expenses from $1.8 million in the first quarter of 2004 to $2.3 million in 2005 is largely attributable to an increase in commission expense relating to the technical consulting contract in Saudi Arabia.
     The increase in general and administrative expenses from $6.2 million in the first quarter of 2004 to $7.5 million in 2005 is largely attributable to severance costs in the Americas, EMEA, and corporate of approximately $0.7 million, and an additional $0.3 million due to higher consulting and audit fees associated with the implementation of the Sarbanes-Oxley Act for the year ended 2004.

Other Income and Expense

	Three Months Ended
	March 31, 2004	March 31, 2005
		(Restated)
	(in thousands)
Interest income
Americas	$9	$9
EMEA	5	6
Nonreportable segments	45	$25

	59	40
Interest expense
Americas	(1)	(1)
EMEA	(50)	(70)
Nonreportable segments	—	(11)

	(51)	(82)
Other
Americas	(5)	(2)
EMEA	74	(53)
Nonreportable segments	83	(413)

	152	(468)
Total
Americas	3	6
EMEA	29	(117)
Nonreportable segments	128	(399)

	$160	$(510)

     The loss in Other is attributable to foreign currency transaction losses in the first quarter of 2005 as a result of the U.S. dollar appreciating against the British pound and the Euro.

	Three Months Ended
	March 31, 2004	March 31, 2005
		(Restated)
	(in thousands)
Income (loss) before taxes
Segment income before taxes
Americas	$2,099	$573
EMEA	(885)	862
Nonreportable segments	(2,859)	(4,276)

	$(1,645)	$(2,841)

Tax Benefit or (Expense)
     A tax expense of $0.9 million was recognized in the first quarter of 2005 as compared to a tax benefit of $0.1 million in the first quarter of 2004. The 2005 tax expense arises from international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

Net Income or (Loss)
     In the first quarter of 2004, revenues of $45.0 million generated operating losses of $1.8 million. We reported a loss before taxes of $1.6 million and we recorded a tax benefit of $0.1 million, equivalent to an effective tax rate of 5.5%, resulting in a reported net loss of $1.6 million.
     In the first quarter of 2005, revenues of $45.4 million generated operating losses of $2.3 million. We reported a loss before taxes of $2.8 million and we recorded a tax expense of $0.9 million resulting in a reported net loss of $3.7 million.
Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the three months ended March 31, 2004 and 2005.
Sources and Uses of Cash

	Three Months Ended
	March 31, 2004	March 31, 2005
		(Restated)
	(in thousands)
Net cash used in operating activities	$(6,073)	$(5,057)
Net cash used in investing activities	(820)	(174)
Net cash provided by (used in) financing activities	1,101	202

Net decrease in cash and cash equivalents	$(5,792)	$(5,029)

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
      In the first quarter of 2005, operating activities were down slightly compared to the prior year, and we reported revenues of $45.4 million for the quarter with an operating loss of $2.3 million. Cash used in operating activities declined to $5.1 million, primarily due to a decrease in accounts payable and accrued expenses representing net payments of $7.7 million during the first quarter of 2005. This was partially offset by a combined decrease of $3.4 million in trade and unbilled receivables representing net collections during the quarter. The combined decline in total receivables of $3.4 million is due to a $12.4 million decline in trade accounts receivable, which was partially offset by an increase of $9.0 million in unbilled receivables reflective of the timing of milestone payment collections on some major contracts. Cash used in investing activities was $0.2 million, which was offset by cash provided by financing activities of $0.2 million. Overall, cash decreased by $5.0 million during the quarter.
Cash Requirements

	December 31, 2004	March 31, 2005
	(Restated)
	(in thousands)
Cash and cash equivalents	$21,930	$16,901
Restricted cash	1,162	1,032

Total cash and short-term investments	$23,092	$17,933

Line of credit	$147	$—

Working capital	$49,658	$46,154

     During the first quarter of 2005, the principal requirements for cash were to finance operating losses and the decrease in accounts payable and accrued expenses of $4.8 million Although working capital declined by $3.5 million during the quarter, we anticipate that collection of existing unbilled receivables will largely fund our cash requirements as we continue to perform work ahead of contractual billing milestones, primarily in the Americas region. This expectation may be affected by the timing of the milestone payments by major customers. Despite the decline in working capital for the first quarter of 2005, we believe that for at least the next twelve months we have adequate cash and other working capital to fund our operations.
     As of March 31, 2005, we had no material cash commitments and we had not engaged in any off-balance sheet financing.

Critical Accounting Policies
     Our critical accounting policies are as follows:
•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.
Revenue recognition
     Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 74.8% and 83.1% for the three months ended March 31, 2004 and 2005, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2004 and March 31, 2005, respectively, we had $28.7 million and $37.6 million of unbilled receivables.
Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2004 and the quarter ended March 31, 2005, we derived 81.2% and 84.8%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 68.7% and 80.5% of our net receivable balance as of December 31, 2004 and March 31, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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

     We assessed the realizability of certain deferred tax assets during the first quarter of 2005, consistent with the methodology we employed for 2004. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2005 to determine the appropriated level of valuation allowance.
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
     Customers outside of the United States accounted for 38.8% and 53.0% of our revenues for the quarters ended March 31, 2004 and 2005, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income (loss) component of shareholders’ equity decreased $0.1 million and decreased $0.1 million during the quarters ended March 31, 2004 and 2005, respectively. As of March 31, 2005, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $18.9 million.
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
Item 4: Controls and Procedures (as restated)
Disclosure controls and procedures: In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-(e) and 15d-(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. However, in connection with its review of financial results done during the preparation of our Form 10-Q for the second quarter of 2005 and the additional review of revenue-producing contracts performed in connection with the restatement and the preparation of this Form 10-Q/A, our management, with the participation of our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer, carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure control and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently finalizing our remediation plan to enhance our key controls to address the material weaknesses in our internal control over financial reporting that existed as of March 31, 2005.
At the end of each quarter, all major revenue-producing contracts are viewed with the CFO. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because a key control that would have detected the overstatement did not operate effectively. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. The Company also determined that certain receipts under related contracts that had been accounted for as cost reimbursements should have been recognized as revenues. This error was the result of a misinterpretation of the terms of the contracts that governed the underlying transactions. In its review of the accounting for the fixed price contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other immaterial errors related to accrued expenses and income taxes for a net increase of $24,000 to the net loss. The Company’s condensed consolidated financial statements for the three- month period ended March 31, 2005 have been restated to correct these errors, as summarized in Note 1 of the Notes to Condensed Consolidated Financial Statements as Restated appearing in this Form 10-Q/A.
As a result of the restatement, revenues for the three-month period ended March 31, 2005 changed from $42,512 to $45,409. Cost of revenues changed from $33,586 to $37,277, resulting in change in net loss from $(2,746) to $(3,722). In addition, unbilled receivables changed from $40,646 to $37,631; accrued expenses from $23,647 to $22,326 and accumulated deficit from $(44,660) to $(46,635).
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
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.
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
     (b) Reports on Form 8-K
     On February 10, 2005, we filed a Current Report on Form 8-K, which reported that on February 9, 2005, we issued a press release announcing our fourth quarter results for 2004.
     On April 1 2005, we filed a Current Report on Form 8-K, which reported that on March 31, 2005, we issued a press release announcing the departure from the Company of C. Thomas Faulders, III as Chief Executive Officer and Graham B. Perkins as Chief Financial Officer and the promotion of James Greenwell to Senior Vice President of the Americas. The press release also announced the appointment of Julie Dobson as Non-Executive Chairman of the Board and Peter A. Deliso as Interim Chief Executive Officer.
     On April 5, 2005, we filed a Current Report on Form 8-K, which reported that on March 31, 2005, we issued a press release announcing LCC’s entry into an Employment Agreement and General Release with Michael S. McNelly in connection with the termination of his employment as the Company’s Senior Vice President of the Americas.
     On April 22, 2005, we filed a Current Report on Form 8-K, which reported that on April 1, 2005 the United States Bankruptcy Court for the Southern District of New York, having jurisdiction over the bankruptcy petition filed by NextWave Telecom Inc (“Nextwave”) in June 1998,. had approved a Settlement Agreement between the Company and Nextwave whereby Nextwave promised to engage LCC to provide RF engineering and network deployment services valued not less than $30.0 million over the next three years.
     On April 25, 2005, we filed a Current Report on Form 8-K which reported that on April 21, 2005 the Company’s Board of Directors voted to increase the compensation of Julie A. Dobson, Chairperson of the Board of Directors. The Form 8-K also reported that on April 21, 2005, the Board of Directors approved the appointment of Charles R. Waldron to serve as the Interim Chief Financial Officer of the Company and that on April 25, 2005, the Company entered into a Consulting Agreement with C. Thomas Faulders, III to provide ongoing consulting and advisory services in connection with the Company’s business.
     On May 10, 2005, we filed a Current Report on Form 8-K, which reported that on May 10, 2005, we issued a press release announcing our first quarter results for 2005.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 23, 2005	/s/ Charles R. Waldron

Charles R. Waldron
Senior Vice President, Chief Financial
Officer and Treasurer