Form 10-K/A
period 2004-12-31
LCC INTERNATIONAL INC
filed 2005-12-05
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.2)
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑* No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

EXPLANATORY NOTE
This amended annual report on Form 10-K/A is being filed solely to correct the clerical errors noted below in the amended report on Form 10-K/A filed by the registrant on November 23, 2005 (the “11/05 Filing”) and is identical to the 11/05 Filing except as noted below. In addition, new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of this amended report, are filed herewith. The changes to the 11/05 Filing are as follows:

1.	Table of Contents – page numbers have been corrected.

2.	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restated; Liquidity and Capital Resources; Cash Requirements. The sub-heading (Restated) has been centered under the column for the year 2004.

3.	Footnote 20 – Segment Reporting. Extraneous wording in title has been deleted.
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
     (c) None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of December, 2005.

LCC INTERNATIONAL, INC.

By:	/s/ Dean J. Douglas

Dean J. Douglas
President and Chief Executive Officer (Duly Authorized Officer)
December 5, 2005

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