Form 10-Q
period 2005-06-30
LCC INTERNATIONAL INC
filed 2005-12-05
CIK 1016229

United States Securities and Exchange Commission
Washington, DC 20549
_______________
Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                         to                                         .
Commission File Number: 0-21213
LCC International, Inc.
(Exact name of registrant as specified in its charter)
_______________

Delaware	54-1807038
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 873-2000
Not Applicable

(Former name, former address and former fiscal year, if changed, since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐     No☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑*     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of December 1, 2005 the registrant had outstanding 20,461,059 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,427,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).
* Due to the fact that the registrant restated its financial statements for the quarters ended September 30, 2004 and March 31, 2005 and the year ended December 31, 2004, the registrant did not file on a timely basis a Quarterly Report on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.

EXPLANATORY NOTE
(Unaudited)
     On August 8, 2005, LCC International, Inc. (the “Company”) announced it would restate its financial results for the three- and nine-month periods ended September 30, 2004, the year ended December 31, 2004 and the three-month period ended March 31, 2005. As part of that announcement the Company stated that the Company’s financial statements in its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004 should be restated and such statements, as well as management’s assertions on internal controls over financial reporting in such reports, should no longer be relied upon prior to their restatement. The Company also stated that, in light of the foregoing restatements, it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 because its ability to complete that report is dependent on the prior completion of the restatements. On October 31, 2005, the Company announced that, for the same reason, it also would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
     On November 23, 2005, the Company filed its amended quarterly reports on Form 10-Q/A for the third quarter of 2004 and the first quarter of 2005 and its amended annual report on Form 10-K/A for the year ended December 31, 2004 (“the Amended Filings”). Concurrently with this report, the Company has filed its Form 10-Q for the third quarter of 2005 and has filed a further amended annual report on Form 10-K/A that corrects certain typographical errors in the Form 10-K/A filed on November 23, 2005.

LCC International, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2005

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
REVENUES	$52,618	$42,697	$97,667	$88,106
COST OF REVENUES (exclusive of depreciation shown separately below)	42,639	39,038	80,736	76,315

GROSS PROFIT	9,979	3,659	16,931	11,791

OPERATING (INCOME) EXPENSE:
Sales and marketing	1,884	2,022	3,652	4,280
General and administrative	6,600	7,476	12,833	14,963
Restructuring charge (recovery)	(924)	759	(924)	759
Depreciation and amortization	613	724	1,369	1,442

	8,173	10,981	16,930	21,444

OPERATING INCOME (LOSS)	1,806	(7,322)	1	(9,653)

OTHER INCOME (EXPENSE):
Interest income	52	35	111	75
Interest expense	(41)	(45)	(92)	(127)
Other	369	(12)	521	(480)

	380	(22)	540	(532)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	2,186	(7,344)	541	(10,185)
PROVISION FOR INCOME TAXES	872	796	781	1,677

NET INCOME (LOSS)	$1,314	$(8,140)	$(240)	$(11,862)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(0.33)	$(0.01)	$(0.48)

Diluted	$0.05	$(0.33)	$(0.01)	$(0.48)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	24,381	24,425	24,325	24,461

Diluted	25,281	24,425	24,325	24,461

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2004	2005
	(Restated)	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$21,930	$13,046
Restricted cash	1,162	1,101
Receivables, net of allowance for doubtful accounts of $620 and $314 at December 31, 2004 and June 30, 2005, respectively:
Trade accounts receivable	46,214	43,495
Unbilled receivables	28,696	28,792
Due from related parties and affiliates	80	21
Deferred income taxes, net	290	471
Prepaid expenses and other current assets	1,586	1,748
Prepaid tax receivable and prepaid taxes	683	683

Total current assets	100,641	89,357
Property and equipment, net	4,218	3,738
Investments in affiliates	677	637
Deferred income taxes, net	858	677
Goodwill	12,246	11,227
Other intangibles	602	440
Other assets	1,565	1,231

	$120,807	$107,307

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$147	$—
Accounts payable	19,790	17,024
Accrued expenses	21,840	24,400
Accrued employee compensation and benefits	4,850	4,893
Deferred revenue	985	932
Income taxes payable	1,570	1,751
Accrued restructuring current	1,562	2,051
Other current liabilities	239	395

Total current liabilities	50,983	51,446
Accrued restructuring non-current	1,339	897
Other liabilities	780	708

Total liabilities	53,102	53,051

Shareholders’ equity:
Preferred stock: 10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value: 70,000 shares authorized; 20,209 and 20,384 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	202	204
Class B common stock, $0.01 par value: 20,000 shares authorized; 4,428 shares issued and outstanding at December 31, 2004 and June 30, 2005	44	44
Paid-in capital	107,773	108,230
Accumulated deficit	(42,913)	(54,775)

Subtotal	65,106	53,703
Accumulated other comprehensive income — foreign currency translation adjustments	3,481	1,435
Treasury stock (159,209 shares)	(882)	(882)

Total shareholders’ equity	67,705	54,256

	$120,807	$107,307

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net Loss	$(240)	$(11,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,369	1,442
Provision for doubtful accounts	100	139
Loss on equity method investment	464	168
Non-cash Compensation	—	27
Restructuring charge (recovery)	(924)	759
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(20,411)	2,564
Accounts payable and accrued expenses	11,418	(163)
Other current assets and liabilities	(1,213)	1
Other non-current assets and liabilities	(894)	(1,221)

Net cash used in operating activities	(10,331)	(8,146)

Cash flows from investing activities:
Purchases of property and equipment	(2,014)	(928)
Proceeds from disposals of property and equipment	30	3
Investments	(360)	(125)

Net cash used in investing activities	(2,344)	(1,050)

Cash flows from financing activities:
Borrowings on line of credit	10,242	2,243
Payments on line of credit	(10,780)	(2,411)
Proceeds from issuance of common stock, net	47	61
Proceeds from exercise of options	836	371
Proceeds/purchases of short-term investments	520	—
Decrease in restricted cash	28	48

Net cash provided by financing activities	893	312

Net decrease in cash and cash equivalents	(11,782)	(8,884)
Cash and cash equivalents at beginning of period	28,943	21,930

Cash and cash equivalents at end of period	$17,161	$13,046

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$182	$1,301
Interest	—	16
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
(2) Basis of Presentation
     We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.
     Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2004 (restated) filed on December 5, 2005. Operating results for the interim periods are not necessarily indicative of results for an entire year.

(3) Equity-Based Compensation
     We account for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS Statement No. 123.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant between the fair value of our stock and the exercise price.
     Our pro-forma net income (loss) would have been the following had compensation cost for our stock based-compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123.

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2004	2005	2004	2005
Net income (loss):
Net income (loss) as reported	$1,314	$(8,140)	$(240)	$(11,862)
Deduct total stock-based employee compensation expense determined under fair value based method	(459)	(292))	(2,171)	(709)

Pro forma net income (loss)	$855	$(8,432)	$(2,411)	$(12,571)

Net income (loss) per share:
As reported
Basic	$0.05	$(0.33)	$(0.01)	$(0.48)

Diluted	$0.05	$(0.33)	$(0.01)	$(0.48)

Pro forma
Basic	$0.04	$(0.35)	$(0.10)	$(0.51)

Diluted	$0.03	$(0.35)	$(0.10)	$(0.51)

(4) Other Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2004 and 2005. Comprehensive income (loss) for the three and six months ended June 30 is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income (loss)	$1,314	$(8,140)	$(240)	$(11,862)

Other comprehensive income (loss), before tax	(328)	(1,144)	(389)	(2,046)
Income tax provision related to items of comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(328)	(1,144)	(389)	(2,046)

Comprehensive income (loss)	$986	$(9,284)	$(629)	$(13,908)

(5) Related Party Transactions
     RF Investors, a subsidiary of Telcom Ventures, indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 69% voting control. Telcom Ventures, L.L.C., and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.
     Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plan in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $77,000 during the year ended December 31, 2004 and $39,000 for the first half of 2005 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $82,000 during 2004 and $33,000 for the first half of 2005. At December 31, 2004 and June 30, 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $7,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.
     During the second quarter of 2005, we provided services to three customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers during the quarter were $193,000 and receivables of $111,000 were outstanding at June 30, 2005, and are included in trade accounts receivable in the accompanying condensed consolidated balance sheet.
     In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“LCC Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”) which transferred the remaining 49 percent of the shares to Detron Corporation B.V. (“Detron”) in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $50,000 of rent expense for the six months ended June 30, 2004 and $55,000 for the six months ended June 30, 2005. During the six months ended June 30, 2004, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $46,000. During the six months ended June 30, 2004, Detron recorded approximately $83,000 of management and advisory fees.
     On June 1, 2005, LCC United Kingdom Limited (“LCC UK”), a wholly-owned subsidiary of the company, exercised its option, to purchase from Detron the remaining 49% interest in the share capital of LCC Detron. LCC UK paid approximately $246,000 for the 49% interest which included a purchase price of approximately $126,000 plus $121,000 in management fees. In addition, the share purchase agreement for the additional interest included the requirement that LCC Detron repay Detron approximately $529,000 in outstanding loans made to LCC Detron. LCC UK currently owns 100% of LCC Detron.
(6) Restructuring Charge
     During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space for our employees while performing their services. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 square feet were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of June 30, 2005, the restructuring charge calculation assumes we will receive $10.3 million in sublease income, of which $7.8 million is committed.
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
     During the second quarter of 2005, the Company adopted a restructuring plan and recorded a net restructuring charge of $0.8 million. Included in the restructuring charges was $0.8 million for severance related to the elimination of 48 positions in corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing facilities and disposing of assets. Legal and accounting fees of $0.2 million, associated with the restructuring, were also included in the reserve. Because the Company reoccupied some of the leased office space that had previously included in the reserve for restructuring, the reserve was reduced by $0.3 million in the second quarter of 2005.
     A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total
		(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161

Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge	(152)	150	(2)

Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

Restructuring charge	752	281	1,033
Reversal for reoccupied space	—	(274)	(274)

	752	7	759

Charges against the provision:
Payments for excess office space, net of sublease income	—	(562)	(562)
Severance and associated costs paid	(92)	—	(92)
Other	—	(58)	(58)

Restructuring payable as of June 30, 2005	$660	$2,288	$2,948

     At December 31, 2004 and June 30, 2005, the restructuring payable was classified as follows:

	December 31,	June 30,
	2004 (Restated)	2005
Accrued restructuring current	1,562	2,051
Accrued restructuring	1,339	897

Accrued restructuring total	2,901	2,948

(7) Investments
     We held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”) which is the parent corporation of NextWave Personal Communications Inc. We acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between NextWave Telecom and us under an agreement dated March 12, 1996 (the “March Agreement”). We also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock of NextWave Telecom at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to engage us to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of twenty percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement was rejected by NextWave Telecom upon confirmation of its bankruptcy plan on March 2, 2005. On March 23, 2005, we agreed to settle our rejection damages claims against NextWave Telecom by executing a Network Deployment Agreement whereby NextWave Telecom agreed to engage us to perform $30.0 million of radio frequency engineering and system deployment services over three years in future markets, commencing with Las Vegas.
     On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital. We account for the investment in LCC/BOCO using the equity method of accounting. BOCO has advised us that it has made a strategic decision to exit the wireless telecommunications infrastructure services business and we have agreed to dissolve the joint venture. We have undertaken to transfer selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. We expect to liquidate this investment in the fourth quarter of 2005.
(8) Line of Credit
     In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment, whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2%, subject to a minimum of 5.75% per year. The agreement had an initial term of two years and was terminated on January 26, 2005 under mutual agreement. As of December 31, 2004, Detron had $0.1 million outstanding under the credit facility. This line of credit was terminated in the first quarter of 2005.
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
     Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
Three Months Ended June 30,
Revenues:
From external customers	$32,748	$17,276	$17,828	$25,001	$50,576	$42,277
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$32,748	$17,276	$17,828	$25,001	$50,576	$42,277

Income (loss) before taxes	3,738	(4,110)	154	1,621	3,892	(2,489)
Total assets	47,351	35,371	56,291	59,830	103,642	95,201

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
Six Months Ended June 30,
Revenues:
From external customers	$59,738	$39,507	$35,056	$47,362	$94,794	$86,869
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$59,738	$39,507	$35,056	$47,362	$94,794	$86,869

Income (loss) before taxes	5,835	(3,537)	(728)	2,483	5,107	(1,054)
     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues:
Revenues for reportable segments	$50,576	$42,277	$94,794	$86,869
Revenues for non-reportable segments	2,042	420	2,873	1,237

Total consolidated revenues	$52,618	$42,697	$97,667	$88,106

Assets:
Assets for reportable segments			$103,642	$95,201
Assets not attributable to reportable segments:
Cash and cash equivalents			13,739	7,264
Restricted cash			222	233
Short-term investments			—	—
Receivables			2,686	1,119
Deferred and prepaid taxes			4,909	1,831
Property and equipment			951	660
Investments			644	623
Prepaid and other			642	376

			23,793	12,106

Total consolidated assets			$127,435	$107,307

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Income (loss) before income taxes for reportable segments	$3,892	$(2,489)	$5,107	$(1,054)
Restructuring (charge) recovery	924	(759)	924	(759)
Income (loss) before income taxes for non-reportable segments	(2,630)	(4,096)	(5,490)	(8,372)

Income (loss) from operations before income taxes	$2,186	$(7,344)	$541	$(10,185)

(11) Receivables
     For the year ended December 31, 2004 and the quarter ended June 30, 2005, we derived 81.7% and 76.1%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.
(12) Subsequent Event
     On July 18, 2005, the Company, and Commerce Funding Corporation ("CFC") entered into an Assignment and Transfer of Receivables Agreement (the "Agreement") pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together collectively referred to as the "Financing Documents").
     Under the Financing Documents, each of the Company and LCC Wireless Design may from time to time transfer to CFC in exchange for cash certain of its accounts receivable to be specified in its request. CFC has the right to determine in its sole discretion the amount of cash, if any, it is willing to advance with respect to any specified account receivable, which amount shall not exceed 80% of the face amount of the receivables presented. Any advances made by CFC under the Agreement are due and payable on demand. Under the original terms of the Agreement, the aggregate amount owed to CFC by the Company and LCC Wireless Design at any time may not exceed $3,000,000. In the event any transferred account receivable remains unpaid for the earlier of 90 days from the date funds were advanced by CFC on that receivable or 120 days from the original invoice date, the Company or LCC Wireless Design, as the case may be, shall substitute an account receivable of equal or greater value for the unpaid account receivable or buy back the unpaid account receivable from CFC.
     Outstanding advances will bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. Each of the Company and LCC Wireless Design has guaranteed to CFC the performance of the other's obligations under the Financing Documents and has pledged to CFC its respective accounts receivables from some of its customers to secure its respective obligations under the Financing Documents.
     The initial term of the Agreement was three months, with automatic term renewals for successive one-month periods unless cancelled by the Company or LCC Wireless Design thirty days prior to the last day of any term. In addition, either the Company and LCC Wireless Design or CFC may terminate the arrangement upon thirty days prior written notice and CFC may terminate the arrangement at any time following the occurrence of certain defined events of default or if the Company or LCC Wireless Design do not request any advances for a period of 90 consecutive days. On October 18 2005, the Company extended the Agreement until November 17, 2005. On November 17, 2005, the Company extended the Agreement until December 19, 2005.
     On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,500 to $30,000.
     Advances made to the Company or LCC Wireless Design have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due.

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
     The factors listed under “Risk Factors” in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
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

Americas:	The Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the second quarter of 2005, Americas generated approximately 40% of our total revenue. The decision was made to move the headquarters for the Americas region from Los Angeles, California to our headquarters in McLean, Virginia. This transition was completed in the second quarter.

EMEA:	Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Pakistan, Saudi Arabia and the Middle East. EMEA also undertakes projects throughout its region and we have recently established a marketing office in Dubai. In the second quarter of 2005, EMEA generated approximately 59% of our total revenue.

Nonreportable segment:	This includes our operations in Asia, the Wireless Institute and LCC Wireline. The decision was made to wind down and dissolve the Wireline business. In the second quarter of 2005, these combined operations generated approximately 1% of our total revenues. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.
     Our primary sources of revenues are from engineering design and system deployment services. Revenues from services are derived from both fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts, we recognize revenues based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs on completion. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

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
     Another critical statistic that we monitor is our contract backlog, which at June 30, 2005, was comprised of firm backlog of $118.7 million and implied backlog of $7.1 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
     In 2004, we sold an unsecured claim against NextWave Telecom, Inc. (“NextWave”) for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
     In the second quarter of 2005, the Company received cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings.
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
     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. We experienced a trend in 2003 and 2004 for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.

     In the six months ended June 30, 2005, approximately 34.5% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 33.3% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, the composition of our revenues by delivery varies so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
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
     We have also observed an increase in spending on wireless networks in developing countries. However, the increase in worldwide terrorism may affect our business in these countries. For example, the U.S. State Department has issued security advisories for U.S. Nationals in Saudi Arabia, Algeria and certain other countries in the Middle East. While we tend to staff these projects largely with local or regional personnel, we do recognize that undertaking work in such areas at this time carries a higher level of operating and political risk than in other more developed areas.
Results of Operations
     The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in	(in	(in	(in
	thousands)	thousands)	thousands)	thousands)
Revenues:
Americas	$32,748	$17,276	$59,738	$39,507
EMEA	17,828	25,001	35,056	47,362
Non-reportable segment	2,042	420	2,873	1,237

	$52,618	$42,697	$97,667	$88,106

	(% of		(% of		(% of		(% of
	revenue)		revenue)		revenue)		revenue)
Cost of revenues:
Americas	$27,510	84.0%	$19,680	113.9%	$50,896	85.2%	$39,704	100.5%
EMEA	13,689	76.8	18,976	75.9	27,834	79.4	35,658	75.3
Non-reportable segment	1,440	70.5	382	91.0	2,006	69.8	953	77.0

	$42,639	81.0%	$39,038	91.4%	$80,736	82.7%	$76,315	86.6%

Gross margins:
Americas	$5,238	16.0%	$(2,404)	-13.9%	$8,842	14.8%	$(197)	-0.5%
EMEA	4,139	23.2	6,025	24.1	7,222	20.6	11,704	24.7
Non-reportable segment	602	29.5	38	9.0	867	30.2	284	23.0

	$9,979	19.0%	$3,659	8.6%	$16,931	17.3%	$11,791	13.4%

Americas
     In the second quarter of 2004, we continued to implement the US Cellular and Sprint network deployment projects, with a major emphasis on subcontracted construction activities. Network deployment represented about $21.9 million of revenues. RF/wireless design business represented about $10.6 million of revenues. Cost of revenues and gross margins for network deployment for the second quarter of 2004 were affected by the large percentage of subcontracted construction activity in the quarter, resulting in gross margins of 14.1%. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, resulting in gross margins of 28.2% for the quarter.
     For the first six months of 2004, network deployment and RF/wireless design represented about $39.0 million and $20.2 million of revenues, respectively. Cost of revenues and gross margins for the six months reflected the mix of the business and the significant volume of subcontracted work, so that gross margins for the six months for network deployment and RF/wireless design amounted to 13.2% and 26.1%, respectively, a combined gross margin for the region of 14.8%.
     In the second quarter of 2005 total revenues for the Americas was $17.3 million, a decline of $15.5 million from the second quarter of 2004. Deployment revenues were $6.6 million, down $15.3 million in the second quarter of 2005 compared to the same period in 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $10.1 million, down $0.5 million in the second quarter of 2005 compared to the same period in 2004. Cost of revenues for the Americas was $19.7 million, a decrease of $7.8 million from the second quarter of 2004. A review of the Company's deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. Primarily as a result of that contract, the gross margin for the Americas was negative 13.9% for the second quarter of 2005, which compares to a positive gross margin of 16.0% for the second quarter of 2004. In the second quarter of 2005 gross margin for the deployment business was negative 51.6% and gross margin for RF/wireless design was positive 17.4%. The loss from operations for the second quarter of 2005 was $4.8 million. Of that amount, $3.6 million was attributable to the downward adjustment to the gross profit for the deployment contract in the north central United States. Restructuring costs for the Americas in the second quarter of 2005 were $0.6 million. Sales, general and administrative costs added about $1.5 million to the loss. These were partially offset by $1.0 million of operating income from RF/wireless operations. In the second quarter of 2004, the Americas had income from operations of $3.8 million.
     For the first six months of 2005, total revenues for the region were $39.5 million, a decline of $20.2 million from the same period for 2004. Deployment revenues were $19.9 million, down $19.1 million from the first six months of 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $18.5 million, down $1.6 million from the same period in 2004. Cost of revenues was $39.7 million for the first six months of 2005, a decline of $11.2 million compared to the first six months of 2004. The gross margin for the region during the first six months of 2005 was negative 0.5% compared to positive 14.8% for the same period in 2004. A review of the Company's deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. Primarily as a result of these adjustments, in the first six months of 2005 gross margin for the deployment business was negative 14.0%. Gross margin for RF/wireless design was positive 21.8% for the same period. The loss from operations for the first half of 2005 was $4.2 million. Of that amount, $3.6 million was attributable to the downward adjustment to the gross profit for the deployment contract in the north central United States. Restructuring costs for the Americas in the first six months of 2005 were $0.6 million. Sales, general and administrative costs added about $2.8 million to the loss. These were partially offset by $2.6 million of operating income from RF/wireless operations. In the first half of 2004, the Americas had income from operations of $5.9 million.

EMEA
     In the second quarter of 2004, revenues were $7.4 million over 2003. Growth in the core businesses accounted for about $3.1 million of this increase and about $4.3 million was attributable to the growth in new business in Algeria, Saudi Arabia, Spain, Greece, Germany and Qatar. This increase in new business was mostly for time and materials based contracts, and this was largely responsible for the improvement in gross margin from 19.2% in 2003 to 23.2% in 2004. For the first six months of 2004, revenues grew to $35.1 million, an increase of $14.3 million over 2003. Gross margin improved from 18.8% to 20.6% for the same reasons described above. While growth in the United Kingdom and the Netherlands accounted for $7.4 million of this increase, network deployment activities in Italy reduced by about $1.8 million following the completion by a major customer of their initial 3G roll-out. The new businesses listed above accounted for about $8.7 million of the increase.
      In the second quarter of 2005, our total revenues for the region were $25.0 million an increase of $7.2 million over the second quarter of 2004. Business in developed countries was down $0.6 million as compared to the second quarter of 2004. Growth in lesser developed countries was $7.8 million, accounting for the entire quarter-to-quarter increase. The period-to-period increase in revenues is largely attributable an increase in Algerian revenues of $2.3 million primarily due to the Algerian consulting and to a $5.6 million increase in revenues from the technical consulting contract in Saudi Arabia. Gross margins for the EMEA region improved to 24.1% due to the Saudi and Algerian contracts.
      For the first six months of 2005 revenues totaled $47.4 million, an increase of $12.3 million over the same period in 2004. Business in developed countries was down $2.4 million as compared to the first six months of 2004. Growth in lesser developed countries accounted for $14.7 million of the increase in revenues. Revenues from the Saudi technical consulting contract increased $12.6 million and revenues from Algeria increased $2.1 million primarily due to the Algerian consulting contract. European revenues were down period-to-period $2.2 million. Gross margins for the EMEA region improved to 24.7% due to the Saudi and Algerian contracts.
Non-reportable segments
     Revenues from the non-reportable segments were $2.0 million in the second quarter of 2004 and $0.4 million in the second quarter of 2005, a decrease of $1.6 million. In 2004, these revenues were generated by our operations in our Wireline division and our Wireless Institute. The Wireline division ceased operations in the first quarter of 2005, accounting for most of the period–to-period decline. Also, the Company closed down its office in China as part of the restructuring undertaken in the second quarter of 2005. In the second quarter of 2005, there was a loss from operations of $4.2 million for the nonreportable segments, which compares to a loss from operations of $2.7 million in the second quarter of 2004. The losses for both periods are primarily attributable to the Asia Pacific region and corporate sales, marketing, general and administrative expense.
     During the first six months of 2004 the non-reportable segments generated revenues of $2.9 million. During the first six months of 2005 the non-reportable segments generated revenues of $1.2 million. This decline is primarily attributable to the Wireline division, which ceased operations in the first quarter of 2005. During the first six months of 2005, there was a loss from operations of $4.2 million for the non-reportable segments, which compares to a loss from operations of $2.7 million for the same period in 2004. The losses for both periods are primarily attributable to the Asia Pacific region and corporate sales, marketing, general and administrative expense.

Operating Expense

	Three Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Sales and marketing
Americas	$795	$720	$1,655	$1,264
EMEA	817	1,211	1,525	2,787
Nonreportable segments	272	91	472	229

	1,884	2,022	3,652	4,280

Bad debt expense (recovery)
Americas	100	60	100	60

EMEA	—	(10)	—	4
Nonreportable segments	—	75	—	75

	100	125	100	139

General and administrative
Americas	481	786	1,011	1,759
EMEA	2,774	2,738	5,534	5,344
Nonreportable segments	3,245	3,827	6,188	7,721

	6,500	7,351	12,733	14,824

Restructuring charge
Americas	(29)	641	(29)	641
EMEA	(567)	—	(567)	—
Nonreportable segments	(328)	118	(328)	118

	(924)	759	(924)	759

Depreciation and amortization
Americas	117	147	235	270
EMEA	394	488	921	992
Nonreportable segments	102	89	213	180

	613	724	1,369	1,442

Total

Americas	1,464	2,354	2,972	3,994
EMEA	3,418	4,427	7,413	9,127
Nonreportable segments	3,291	4,200	6,545	8,323

	$8,173	$10,981	$16,930	$21,444

     The increase in general and administrative expenses in the second quarter of 2004 is largely attributable to support costs for our contract in Saudi Arabia, which we started in the first quarter of 2004; increase in medical and insurance costs for our US-based employees; and an increase in our estimated costs for compliance with the requirements of the Sarbanes-Oxley Act of 2002. The increase in sales and marketing costs in the second quarter of 2004 is largely attributable to the sales commissions for our contract in Saudi Arabia. The reduction in costs due to restructuring results from our latest estimates of the restructuring reserve, which we established in 2002. The reserve represents the future costs of excess office space, offset by our estimates of future income from sublease agreements. We have continued to sublet excess space, either at rates better than anticipated or earlier than anticipated, and this changes our estimates of future sublease income.
     The increase in sales and marketing expense from $1.9 million in the second quarter of 2004 to $2.0 million for the second quarter of 2005 is largely attributable to an increase in commission expense relating to the technical consulting contract in Saudi Arabia. The increase in general and administrative expense from $6.5 million in the second quarter of 2004 to $7.4 million in the second quarter of 2005 is due primarily to an increase in medical and insurance costs for our U.S.-based employees and higher legal and consulting fees.
     The increase in sales and marketing expenses from $3.7 million in the first six months of 2004 to $4.3 million for the same period in 2005 is largely attributable to an increase in commission expense relating to the technical consulting contract in Saudi Arabia. The increase in general and administrative expenses from $12.8 million in the first six months of 2004 to $14.8 million in the first six months of 2005 is largely attributable to an increase in medical and insurance costs for our U.S.-based employees and higher legal and consulting fees.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Interest income:
Americas	$10	$10	$19	$19
EMEA	10	5	13	11
Nonreportable segments	32	20	79	45

	52	35	111	75

Interest expense:
Americas	—	(2)	(2)	(3)
EMEA	(41)	(35)	(89)	(105)
Nonreportable segments	—	(8)	(1)	(19)

	(41)	(45)	(92)	(127)

Other:
Gain (loss) on equity investment
Americas	—	—	—	—
EMEA	—	(103)	—	(103)
Nonreportable segments	766	591	766	591

	766	488	766	488

Impairment of assets
Americas	—	—	—	—
EMEA	—	—	—	—
Nonreportable segments	(181)	—	(182)	—

	(181)	—	(182)	—

Other
Americas	(17)	(1)	(23)	(3)
EMEA	31	156	106	103
Nonreportable segments	(230)	(655)	(146)	(1,068)

	(216)	(500)	(63)	(968)

Total other
Americas	(17)	(1)	(23)	(3)
EMEA	31	53	106	—
Nonreportable segments	355	(64)	438	(477)

	369	(12)	521	(480)

Total other income (expense):
Americas	(7)	7	(6)	13
EMEA	—	23	30	(94)
Nonreportable segments	387	(52)	516	(451)

	$380	$(22)	$540	$(532)

     Gain on investments of $0.8 million in 2004 represents the cash received from the sale of NextWave Pre-Petition interest and the cash received on the sale of our general unsecured claim against NextWave which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997, the “Koll claim” (see note 7 to the condensed consolidated financial statements). In the second quarter of 2005, the Company received a cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings.
     Impairment of investment of $0.2 million relates to our investment in the joint venture in China, LCC/BOCO (see note 7 to the consolidated financial statements).
     In the second quarter of 2005 we recorded a loss on foreign currency of $0.6 million, which was largely offset by a gain on the exercise of the NextWave warrants. In the first six months of 2005, other expense of $0.5 million was primarily attributable to foreign currency losses.

Income (Loss) Before Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(in thousands)		(in thousands)
Segment Income Before Taxes

Americas	$3,738	$(4,110)	$5,835	$(3,537)

EMEA	154	1,621	(728)	2,483

Nonreportable Segments	(2,630)	(4,096)	(5,490)	(8,372)

	1,262	(6,585)	(383)	(9,426)

Restructuring (Charge) Recovery
Americas	29	(641)	29	(641)

EMEA	567	—	567	—

Nonreportable Segments	328	(118)	328	(118)

	924	(759)	924	(759)

Income (Loss) Before Taxes
Americas	3,767	(4,751)	5,864	(4,178)

EMEA	721	1,621	(161)	2,483

Nonreportable Segments	(2,302)	(4,214)	(5,162)	(8,490)

	$2,186	$(7,344)	$541	$(10,185)

Tax Expense
     The expense for income taxes of $0.9 million in the second quarter of 2004 was based on an estimated effective income tax rate of 39.9% for the quarter. This compares to a tax expense of $0.8 million, based upon an estimated effective tax rate of minus 10.8%, for the second quarter of 2005. The tax expense of $0.8 million and the tax expense of $1.7 million for the six months ended June 30, 2004 and 2005, respectively, were computed at an estimated effective income tax rate of 144.4% and minus 16.5%, respectively. The tax expense in 2005 is driven by statutory taxes in jurisdictions in which we are currently profitable and are anticipating the payment of income taxes. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely not that tax benefits associated with net operating loss carryforwards will be realized.
Net Income (Loss)
     In the second quarter of 2005, revenues of $42.7 million generated an operating loss of $7.3 million. The Americas region had an operating loss of $4.8 million. Of that amount, $3.6 million was attributable to the downward adjustment to the gross profit for the deployment contract in the north central United States. Restructuring costs for the Americas in the second quarter of 2005 were $0.6 million. The EMEA region had income from operations of $1.6 million due primarily to its Saudi and Algerian operations. The non reportable segments contributed $4.2 million to the operating loss, primarily attributable to corporate, general and administrative expenses.
     For the first six months of 2005 revenues of $88.1 million resulted in an operating loss of $9.7 million. The Americas region had an operating loss of $4.2 million. Of that amount, $3.6 million was attributable to the downward adjustment to the gross profit for the deployment contract in the north central United States. Restructuring costs for the Americas in the second quarter of 2005 were $0.6 million. The EMEA region had income from operations of $2.6 million due primarily to its Saudi and Algerian operations. The non-reportable segments contributed $8.0 million to the operating loss, primarily attributable to corporate, general and administrative expenses.
Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the six months ended June 30, 2004 and 2005.
Sources and Uses of Cash

	Six Months Ended
	June 30, 2004	June 30, 2005
	(in thousands)
Net cash used in operating activities	$(10,331)	$(8,146)
Net cash used in investing activities	(2,344)	(1,050)
Net cash provided by (used in) financing activities	893	312

Net decrease in cash and cash equivalents	$(11,782)	$(8,884)

     In the first six months of 2004, revenues of $97.7 million resulted in a net loss of $0.2 million. Cash used in operating activities in the period was $10.3 million, reflecting the increase in receivables of $20.4 million, partly offset by an increase in accounts payable and accrued expenses of $11.4 million. Cash used in investing activities was $2.3 million, a large part of which was attributable to the purchase of test and measurement equipment for a new contract won in the EMEA region, while cash generated by financing activities was $0.9 million. Overall, cash decreased by $11.8 million during the period.
     In the first six months of 2005, activities were down compared to 2004; revenues of $88.1 million resulted in a net loss of $11.9 million. Cash used in operating activities in the period was $8.1 million, primarily as a result of the loss from operations. Cash used in investing activities was $1.1 million, a large part of which was attributable to the purchase of test and measurement equipment for a new contract won in the EMEA region, while cash generated by financing activities was $0.3 million. Overall, cash decreased by $8.9 million during the period.

Cash Requirements

	December 31, 2004	June 30, 2005
	(in thousands)
	(Restated)
Cash and cash equivalents	$21,930	$13,046
Restricted cash	1,162	1,101

Total cash and short-term investments	$23,092	$14,147

Line of credit	$147	$—

Working capital	$49,658	$37,911

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
     During the first six months of 2005 the principal requirements for cash were to finance operations. The contract with the Algerian customer to whom we granted extended payment terms in 2004 was finished during 2004 and we are now collecting the receivables. This contract accounted for about 5% of the receivables at the end of the second quarter of 2005. We expect to collect the remainder of these receivables by the end of 2005. We currently expect our cash to decrease by the end of the year. We believe that for at least the next twelve months we have adequate cash to fund our operations primarily as the result of cash generated by EMEA. However, this expectation is subject to risk if we have any delays on our large deployment contracts. The Company believes that it has sufficient borrowing capacity to supplement cash from operations, in the event it is necessary to do so.
     As of June 30, 2005, we had no material cash commitments and had not engaged in any off-balance sheet financing.
Critical Accounting Policies
     Our critical accounting policies are as follows:
•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.
     Revenue recognition
     Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 77.6% and 78.6% for the six months ended June 30, 2004 and 2005, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2004 and June 30, 2005, respectively, we had $28.7 million and $28.8 million of unbilled receivables.
     Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2004 and the quarter ended June 30, 2005, we derived 81.7% and 76.1%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 75.3% and 60.0% of our net receivable balance as of December 31, 2004 and June 30, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     We assessed the realizability of certain deferred tax assets during the second quarter of 2005, consistent with the methodology we employed for prior periods. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2005 to determine the appropriate level of valuation allowance.
     Restructuring Charge
     In 2002 we recorded restructuring charges of $13.5 million. Included in the restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of June 30, 2005 that we will receive $10.3 million in sublease income, of which $7.8 million is committed.
     In the second quarter of 2005, we recorded net restructuring charges of $0.8 million. Included in the restructuring charge was $0.8 million for severance related to the elimination 48 positions in corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing facilities and disposing of assets. Legal and accounting fees of $0.2 million associated with the restructuring were included in the reserve. Because the Company reoccupied some of the leased office space that had previously been included in the reserve for restructuring, the reserve was reduced by $0.3 million in the second quarter.
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
     Approximately 60.0% of the Company’s revenues were generated outside the United States for the six month ended June 30, 2005, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income component of shareholders’ equity decreased $2 million during the six months ended June 30, 2005. As of June 30, 2005, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $18.2 million.
     We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at June 30, 2005 (denominated in Euros) include Italy in the amount of $1.9 million and Algeria in the amount of $1.5 million. Foreign subsidiaries with amounts owed to or from the McLean operations at June 30, 2005 (denominated in Euros or British Pounds) included Italy in the amount of $4.5 million and England in the amount of $6.3 million. These balances generated a foreign exchange loss of $0.2 million included in our consolidated results for the period ended June 30, 2005. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.3 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.
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
Item 4: Controls and Procedures

(a) Evaluation of disclosures controls and procedures
     In connection with the review done during the preparation of this Form 10-Q and the additional review done in connection with the restatement and the preparation of the Amended Filings, our management, with the participation of our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer, carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently finalizing our remediation plan to enhance our key controls to address the material weaknesses in our internal control over financial reporting that existed as of June 30, 2005.
     At the end of each quarter, all major revenue-producing contracts are reviewed with the Chief Financial Officer of the Company. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because a key control that would have detected the overstatement was not followed correctly. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation were conducted by Company personnel who were senior to the relevant project manager and who did not have the required firsthand knowledge. The Company also determined that certain receipts under related contracts that had been accounted for as cost reimbursements should have been recognized as revenues. This error was the result of a misinterpretation of the terms of the contract that governed the underlying transactions. In its review of the accounting for the fixed-price contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other errors related to accrued expenses and adjustments for sales taxes. The Company’s financial statements in the Amended Filings were restated to correct these errors.
(b) Changes in internal controls
     In connection with our investigations relating to the restatements contained in the Amended Filings and the preparation of our Forms 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, we have undertaken the implementation of measures to strengthen our internal controls over financial reporting, including principally the following:
•	We have instituted a requirement that Company personnel responsible for preparing an estimate of the percentage-of-completion of the Company’s fixed price contracts for financial reporting purposes confirm in writing to the Chief Financial Officer on a monthly basis that such personnel have confirmed the accuracy of such estimate with the project managers with firsthand knowledge of the performance status of the contracts.

•	We have reassigned responsibility within the accounting department for preparation and review of the calculation of the percentage of completion for large fixed price contracts. The person to whom the responsibility has now been assigned is more experienced in accounting for large fixed price contracts. This person will be supervised by the new VP Finance for the Americas who will review the calculations monthly with the preparer and with the project manager responsible for the project.

•	We have consolidated all contract administration functions under the Chief Financial Officer.

•	We have increased the required scrutiny of revenue and cost recognition calculations made with respect to all customer contracts. Monthly contract reviews for the Americas region will be attended by the CEO, the CFO and the senior executive responsible for the Americas. More detailed contract reporting is being developed which will allow for more detailed review.

•	We realigned the reporting relationships of all regional financial management such that they now report directly to the Chief Financial Officer.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
     We are party to various non-material legal proceedings and claims incidental to our business. We do not believe that these matters will have a material adverse impact on our consolidated results of operations or financial condition.
Item 2: Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
     Not Applicable
Item 3: Defaults Upon Senior Securities
     Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders was held on May 25, 2005. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.
     Proposal 1 — Election of Directors

	Term			Votes		Broker
Elected Director	Expires	Votes For(1)		Withheld(1)		Non-Votes(1)
Mark D. Ein	2005	18,300,686	(A)	463,857	(A)	0	(A)
		44,275,770	(B)	0	(B)	0	(B)
Julie A. Dobson	2005	18,300,436	(A)	463,607	(A)	0	(A)
		44,275,770	(B)	0	(B)	0	(B)
Susan Ness	2005	18,298,586	(A)	465,707	(A)	0	(A)
		44,275,770	(B)	0	(B)	0	(B)
Rajendra Singh	2005	17,997,413	(A)	766,880	(A)	0	(A)
		44,275,770	(B)	0	(B)	0	(B)
Neera Singh	2005	17,995,163	(A)	769,130	(A)	0	(A)
		44,275,770	(B)	0	(B)	0	(B)
     Proposal 2 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2005

Votes	Votes	Votes	Broker
For(1)	Against(1)	Abstaining(1)	Non-Votes(1)
16,446,052(A)	39,826(A)	6,050(A)	0(A)
44,275,770(B)	0(B)	0(B)	0(B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes. (A) shows votes represented by the Company’s Class A Common Stock and (B) shows votes represented by the Company’s Class B Common Stock.
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
     (b) Reports on Form 8-K
          On April 1, 2005, we filed a Current Report on Form 8-K, which reported that on March 31, 2005, we issued a press release announcing that (i) on March 29, 2005, C. Thomas Faulders, III submitted a notice of resignation to our Board of Directors, (ii) on March 28, 2005, Graham B. Perkins, submitted a notice of resignation to our Board of Directors, (iii) on March 31, 2005, Julie A. Dobson was appointed as the non-executive Chairperson of the Board of Directors, (iv) on March 31, 2005, Peter A. Deliso was appointed as Interim Chief Executive Officer and (v) James Greenwell was promoted to Senior Vice President of the Americas, replacing Michael S. McNelly who assumed a consulting role. A copy of the press release issued was furnished as an exhibit under Item 9.01 of such Form 8-K.
          On April 5, 2005, we filed a Current Report on Form 8-K, which reported that on March 31, 2005, we issued a press release announcing that we entered into an Employee Agreement and General Release and a Consulting Agreement with Michael S. McNelly. A copy of the press release issued was furnished as an exhibit under Item 9.01 of our Current Report on Form 8-K, dated March 31, 2005, and filed with the Securities and Exchange Commission on April 1, 2005.
          On April 22, 2005, we filed a Current Report on Form 8-K, which reported that on April 1, 2005, the United States Bankruptcy Court for the Southern District of New York approved a settlement in which NextWave Broadband Inc. will pay LCC $30 million for services over the next three years.
          On April 25, 2005, we filed a Current Report on Form 8-K, which reported that (i) on April 21, 2005, our Board of Directors voted to increase Julie A. Dobson’s annual board service fee, (ii) on April 25, 2005, we entered into a Consulting Agreement with C. Thomas Faulders, III, (iii) on April 21, 2005, our Board of Directors approved the appointment of Charles R. Waldron to serve as the Interim Chief Financial Officer and (iii) on April 19, 2005, Steven J. Gilbert informed the Board of Directors of his intention not to stand for re-election at the 2005 Annual Meeting of Stockholders.
          On May 10, 2005, we filed a Current Report on Form 8-K, which reported that on May 9, 2004, we issued a press release announcing our first quarter’s results for 2005. A copy of the press release was furnished as an exhibit under Item 9.01 of such Form 8-K.

          On June 13, 2005, we filed a Current Report on Form 8-K, which reported that on June 7, 2005, we received a letter from the National Association of Securities Dealers notifying us that we were not in compliance with NASDAQ Marketplace Rule 4350(d)(2)(A) which requires all issuers to have at least three members serving on their Audit Committee.
          On June 16, 2005, we filed a Current Report on Form 8-K, which reported that on June 16, 2005, we issued a press release announcing that we had commenced the implementation of a Profit Improvement Plan to bring “Sales, General and Administrative” costs below 15 percent of our revenues on a going forward basis. A copy of the press release was furnished as an exhibit under Item 9.01 of such Form 8-K.
          On June 21, 2005, we filed a Current Report on Form 8-K, which reported that on June 15, 2005, we issued a press release announcing that the Compensation Committee of our Board of Directors adopted the LCC International, Inc. Change in Control Severance Plan and granted stock units under the LCC International, Inc. Amended and Restated Equity Incentive Compensation Plan. Copies of the LCC International, Inc. Change in Control Severance Plan and the Stock Unit Agreement were furnished as exhibits under Item 9.01 of such Form 8-K.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 5, 2005	/s/ Charles R. Waldron ----------------------------------------------- Charles R. Waldron Senior Vice President, Chief Financial Officer and Treasurer