Form 10-Q
period 2005-09-30
LCC INTERNATIONAL INC
filed 2005-12-05
CIK 1016229

United States Securities and Exchange Commission
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ * No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
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
On November 23, 2005, the Company filed its amended quarterly reports on Form 10-Q/A for the third quarter of 2004 and the first quarter of 2005 and its amended annual report on Form 10-K/A for the year ended December 31, 2004 (“the Amended Filings”). Concurrently with this report, the Company has filed its Form 10-Q for the second quarter of 2005 and has filed a further amended annual report on Form 10-K/A that corrects certain typographical errors in the Form 10-K/A filed on November 23, 2005.

LCC International, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2005
INDEX

		Page
		Number
PART I:	FINANCIAL INFORMATION	4

ITEM 1:	FINANCIAL STATEMENTS	4
	Condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 (restated and unaudited) and 2005 (unaudited)	4
	Condensed consolidated balance sheets as of December 31, 2004 (restated) and September 30, 2005 (unaudited)	5
	Condensed consolidated statements of cash flows for the nine months ended September 30, 2004 (restated and unaudited) and 2005 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	7
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4:	CONTROLS AND PROCEDURES	26

PART II:	OTHER INFORMATION	28

ITEM 1:	Legal proceedings	28
ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3:	Defaults upon senior securities	28
ITEM 4:	Submission of matters to a vote of security holders	28
ITEM 5:	Other information	29
ITEM 6:	Exhibits and reports on Form 8-K	29

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
REVENUES	$50,006	$49,516	$147,673	$137,622
COST OF REVENUES (exclusive of depreciation shown separately below)	40,605	37,669	121,341	113,984

GROSS PROFIT	9,401	11,847	26,332	23,638

OPERATING (INCOME) EXPENSE:
Sales and marketing	2,072	1,857	5,724	6,137
General and administrative	5,929	6,792	18,762	21,755
Restructuring charge (recovery)	—	—	(924)	759
Depreciation and amortization	728	755	2,097	2,197

	8,729	9,404	25,659	30,848

OPERATING INCOME (LOSS)	672	2,443	673	(7,210)

OTHER INCOME (EXPENSE):
Interest income	23	39	134	114
Interest expense	(60)	(34)	(152)	(161)
Other	83	(173)	604	(653)

	46	(168)	586	(700)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	718	2,275	1,259	(7,910)
PROVISION FOR INCOME TAXES	79	1,049	860	2,726

NET INCOME (LOSS)	$639	$1,226	$399	$(10,636)

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$0.05	$0.02	$(0.43)

Diluted	$0.03	$0.05	$0.02	$(0.43)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	24,411	24,424	24,392	24,496

Diluted	24,988	24,578	25,370	24,496

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2004	2005
	(Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$21,930	$7,414
Restricted cash	1,162	1,153
Receivables, net of allowance for doubtful accounts of $620 and $312 at December 31, 2004 and September 30, 2005, respectively:
Trade accounts receivable	46,214	47,008
Unbilled receivables	28,696	30,188
Due from related parties and affiliates	80	53
Deferred income taxes, net	290	471
Prepaid expenses and other current assets	1,586	2,150
Prepaid tax receivable and prepaid taxes	683	683

Total current assets	100,641	89,120
Property and equipment, net	4,218	4,296
Investments in affiliates	677	636
Deferred income taxes, net	858	677
Goodwill	12,246	11,084
Other intangibles	602	376
Other assets	1,565	1,142

	$120,807	$107,331

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$147	4,000
Accounts payable	19,790	19,185
Accrued expenses	21,840	17,785
Accrued employee compensation and benefits	4,850	4,133
Deferred revenue	985	703
Income taxes payable	1,570	2,686
Accrued restructuring current	1,562	1,471
Other current liabilities	239	395

Total current liabilities	50,983	50,358
Accrued restructuring non-current	1,339	737
Other liabilities	780	724

Total liabilities	53,102	51,819

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 20,209 and 20,427 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	202	204
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,428 shares issued and outstanding at December 31, 2004 and September 30, 2005	44	44
Paid-in capital	107,773	108,499
Accumulated deficit	(42,913)	(53,549)

Subtotal	65,106	55,198
Accumulated other comprehensive income — foreign currency translation adjustments	3,481	1,196
Treasury stock (159,209 shares)	(882)	(882)

Total shareholders’ equity	67,705	55,512

	$120,807	$107,331

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
	(Restated)
Cash flows from operating activities:
Net Profit (Loss)	$399	$(10,636)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	2,097	2,197
Provision for doubtful accounts	136	170
Loss on equity method investment	466	308
Non-cash compensation	—	195
Restructuring charge (recovery)	(924)	759
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(19,034)	(2,399)
Accounts payable and accrued expenses	9,232	(5,377)
Other current assets and liabilities	(1,119)	(592)
Other non-current assets and liabilities	(298)	1,168

Net cash used in operating activities	(9,045)	(16,543)

Cash flows from investing activities:
Purchases of property and equipment	(2,468)	(2,270)
Proceeds from disposals of property and equipment	30	61
Investments	(360)	(125)

Net cash used in investing activities	(2,798)	(2,334)

Cash flows from financing activities:
Borrowings on line of credit	15,652	12,724
Payments on line of credit	(16,197)	(8,892)
Proceeds from issuance of common stock, net	72	87
Proceeds from exercise of options	897	446
Proceeds/purchases of short-term investments	520	—
Decrease (increase) in restricted cash	374	(4)

Net cash provided by financing activities	1,318	4,361

Net decrease in cash and cash equivalents	(10,525)	(14,516)
Cash and cash equivalents at beginning of period	28,943	21,930

Cash and cash equivalents at end of period	$18,418	$7,414

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$222	$1,422
Interest	40	67
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

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Net income (loss):
Net income (loss) as reported	$639	$1,226	$399	$(10,636)
Deduct total stock-based employee compensation expense determined under fair value based method	(545)	(295)	(986)	(1,032)

Pro forma net income (loss)	$94	$931	$(587)	$(11,668)

Net income (loss) per share:
As reported
Basic	$0.03	$0.05	$0.02	$(0.43)

Diluted	$0.03	$0.06	$0.02	$(0.43)

Pro forma
Basic	$0.00	$0.04	$0.02	$(0.48)

Diluted	$0.00	$0.04	$0.02	$(0.48)

(4) Other Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at September 30, 2004 and 2005. Comprehensive income (loss) for the three and nine months ended September 30 is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Net income (loss)	$639	$1,226	$399	$(10,636)

Other comprehensive income (loss), before tax	516	(239)	111	(2,285)
Income tax provision related to items of comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	516	(239)	111	(2,285)

Comprehensive income (loss)	$1,155	$987	$510	$(12,921)

(5) Related Party Transactions
     RF Investors, a subsidiary of Telcom Ventures, owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 68% voting control. Telcom Ventures, L.L.C., and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.

     Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $77,000 during the year ended December 31, 2004 and $56,000 for the first nine months of 2005 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $82,000 during 2004 and $51,000 for the first nine months of 2005. At December 31, 2004 and September 30, 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $6,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.
     During the third quarter of 2005, we provided services to two customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers during the quarter were zero and receivables of $133,000 were outstanding at September 30, 2005, and are included in trade accounts receivable in the accompanying condensed consolidated balance sheet.
     In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“LCC Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”) which transferred the remaining 49 percent of the shares to Detron Corporation B.V. (“Detron”) in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $52,000 of rent expense for the nine months ended September 30, 2004 and 2005. During the nine months ended September 30, 2004 and 2005, respectively, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $48,000 and zero, respectively. During the nine months ended September 30, 2004 and 2005, Detron recorded approximately $119,000 and zero, respectively, of management and advisory fees.
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
(6) Restructuring Charge
     During the second quarter of 2002, we adopted a restructuring plan and recorded a restructuring charge of $10.0 million. During the fourth quarter of 2002, we recorded an additional $3.5 million relating to the costs of excess office space. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs relative to the space occupied by the employees affected by the reduction in force, space previously occupied by divested operations, and reduced business use of office space resulting from a continued trend for clients to provide professional staff office space for our employees while performing their services. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 square feet were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of September 30, 2005, the restructuring charge calculation assumes we will receive $9.3 million in sublease income, of which $6.7 million is committed.

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
     In the second quarter of 2005, we recorded a net restructuring charge of $0.8 million. Included in this restructuring charge was $0.8 million for severance related to the elimination of 48 positions in corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing facilities and disposing of assets. Legal and accounting fees of $0.2 million associated with the restructuring were also included in the reserve. Because the Company reoccupied some of the leased office space that had previously been included in the reserve for restructuring, the reserve was reduced by $0.3 million in the second quarter.
     A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total
		(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161

Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,125)	(2,125)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other		53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge	(152)	150	(2)

Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

Restructuring charge	752	281	1,033
Reversal for reoccupied space	—	(274)	(274)

	752	7	759
Charges against the provision:
Payments for excess office space, net of sublease income	—	(808)	(808)
Severance and associated costs paid	(498)	—	(498)
Other	—	(146)	(146)

Restructuring payable as of September 30, 2005	$254	$1,954	$2,208

At December 31, 2004 and September 30, 2005, the restructuring payable was classified as follows:

	December 31,	September 30,
	2004	2005
	(Restated)
Accrued restructuring current	$1,562	$1,471
Accrued restructuring	1,339	737

Accrued restructuring total	$2,901	$2,208

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
(8) Line of Credit and Assignment and Transfer of Receivables
     In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment, whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2%, subject to a minimum of 5.75% per year. The agreement had an initial term of two years and was terminated on January 26, 2005 under mutual agreement. As of December 31, 2004, Detron had $0.1 million outstanding under the credit facility. This line of credit was terminated in the first quarter of 2005.
     On July 18, 2005, the Company, and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together collectively referred to as the “Financing Documents”).
     Under the Financing Documents, each of the Company and LCC Wireless Design may from time to time transfer to CFC in exchange for cash certain of its accounts receivable to be specified in its request. CFC has the right to determine in its sole discretion the amount of cash, if any, it is willing to advance with respect to any specified account receivable, which amount shall not exceed 80% of the face amount of the receivables presented. Any advances made by CFC under the Agreement are due and payable on demand. Under the original terms of the Agreement, the aggregate amount owed to CFC by the Company and LCC Wireless Design at any time may not exceed $3,000,000. In the event any transferred account receivable remains unpaid for the earlier of 90 days from the date funds were advanced by CFC on that receivable or 120 days from the original invoice date, the Company or LCC Wireless Design, as the case may be, shall substitute an account receivable of equal or greater value for the unpaid account receivable or buy back the unpaid account receivable from CFC. Outstanding advances will bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. Each of the Company and LCC Wireless Design has guaranteed to CFC the performance of the other’s obligations under the Financing Documents and has pledged to CFC its respective accounts receivables from some of its customers to secure its respective obligations under the Financing Documents.

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
     On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from$22,500 to $30,000.
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
     Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
	(Restated)				(Restated)
Three Months Ended September 30,
Revenues:
From external customers	$28,946	$19,667	$19,494	$29,761	$48,440	$49,428
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$28,946	$19,667	$19,494	$29,761	$48,440	$49,428

Income (loss) before taxes	3,188	3,270	478	2,919	3,666	6,189
Total assets	44,883	33,724	56,291	63,983	102,893	97,707

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
	(Restated)				(Restated)
Nine Months Ended September 30,
Revenues:
From external customers	$88,683	$59,174	$54,549	$77,123	$143,232	$136,297
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$88,683	$59,174	$54,549	$77,123	$143,232	$136,297

Income (loss) before taxes	9,023	(267)	(254)	5,402	8,769	5,135
     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Revenues:
Revenues for reportable segments	$48,440	$49,428	$143,232	$136,297
Revenues for non-reportable segments	1,566	88	4,441	1,325

Total consolidated revenues	$50,006	$49,516	$147,673	$137,622

Assets:
Assets for reportable segments			$102,893	$97,707
Assets not attributable to reportable segments:
Cash and cash equivalents			13,811	5,700
Restricted cash			222	37
Short-term investments			—	—
Receivables			2,355	617
Deferred and prepaid taxes			5,085	1,831
Property and equipment			868	528
Investments			643	623
Prepaid and other			392	288

			23,793	9,624

Total consolidated assets			$129,269	$107,331

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Income (loss) before income taxes for reportable segments	$3,666	$6,189	$8,441	$5,253
Restructuring (charge) recovery	—	—	924	(759)
Income (loss) before income taxes for non-reportable segments	(2,948)	(3,914)	(8,106)	(12,404)

Income (loss) from operations before income taxes	$718	$2,275	$1,259	$(7,910)

(11) Receivables
     For the year ended December 31, 2004 and the quarter ended September 30, 2005, we derived 81.7% and 81.5%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.

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

Americas:	The Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the third quarter of 2005, Americas generated approximately 39% of our total revenue. The decision was made to move the headquarters for the Americas region from Los Angeles, California to our headquarters in McLean, Virginia. This transition was completed in the second quarter.

EMEA:	Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Pakistan, Saudi Arabia and the Middle East. EMEA also undertakes projects throughout its region and we have recently established a marketing office in Dubai. In the third quarter of 2005, EMEA generated approximately 60% of our total revenue.

Nonreportable segment:	This includes our operations in Asia, the Wireless Institute and LCC Wireline. The decision was made to wind down and dissolve the Wireline business. In the third quarter of 2005, these combined operations generated less than 1% of our total revenues. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.
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
     Another critical statistic that we monitor is our contract backlog, which at September 30, 2005, was comprised of firm backlog of $109.1 million and implied backlog of $8.4 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
     In 2004, we sold an unsecured claim against NextWave, Telecomm Inc. (“NextWave”) for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
Trends That Have Affected or May Affect Results of Operations and Financial Condition
     The major trends that have affected or may affect our business are as follows:
•	project related revenues derived from a limited set of customers in each market where we do business;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self perform work) on our large programs and the associated margin degradation;

•	customers agreeing to exclude construction services from fixed-price contracts; and

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.
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
     In the nine months ended September 30, 2005, approximately 34.0% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 36.2% for the same period in the previous year. To the extent that these large turnkey projects include a relatively large proportion of construction related activities, we expect that the composition of our revenues by delivery varies so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
     Recently, we have seen a trend with respect to fixed price contracts where our customers have agreed to exclude actual construction services from these contracts and to contract for them directly with the construction service providers. Management of the construction services, however, remains part of the fixed price contract and as a result, we see increased margins for these contracts.
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
Renegotiation of Contract with a Major Customer
     A review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. In late September, the Company successfully amended this contract and a similar contract with the same customer in the south east region of the United States. As a result, in the third quarter of 2005, it was necessary to adjust the inception-to-date gross profit for the two contracts upward to recognize the positive benefits of the contract amendments. This resulted in an increase to earnings of $3.1 million in the third quarter.
Results of Operations
     The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
	(Restated)		(Restated)
Revenues:
Americas	$28,946	$19,667	$88,683	$59,174
EMEA	19,494	29,761	54,549	77,123
Non-reportable segment	1,566	88	4,441	1,325

	$50,006	$49,516	$147,673	$137,622

		(% of	(% of		(% of		(% of
	revenue)		revenue)		revenue)		revenue)
Cost of revenues:
Americas	$24,243	83.8%	$15,143	77.0%	$75,139	84.7%	$54,847	92.7%
EMEA	15,109	77.5	22,542	75.7	42,943	78.7	58,200	75.5
Non-reportable segment	1,253	80.0	(16)	-18.2	3,259	73.4	937	70.7

	$40,605	81.2%	$37,669	76.1%	$121,341	82.2%	$113,984	82.8%

Gross margins:
Americas	$4,703	16.2%	$4,524	23.0%	$13,544	15.3%	$4,327	7.3%
EMEA	4,385	22.5	7,219	24.3	11,606	21.3	18,923	24.5
Non-reportable segment	313	20.0	104	118.2	1,182	26.6	388	29.3

	$9,401	18.8%	$11,847	23.9%	$26,332	17.8%	$23,638	17.2%

Americas
     In the third quarter of 2004, we continued to implement US Cellular and Sprint network deployment contracts, with a major emphasis on subcontracted construction activities. Network deployment represented about $21.9 million of revenues. RF/wireless design business continued to grow steadily and represented about $10.6 million of revenues. Cost of revenues and gross margins for network deployment for the third quarter of 2004 were affected by the large percentage of subcontracted construction activity in the quarter, resulting in gross margins of 4.1%. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, resulting in gross margins of 28.2% for the quarter. The combined effect of the network deployment and RF/wireless design business was to record gross margins of 14.1% for the quarter.
     For the first nine months of 2004, network deployment and RF/wireless design represented about $58.5 million and $29.0 million of revenues, respectively. Cost of revenues and gross margins for the nine months reflected the mix of the business and the significant volume of subcontracted work, so that gross margins for the nine months for network deployment and RF/wireless design amounted to 13.5% and 27.7%, respectively, a combined gross margin for the region of 15.3%.
     In the third quarter of 2005 total revenues for the Americas were $19.7 million, a decline of $9.3 million from the third quarter of 2004. Deployment revenues were $9.5 million, down $10.0 million in the third quarter of 2005 compared to the same period in 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $9.7 million, down $0.9 million in the third quarter of 2005 compared to the same period in 2004. Cost of revenues for the Americas was $15.1 million, a decrease of $9.1 million from the third quarter of 2004. A review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. In the third quarter of 2005, the Company successfully amended this deployment contract and a similar contract with the same customer in the south east region of the United States. As a result, in the third quarter of 2005, it was necessary to adjust the inception-to-date gross profit for the two contracts upward to recognize the positive benefits of the contract amendments. Primarily as a result of the two contract amendments, the gross margin for the Americas was 23.0% for the third quarter of 2005, which compares to a gross margin of 16.2% for the third quarter of 2004. In the third quarter of 2005 gross margin for the deployment business was 31.3% and gross margin for RF/wireless design was 23.5%. The income from operations for the third quarter of 2005 was $3.3 million. Of that amount, $3.1 million was attributable to the upward adjustments to the gross profit for the deployment contracts in the north central and south east United States. RF/wireless operations added $1.5 million to the income from operations in the third quarter of 2005. Sales, general and administrative costs reduced income from operations by $0.9 million. In the third quarter of 2004, the Americas had income from operations of $3.2 million.
     For the first nine months of 2005, total revenues for the region were $59.2 million, a decline of $29.5 million from the same period for 2004. Deployment revenues were $29.4 million, down $29.1 million from the first nine months of 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $28.3 million, down $0.8 million from the same period in 2004. Cost of revenues was $54.8 million for the first nine months of 2005, a decline of $20.32 million compared to the first nine months of 2004. The gross margin for the region during the first nine months of 2005 was 7.3% compared to 15.3% for the same period in 2004. A review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. In the third quarter of 2005, the Company successfully amended this contract and a similar contract with the same customer in the south east region of the United States. As a result, in the third quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract upward to recognize the positive benefits of the contract amendments. Primarily as a result of these adjustments, in the first nine months of 2005 gross margin for the deployment business was 0.7%. Gross margin for RF/wireless design was 22.4% for the same period. The loss from operations for the first nine months of 2005 was $0.9 million. Of that amount, $3.6 million was attributable to the downward adjustment in the second quarter to the gross profit for the deployment contract in the north central United States. This was partially offset by the upward adjustment in the third quarter of 2005 for the amendment of the contracts in the north central and south east United States which added $3.1 million in income from operations for the first nine months of 2005. RF/wireless operations had income from operations of $4.1 million for the first nine months. Restructuring costs for the Americas in the first nine months of 2005 were $0.6 million. Sales, general and administrative costs for the first nine months of 2005 were $4.0 million. In the first nine months of 2004, the Americas had income from operations of $5.9 million.

EMEA
     In the third quarter of 2004, revenues were $19.5 million. Growth in the businesses in developed countries accounted for about $1.3 million of this increase and about $3.1 million was attributable to the growth in lesser developed countries, such as Saudi Arabia. During the third quarter of 2004, the gross margins of the businesses in developed countries were adversely affected by higher than expected costs of revenue for certain deployment projects, resulting in gross margins falling to about 12% of revenues. Gross margins for the businesses in lesser developed countries, which are primarily time and materials contracts, improved to 34.0%. Overall, gross margins for the region were 22.5%.
     For the first nine months of 2004, revenues grew to $54.6 million. Growth in the businesses in developed countries accounted for $7.0 million of this increase, while the businesses in lesser developed countries accounted for $11.6 million, $8.5 million of which was attributable to Saudi Arabia alone. Developed countries generated about 62% of the revenue for the period and 42% of the gross profit, while the lesser developed countries generated 38% of the revenues and 58% of the gross profit. Gross margin improved from 19.8% for the first nine months of 2003 to 21.3% for the first nine months in 2004 largely because of the reduced profitability in the developed countries being offset by the increasing share of the more profitable businesses in the lesser developed countries.
     In the third quarter of 2005, our total revenues for the region were $29.8 million an increase of $10.3 million over the third quarter of 2004. Growth in the business in developed countries was flat as compared to the third quarter of 2004. Growth in lesser developed countries was $10.2 million, accounting for the entire quarter-to-quarter increase. The period-to-period increase in revenues is largely attributable an increase in Algerian revenues of $7.0 million primarily due to the Algerian consulting and to a $3.2 million increase in revenues from the technical consulting contract in Saudi Arabia. European revenues were essentially unchanged quarter-to-quarter. Gross margins for the EMEA region improved to 24.3% due to the Saudi and Algerian contracts.
     For the first nine months of 2005, revenues totaled $77.1 million, an increase of $22.6 million over the same period in 2004. Growth in lesser developed countries accounted for $24.9 million of the increase in revenues. Revenues from the Saudi technical consulting contract increased $15.8 million and revenues from Algeria increased $9.1 million primarily due to the Algerian consulting contract. European revenues were down period-to-period $2.2 million. Gross margins for the EMEA region improved to 24.5% due to the Saudi and Algerian contracts.
Non-reportable segments
     Revenues from the Non-reportable segments were $1.6 million in the third quarter of 2004 and $0.14 million in the third quarter of 2005, a decrease of $1.5 million. In 2004, these revenues were generated by our operations in our Wireline division, our Wireless Institute and in China. The Wireline division ceased operations in the first quarter of 2005, accounting for most of the period-to-period decline. Also, the Company closed down its office in China as part of the restructuring undertaken in the second quarter of 2005. In the third quarter of 2005, there was a loss from operations of $3.8 million for the non-reportable segments, which compares to a loss from operations of $3.0 million in the third quarter of 2004. The majority of this loss is attributable to Corporate general and administrative costs, which were included in the nonreportable segment and are not allocated to the Americas or EMEA.
     During the first nine months of 2004 the nonreportable segments generated revenues of $4.4 million. During the first nine months of 2005 the non-reportable segments generated revenues of $1.3 million. This decline is primarily attributable to the Wireline division, which ceased operations in the first quarter of 2005 and the closure of our China office as part of the restructuring in the second quarter of 2005. During the first nine months of 2005, there was a loss from operations of $11.8 million for the nonreportable segments, which compares to a loss from operations of $8.7 million for the same period in 2004. The losses for both periods are primarily attributable to the Asia Pacific region and corporate and general and administrative expenses. The majority of this loss is attributable to Corporate general and administrative costs, which were included in the nonreportable segment and are not allocated to the Americas or EMEA.
Operating Expense

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Sales and marketing
Americas	$945	$472	$2,600	$1,736
EMEA	905	1,336	2,430	4,123
Nonreportable segments	222	49	694	278

	2,072	1,857	5,724	6,137

Bad debt expense (recovery)
Americas	—	—	100	60
EMEA	35	31	35	35

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Nonreportable segments	—	—	—	75

	35	31	135	170

General and administrative
Americas	437	542	1,448	2,301
EMEA	2,486	2,468	8,021	7,812
Nonreportable segments	2,971	3,751	9,158	11,472

	5,894	6,761	18,627	21,585

Restructuring charge (recovery)
Americas	—	—	(29)	641
EMEA	—	—	(567)	—
Nonreportable segments	—	—	(328)	118

	—	—	(924)	759

Depreciation and amortization
Americas	128	177	363	447
EMEA	504	503	1,425	1,495
Nonreportable segments	96	75	309	255

	728	755	2,097	2,197

Total
Americas	1,510	1,191	4,482	5,185
EMEA	3,930	4,338	11,344	13,465
Nonreportable segments	3,289	3,875	9,833	12,198

	$8,729	$9,404	$25,659	$30,848

     Sales and marketing expense decreased from $2.1 million in the third quarter of 2004 to $1.9 million for the third quarter of 2005. The increase in general and administrative expense from $5.9 million in the third quarter of 2004 to $6.8 million in the third quarter of 2005 is due primarily to the increased cost of medical benefits for U.S. employees and higher legal and consulting fees.
     The increase in sales and marketing expenses from $5.7 million in the first nine months of 2004 to $6.1 million for the same period in 2005 is largely attributable to an increase in commission expense relating to the technical consulting contract in Saudi Arabia. The increase in general and administrative expenses from $18.6 million in the first nine months of 2004 to $21.6 million in 2005 is largely attributable to the increased cost of medical benefits for U.S. employees and higher legal and consulting fees.
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
Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Interest income:
Americas	$3	$22	$22	$41
EMEA	6	3	19	14
Nonreportable segments	14	14	93	59

	23	39	134	114

Interest expense:
Americas	(2)	(83)	(3)	(86)
EMEA	(54)	89	(144)	(16)
Nonreportable segments	(4)	(40)	(5)	(59)

	(60)	(34)	(152)	(161)

Other:	—	—	—	—
Gain (loss) on equity investment	—	—	—	—
Americas	—	—	—	(103)
EMEA	—	—	766	591

Nonreportable segments	—	—	766	488

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Impairment of assets
Americas	—	—	—	—
EMEA	—	—	—	—
Nonreportable segments	—	—	(181)	—

	—	—	(181)	—

Other
Americas	(6)	(2)	(29)	(5)
EMEA	71	(54)	176	49
Nonreportable segments	18	(117)	(128)	(1,185)

	83	(173)	19	(1,141)

Total other
Americas	(6)	(2)	(29)	(5)
EMEA	71	(54)	176	(54)
Nonreportable segments	18	(117)	457	(594)

	83	(173)	604	(653)

Total other income (expense):
Americas	(5)	(63)	(10)	(50)
EMEA	23	38	51	(56)
Nonreportable segments	28	(143)	545	(594)

	$46	$(168)	$586	$(700)

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
     Other income of $0.1 million in the third quarter of 2004 is mostly attributable to losses on foreign currency. In the third quarter of 2005 we recorded a loss on foreign currency of $0.2 million. Other income of $0.6 million for the nine-month period in 2004 was mostly attributable to gains in foreign currency. In the first nine months of 2005, other expense of $0.7 million was primarily attributable to foreign currency losses.
Income (Loss) Before Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Segment Income Before Taxes
Americas	$3,188	$3,270	$9,023	$(267)
EMEA	478	2,919	(254)	5,402
Nonreportable segments	(2,948)	(3,914)	(8,434)	(12,286)

	718	2,275	335	(7,151)

Restructuring charge (recovery)
Americas	—	—	(29)	641
EMEA	—	—	(567)	—
Nonreportable segments	—	—	(328)	118

	—	—	(924)	759

Income (Loss) Before Taxes
Americas	3,188	3,270	9,052	(908)
EMEA	478	2,919	313	5,402
Nonreportable segments	(2,948)	(3,914)	(8,106)	(12,404)

	$718	$2,275	$1,259	$(7,910)

Tax Expense
     The expense for income taxes of $1.0 million in the third quarter of 2005 was based on an estimated effective income tax rate of 46.1% for the quarter. This compares to a tax expense of $0.1 million, based upon an estimated effective tax rate of 11.0%, for the third quarter of 2004. The tax expense of $2.7 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively, were computed at an estimated effective income tax rate of minus 34.5% and positive 68.3%, respectively. The tax expense in 2005 is driven by statutory taxes in jurisdictions in which we are currently profitable and are anticipating the payment of income taxes. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.
Net Income (Loss)
     In the third quarter of 2005, revenues of $49.5 million generated operating income of $2.4 million. The Americas region had operating income of $3.3 million. Of that amount, $3.1 million was attributable to the upward adjustment to gross profit as a result of favorably amending the deployment contracts in the north central and south east United States. The EMEA region had income from operations of $2.9 million due primarily to its Saudi and Algerian operations. The non-reportable segments had a loss from operations of $3.8 million, primarily attributable to corporate general and administrative expenses.
     For the first nine months of 2005 revenues of $137.6 million resulted in an operating loss of $7.2 million. The Americas region had an operating loss of $0.9 million. Of that amount, $3.6 million was attributable to the downward adjustment in the second quarter of 2005 to the gross profit for the deployment contract in the north central United States. This was partially offset by the $3.1 million upward adjustment in the third quarter of 2005 to gross profit as a result of favorably amending the deployment contracts in the north central and south east United States. Restructuring costs for the Americas in the first nine months of 2005 were $0.6 million. The EMEA region had income from operations of $5.5 million due primarily to its Saudi and Algerian operations. The non-reportable segments had a loss from operations of $11.8 million, primarily attributable to corporate general and administrative expenses.

Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the nine months ended September 30, 2004 and 2005.
Sources and Uses of Cash

	Nine Months Ended
	September 30, 2004	September 30, 2005
	(in thousands)
	(Restated)
Net cash used in operating activities	$(9,045)	$(12,483)
Net cash used in investing activities	(2,798)	(2,391)
Net cash provided by (used in) financing activities	1,318	361

Net decrease in cash and cash equivalents	$(10,525)	$(14,513)

     In the first nine months of 2004, activities were significantly increased compared to 2003; revenues of $147.7 million resulted in net income of $0.4 million. Cash used in operating activities in the period was $9.0 million, reflecting the increase in receivables of $19.0 million, partly offset by an increase in accounts payable and accrued expenses of $9.2 million. Cash used in investing activities was $2.5 million, a large part of which was attributable to the purchase of test and measurement equipment for a new contract won in the EMEA region, while cash generated by financing activities was $1.3 million. Overall, cash decreased by $10.5 million during the period.
     In the first nine months of 2005 activities were down compared to 2004; revenues of $137.6 million resulted in a net loss of $10.6 million. Cash used in operating activities in the period was $12.5 million, primarily as a result of the loss from operations. Cash used in investing activities was $2.4 million, a large part of which was attributable to the purchase of test and measurement equipment in the EMEA region, while cash generated by financing activities was $0.4 million. Overall, cash decreased by $14.5 million during the period.

     Cash Requirements

	December 31, 2004	September 30, 2005
	(thousands)
Cash and cash equivalents	$21,930	$7,414
Restricted cash	1,162	1,153

Total cash and short-term investments	$23,092	$8,567

Line of credit	$147	$4,000

Working capital	$49,658	$38,762

     During the first nine months of 2004 the principal requirements for cash were to finance the increase in receivables of $19.0 million. A significant part of this increase in receivables was funded through our vendors, and accounts payable and accrued expenses increased by $9.2 million in the period. We have granted extended payment terms to one customer in Algeria, and this contract accounted for about 10% of the receivables at the end of the third quarter.
     During the first nine months of 2005 the principal requirements for cash were to finance operations. The contract with the Algerian customer to whom we granted extended payment terms in 2004 was finished during 2004 and we are now collecting the receivables. This contract accounted for about 1.8% of the receivables at the end of the third quarter of 2005. We expect to collect the remainder of these receivables by the end of 2005. We currently expect our cash to decrease by the end of this year. We believe that for at least the net twelve months we have adequate cash to fund our operations primarily as the result of the cash generated by EMEA. However, this expectation is subject to risk if we have any delays on our large deployment contracts. In the third quarter of 2005 the Company entered into an Assignment and Transfer of Receivables Agreement with Commerce Funding Corporation, which is fully described in footnote 8 to the financial statements. The Company believes that it has sufficient borrowing capacity to supplement cash from operations in the event that it is necessary to do so.
     As of September 30, 2005, we had no material cash commitments and had not engaged in any off-balance sheet financing.
Critical Accounting Policies
     Our critical accounting policies are as follows:
•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.
     Revenue recognition
     Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 74.4% and 75.4% for the nine months ended September 30, 2004 and 2005, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2004 and September 30, 2005, respectively, we had $28.7 million and $30.2 million of unbilled receivables.

     Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2004 and the quarter ended September 30, 2005, we derived 81.7% and 81.5%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 75.3% and 60.0% of our net receivable balance as of December 31, 2004 and September 30, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     We assessed the realizability of certain deferred tax assets during the third quarter of 2005, consistent with the methodology we employed for prior periods. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2005 to determine the appropriate level of valuation allowance.
     Restructuring charge
     In 2002 we recorded restructuring charges of $13.5 million. Included in the restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of September 30, 2005, that we will receive $9.3 million in sublease income, of which $6.7 million is committed.
     In the second quarter of 2005, we recorded a net restructuring charge of $0.8 million. Included in this restructuring charge was $0.8 million for severance related to the elimination 48 positions in corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing facilities and disposing of assets. Legal and accounting fees of $0.2 million associated with the restructuring were included in the reserve. Because the Company reoccupied some of the leased office space that had previously included in the reserve for restructuring, the reserve was reduced by $0.3 million in the second quarter.
     Related Party Transactions
     For a description of related party transactions, see note 5 to the consolidated financial statements.
     Subsequent Events
     In December 2005, we sent a letter to our Chief Executive Officer clarifying that, with respect to any amounts we are obligated to pay him under his employment agreement for relocation expenses (the “Relocation Reimbursement Amount”), we shall pay him an amount necessary to put him in the same after-tax position (taking into account any and all applicable federal, state and local income or other taxes at the highest applicable rates on the Relocation Reimbursement Amount) as if no taxes had been imposed with respect to the Relocation Reimbursement Amount.

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
     Approximately 61.0% of the Company’s revenues were generated outside the United States for the nine month ended September 30, 2005, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income component of shareholders’ equity decreased $2.3 million during the nine months ended September 30, 2005. As of September 30, 2005, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $17.8 million.
     We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at September 30, 2005 (denominated in Euros) include Italy in the amount of $1.9 million and Algeria in the amount of $1.5 million. These balances generated a foreign exchange loss of $1.4 million included in our consolidated results for the period ended September 30, 2005. Foreign subsidiaries with amounts owed to or from the McLean operations at September 30, 2005 (denominated in Euros or British Pounds) included Italy in the amount of 5.0 million and England in the amount of 6.3 million. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.2 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.
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
Item 4: Controls and Procedures
(a) Evaluation of disclosures controls and procedures
     In connection with the review done during the preparation of this Form 10-Q and the additional review done in connection with the restatement and the preparation of the Amended Filings, our management, with the participation of our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer, carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our then Interim Chief Executive Officer, our current Chief Executive Officer and our Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently finalizing our remediation plan to enhance our key controls to address the material weaknesses in our internal control over financial reporting that existed as of September 30, 2005.

     At the end of each quarter, all major revenue-producing contracts are reviewed with the Chief Financial Officer of the Company. During such review of major revenue-producing contracts for the preparation of its Form 10-Q for the second quarter of 2005, the Company discovered that the recognition of revenues and the accrual of cost of revenues on the Company’s largest fixed price contract, which is accounted for under the percentage-of-completion method, were overstated. The error occurred because a key control that would have detected the overstatement was not followed correctly. One of the Company’s key controls with respect to fixed price contracts is that each month the relevant project manager with firsthand knowledge of the performance status of the contract must review and validate the finance department’s estimate of the remaining costs to be incurred to complete the project. In the case of this contract, such review and validation were conducted by Company personnel who was senior to the relevant project manager and who did not have the required firsthand knowledge. The Company also determined that certain receipts under related contracts that had been accounted for as cost reimbursements should have been recognized as revenues. This error was the result of a misinterpretation of the terms of the fixed-price contract that governed the underlying transactions. In its review of the accounting for this contract the Company also found that the accruals for sales tax on certain subcontractor invoices were understated. Additionally, the Company corrected other errors related to accrued expenses and adjustments for sales taxes. The Company’s financial statements in the Amended Filings were restated to correct these errors.
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
     (b) Reports on Form 8-K
          On July 22, 2005, we filed a Current Report on Form 8-K, which reported that on July 18, 2005, we entered into an Assignment and Transfer of Receivables Agreement, a Fee Agreement and a General Continuing Guarantee Agreement with LCC Wireless Design Services, L.L.C. and Commerce Funding Corporation.
          On August 8, 2005, we filed a Current Report on Form 8-K, which reported that on August 8, 2005, we issued a press release announcing that (i) we would restate our financial statements in our quarterly reports on Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005 and our annual report on Form 10-K for the year ended December 31, 2004 and (ii) providing limited preliminary financial information regarding our results of operation for the second quarter of 2005. A copy of the press release issued was furnished as an exhibit under Item 9.01 of such Form 8-K.
          On August 17, 2005, we filed a Current Report on Form 8-K, which reported that on August 17, 2005, we issued a press release announcing that on August 16, 2005 we received a letter from the National Association of Securities Dealers notifying us that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we did not timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2005. A copy of the press release issued was furnished as an exhibit under Item 9.01 of such Form 8-K.
          On September 7, 2005, we filed a Current Report on Form 8-K, which reported that on September 6, 2005, we issued a press release announcing our anticipated schedule for filing our amended quarterly reports on Form 10-Q for the quarters ended September 30, 2004 and March 31, 2005, our amended annual report on Form 10-K for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the quarter ended June 30, 2005. A copy of the press release issued was furnished as an exhibit under Item 9.01 of such Form 8-K.
          On September 14, 2005, we filed a Current Report on Form 8-K, which reported that on September 14, 2005, we issued a press release announcing that (i) Richard J. Lombardi joined our board of directors and would serve on the board’s Audit Committee and Nominating and Governance Committee and (ii) we entered into a Letter Agreement and our standard form of Indemnity agreement with Mr. Lombardi. A copy of the press release issued was furnished as an exhibit under Item 9.01 of such Form 8-K.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 5, 2005	/s/ Charles R. Waldron Charles R. Waldron Senior Vice President, Chief Financial Officer and Treasurer