Form 10-Q/A
period 2005-06-30
LCC INTERNATIONAL INC
filed 2005-12-16
CIK 1016229

United States Securities and Exchange Commission
Washington, DC 20549
_______________
Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
(Unaudited)
     This amended annual report on Form 10-Q/A is being filed solely to correct the immaterial clerical errors noted below in the report on Form 10-Q filed by the registrant on December 5, 2005 (the “12/5/05 Filing”) and is identical to the 12/5/05 Filing except as noted below. In addition, new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of this amended report, are filed herewith. The changes to the 12/5/05 Filing are as follows:
•	Page 9 — footnote 5, second full paragraph on page 9 fourth sentence Detron rent for the six-month period ended June 30, 2004 is $104,000. In the penultimate sentence of the paragraph, Detron revenue attributable to seconded employees for the six-month period ended June 30, 2005 is $78,000.

•	Page 13 — footnote 11 — The percentage of revenues attributable to our 10 largest customers for the quarter ended June 30, 2005 is 75.7%.

•	Page 17 — Management’s Discussion and Analysis — Americas — In the last paragraph, in the third sentence from the end of the paragraph, selling, general and administrative expenses for the first six months of 2005 is $3.0 million.

•	Page 18 — Management’s Discussion and Analysis — Non-reportable segments — second paragraph — The loss from operations for the first six months of 2005 is $8.5 million. The loss for the first six months of 2004 is $5.2 million.

•	Page 24 — Allowance for doubtful accounts — fourth sentence — The percentage of revenues attributable to our 10 largest customers for the quarter ended June 30, 2005 is 75.7%. In the fifth sentence, the percentage of receivables at June 30, 2005 attributable to our ten largest customers is 78.5%.

•	Page 25 — Item 3. Quantitative and Qualitative Disclosures about Market Risk — in the third paragraph, last sentence the amount of the intercompany receivable as of June 30, 2005 is $18.3 million. In the fourth paragraph, fourth sentence the amounts owed to McLean by England at June 30, 2005 is $5.7 million. In the sixth sentence the hypothetical appreciation of the Euro and the Pound of 10% would result in a $0.1 million net increase to our operating losses for the first six months of 2005.
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
     In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“LCC Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”) which transferred the remaining 49 percent of the shares to Detron Corporation B.V. (“Detron”) in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $50,000 of rent expense for the six months ended June 30, 2004 and $104,000 for the six months ended June 30, 2005. During the six months ended June 30, 2004, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $46,000 and $78,000 for 2005. During the six months ended June 30, 2004, Detron recorded approximately $83,000 of management and advisory fees.
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

(11) Receivables
     For the year ended December 31, 2004 and the quarter ended June 30, 2005, we derived 81.7% and 75.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.
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
     For the first six months of 2005, total revenues for the region were $39.5 million, a decline of $20.2 million from the same period for 2004. Deployment revenues were $19.9 million, down $19.1 million from the first six months of 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $18.5 million, down $1.6 million from the same period in 2004. Cost of revenues was $39.7 million for the first six months of 2005, a decline of $11.2 million compared to the first six months of 2004. The gross margin for the region during the first six months of 2005 was negative 0.5% compared to positive 14.8% for the same period in 2004. A review of the Company's deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. Primarily as a result of these adjustments, in the first six months of 2005 gross margin for the deployment business was negative 14.0%. Gross margin for RF/wireless design was positive 21.8% for the same period. The loss from operations for the first half of 2005 was $4.2 million. Of that amount, $3.6 million was attributable to the downward adjustment to the gross profit for the deployment contract in the north central United States. Restructuring costs for the Americas in the first six months of 2005 were $0.6 million. Sales, general and administrative costs added about $3.0 million to the loss. These were partially offset by $2.6 million of operating income from RF/wireless operations. In the first half of 2004, the Americas had income from operations of $5.9 million.

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
     During the first six months of 2004 the non-reportable segments generated revenues of $2.9 million. During the first six months of 2005 the non-reportable segments generated revenues of $1.2 million. This decline is primarily attributable to the Wireline division, which ceased operations in the first quarter of 2005. During the first six months of 2005, there was a loss from operations of $8.5 million for the non-reportable segments, which compares to a loss from operations of $5.2 million for the same period in 2004. The losses for both periods are primarily attributable to the Asia Pacific region and corporate sales, marketing, general and administrative expense.

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
     Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2004 and the quarter ended June 30, 2005, we derived 81.7% and 75.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 75.3% and 78.5% of our net receivable balance as of December 31, 2004 and June 30, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     Approximately 60.0% of the Company’s revenues were generated outside the United States for the six months ended June 30, 2005, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income component of shareholders’ equity decreased $2 million during the six months ended June 30, 2005. As of June 30, 2005, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $18.3 million.
     We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at June 30, 2005 (denominated in Euros) include Italy in the amount of $1.9 million and Algeria in the amount of $1.5 million. Foreign subsidiaries with amounts owed to or from the McLean operations at June 30, 2005 (denominated in Euros or British Pounds) included Italy in the amount of $4.5 million and England in the amount of $5.7 million. These balances generated a foreign exchange loss of $0.2 million included in our consolidated results for the period ended June 30, 2005. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.1 million net increase to our operating losses generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.
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

Signature

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized, as of the 16th day of December 2005.

December 16, 2005	/s/ Charles R. Waldron ----------------------------------------------- Charles R. Waldron Senior Vice President, Chief Financial Officer and Treasurer