Form 10-Q/A
period 2005-09-30
LCC INTERNATIONAL INC
filed 2005-12-16
CIK 1016229

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

EXPLANATORY NOTE
(Unaudited)
     This amended annual report on Form 10-Q/A is being filed solely to correct the immaterial clerical errors noted below in the report on Form 10-Q filed by the registrant on December 5, 2005 (the “12/5/05 Filing”) and is identical to the 12/5/05 Filing except as noted below. In addition, new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of this amended report, are filed herewith. The changes to the 12/5/05 Filing are as follows:
•	Page 6 — Condensed Consolidated Statement of Cash Flows — The 2005 amount of other non-current assets and liabilities is ($1,168). At the bottom of the page, the 2005 amounts for Income taxes is $1,361 and Interest expense is $137.

•	Page 9 — footnote 5 — In the second full paragraph on the page, in the last sentence, the amount of revenues during the third quarter of 2005 is $40,000. The amount of receivables at September 30, 2005 is $140,000. In the third full paragraph fourth sentence, the Detron rent expense for the nine months ended September 30, 2004 is $185,000. The Detron rent expense for the nine months ended 2005 is $156,000. In the penultimate sentence of the paragraph, Detron revenue attributable to seconded employees for the first nine months of 2005 is $90,000.

•	Page 13 — footnote 10 segment reporting — In the first table the total assets for EMEA for 2004 is $58,010. In the final table on that page the 2004 subtotal for Assets not attributable to reportable segments is $23,376. The 2004 Total consolidated assets is $126,269.

•	Page 14 — footnote 10 segment reporting — In the first table on that page Income (loss) before income taxes for reportable segments for the nine months ended September 30, 2004 and 2005 are $8,769 and $5,135, respectively. Income (loss) before income taxes for non-reportable segments for the nine months ended September 30, 2004 and 2005 are $(8,434) and $(12,286), respectively.

•	Page 18 — Management’s Discussion and Analysis — Americas — In the first paragraph, second sentence the network deployment revenue for the third quarter of 2004 is $19.5 million. In the third sentence of that paragraph, the RF/wireless revenue for the third quarter of 2004 is $8.9 million. In the last sentence of that paragraph, the combined gross margin percentage for the third quarter of 2004 is 16.2%. In the third paragraph, fourth sentence, RF/wireless revenues for the third quarter of 2005 is up $0.9 million. In the penultimate sentence of that paragraph, sales, general and administrative expenses reduction for the third quarter of 2005 is $1.0 million. In paragraph four, in the fifth sentence the decline in the cost of revenues for the first nine months of 2005 is $20.3 million. In the last sentence of that paragraph, Americas income from operations for the first nine months of 2005 is $9.1 million.

•	Page 19 — Managements’ Discussion and Analysis — Non-reportable segments — In the first sentence of the first paragraph revenues from Non-reportable segments for the third quarter of 2005 is $0.1 million.

•	Page 23 — Sources and Uses of Cash, the summary table — Net cash used in operating activities for the nine months ended September 30, 2005 is $(16,543). Net cash used in investing activities for the nine months ended September 30, 2005 is $(2,334). Net cash provided by financing activities for the nine months ended September 30, 2005 is $4,361. Net decrease in cash and cash equivalents for the nine months ended September 30, 2005 is $(14,516). The numbers in the second paragraph following the table have been updated to correspond with the changes to the table.

•	Page 25 — Allowance for doubtful accounts — fourth sentence — The percentage of revenues attributable for the quarter ended September 30, 2005 to our 10 largest customers is 78.7%. In the fifth sentence, the percentage of receivables at September 30, 2005 attributable to our ten largest customers is 58.6%.

•	Page 26 — Item 3. Quantitative and Qualitative Disclosures about Market Risk — in the third paragraph, last sentence, the amount of the intercompany receivable is $17.1 million. In the sixth sentence of the fourth paragraph the hypothetical appreciation of the Euro and the Pound of 10% would result in a $0.3 million net increase to our operating losses.
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

September 30, 2005
LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2005
	(Restated)
Cash flows from operating activities:
Net Profit (Loss)	$399	$(10,636)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	2,097	2,197
Provision for doubtful accounts	136	170
Loss on equity method investment	466	308
Non-cash compensation	—	195
Restructuring charge (recovery)	(924)	759
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(19,034)	(2,399)
Accounts payable and accrued expenses	9,232	(5,377)
Other current assets and liabilities	(1,119)	(592)
Other non-current assets and liabilities	(298)	(1,168)

Net cash used in operating activities	(9,045)	(16,543)

Cash flows from investing activities:
Purchases of property and equipment	(2,468)	(2,270)
Proceeds from disposals of property and equipment	30	61
Investments	(360)	(125)

Net cash used in investing activities	(2,798)	(2,334)

Cash flows from financing activities:
Borrowings on line of credit	15,652	12,724
Payments on line of credit	(16,197)	(8,892)
Proceeds from issuance of common stock, net	72	87
Proceeds from exercise of options	897	446
Proceeds/purchases of short-term investments	520	—
Decrease (increase) in restricted cash	374	(4)

Net cash provided by financing activities	1,318	4,361

Net decrease in cash and cash equivalents	(10,525)	(14,516)
Cash and cash equivalents at beginning of period	28,943	21,930

Cash and cash equivalents at end of period	$18,418	$7,414

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$222	$1,361
Interest	40	137
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

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Net income (loss):
Net income (loss) as reported	$639	$1,226	$399	$(10,636)
Deduct total stock-based employee compensation expense determined under fair value based method	(545)	(295)	(986)	(1,032)

Pro forma net income (loss)	$94	$931	$(587)	$(11,668)

Net income (loss) per share:
As reported
Basic	$0.03	$0.05	$0.02	$(0.43)

Diluted	$0.03	$0.05	$0.02	$(0.43)

Pro forma
Basic	$0.00	$0.04	$0.02	$(0.48)

Diluted	$0.00	$0.04	$0.02	$(0.48)

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
     During the third quarter of 2005, we provided services to two customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers during the quarter were $40,000 and receivables of $140,000 were outstanding at September 30, 2005, and are included in trade accounts receivable in the accompanying condensed consolidated balance sheet.
     In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“LCC Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”) which transferred the remaining 49 percent of the shares to Detron Corporation B.V. (“Detron”) in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $185,000 of rent expense for the nine months ended September 30, 2004 and $156,000 for 2005. During the nine months ended September 30, 2004 and 2005, respectively, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $48,000 and $90,000, respectively. During the nine months ended September 30, 2004 and 2005, Detron recorded approximately $119,000 and zero, respectively, of management and advisory fees.
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
     Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
	(Restated)				(Restated)
Three Months Ended September 30,
Revenues:
From external customers	$28,946	$19,667	$19,494	$29,761	$48,440	$49,428
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$28,946	$19,667	$19,494	$29,761	$48,440	$49,428

Income (loss) before taxes	3,188	3,270	478	2,919	3,666	6,189
Total assets	44,883	33,724	58,010	63,983	102,893	97,707

	Americas		EMEA		Segment Total
	2004	2005	2004	2005	2004	2005
	(Restated)				(Restated)
Nine Months Ended September 30,
Revenues:
From external customers	$88,683	$59,174	$54,549	$77,123	$143,232	$136,297
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$88,683	$59,174	$54,549	$77,123	$143,232	$136,297

Income (loss) before taxes	9,023	(267)	(254)	5,402	8,769	5,135
     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Revenues:
Revenues for reportable segments	$48,440	$49,428	$143,232	$136,297
Revenues for non-reportable segments	1,566	88	4,441	1,325

Total consolidated revenues	$50,006	$49,516	$147,673	$137,622

Assets:
Assets for reportable segments			$102,893	$97,707
Assets not attributable to reportable segments:
Cash and cash equivalents			13,811	5,700
Restricted cash			222	37
Short-term investments			—	—
Receivables			2,355	617
Deferred and prepaid taxes			5,085	1,831
Property and equipment			868	528
Investments			643	623
Prepaid and other			392	288

			23,376	9,624

Total consolidated assets			$126,269	$107,331

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)		(Restated)
Income (loss) before income taxes for reportable segments	$3,666	$6,189	$8,769	$5,135
Restructuring (charge) recovery	—	—	924	(759)
Income (loss) before income taxes for non-reportable segments	(2,948)	(3,914)	(8,434)	(12,286)

Income (loss) from operations before income taxes	$718	$2,275	$1,259	$(7,910)

(11) Receivables
     For the year ended December 31, 2004 and the quarter ended September 30, 2005, we derived 81.7% and 78.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.

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
     In 2004, we sold an unsecured claim against NextWave Telecom Inc. (“NextWave”) for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
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

Americas
     In the third quarter of 2004, we continued to implement US Cellular and Sprint network deployment contracts, with a major emphasis on subcontracted construction activities. Network deployment represented about $19.5 million of revenues. RF/wireless design business continued to grow steadily and represented about $8.9 million of revenues. Cost of revenues and gross margins for network deployment for the third quarter of 2004 were affected by the large percentage of subcontracted construction activity in the quarter, resulting in gross margins of 11.7%. RF/wireless design business recorded cost of revenues and gross margins in line with our expectations, resulting in gross margins of 26.4% for the quarter. The combined effect of the network deployment and RF/wireless design business was to record gross margins of 16.2% for the quarter.
     For the first nine months of 2004, network deployment and RF/wireless design represented about $58.5 million and $29.0 million of revenues, respectively. Cost of revenues and gross margins for the nine months reflected the mix of the business and the significant volume of subcontracted work, so that gross margins for the nine months for network deployment and RF/wireless design amounted to 13.3% and 27.7%, respectively, a combined gross margin for the region of 15.3%.
     In the third quarter of 2005 total revenues for the Americas were $19.7 million, a decline of $9.3 million from the third quarter of 2004. Deployment revenues were $9.5 million, down $10.0 million in the third quarter of 2005 compared to the same period in 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $9.7 million, up $0.9 million in the third quarter of 2005 compared to the same period in 2004. Cost of revenues for the Americas was $15.1 million, a decrease of $9.1 million from the third quarter of 2004. A review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. In the third quarter of 2005, the Company successfully amended this deployment contract and a similar contract with the same customer in the south east region of the United States. As a result, in the third quarter of 2005, it was necessary to adjust the inception-to-date gross profit for the two contracts upward to recognize the positive benefits of the contract amendments. Primarily as a result of the two contract amendments, the gross margin for the Americas was 23.0% for the third quarter of 2005, which compares to a gross margin of 16.2% for the third quarter of 2004. In the third quarter of 2005 gross margin for the deployment business was 31.3% and gross margin for RF/wireless design was 23.5%. The income from operations for the third quarter of 2005 was $3.3 million. Of that amount, $3.1 million was attributable to the upward adjustments to the gross profit for the deployment contracts in the north central and south east United States. RF/wireless operations added $1.5 million to the income from operations in the third quarter of 2005. Sales, general and administrative costs reduced income from operations by $1.0 million. In the third quarter of 2004, the Americas had income from operations of $3.2 million.
     For the first nine months of 2005, total revenues for the region were $59.2 million, a decline of $29.5 million from the same period for 2004. Deployment revenues were $29.4 million, down $29.1 million from the first nine months of 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $28.3 million, down $0.8 million from the same period in 2004. Cost of revenues was $54.8 million for the first nine months of 2005, a decline of $20.3 million compared to the first nine months of 2004. The gross margin for the region during the first nine months of 2005 was 7.3% compared to 15.3% for the same period in 2004. A review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result, in the second quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract downward to recognize the underperformance. In the third quarter of 2005, the Company successfully amended this contract and a similar contract with the same customer in the south east region of the United States. As a result, in the third quarter of 2005, it was necessary to adjust the inception-to-date gross profit for that contract upward to recognize the positive benefits of the contract amendments. Primarily as a result of these adjustments, in the first nine months of 2005 gross margin for the deployment business was 0.7%. Gross margin for RF/wireless design was 22.4% for the same period. The loss from operations for the first nine months of 2005 was $0.9 million. Of that amount, $3.6 million was attributable to the downward adjustment in the second quarter to the gross profit for the deployment contract in the north central United States. This was partially offset by the upward adjustment in the third quarter of 2005 for the amendment of the contracts in the north central and south east United States which added $3.1 million in income from operations for the first nine months of 2005. RF/wireless operations had income from operations of $4.1 million for the first nine months. Restructuring costs for the Americas in the first nine months of 2005 were $0.6 million. Sales, general and administrative costs for the first nine months of 2005 were $4.0 million. In the first nine months of 2004, the Americas had income from operations of $9.1 million.

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
Non-reportable segments
     Revenues from the Non-reportable segments were $1.6 million in the third quarter of 2004 and $0.1 million in the third quarter of 2005, a decrease of $1.5 million. In 2004, these revenues were generated by our operations in our Wireline division, our Wireless Institute and in China. The Wireline division ceased operations in the first quarter of 2005, accounting for most of the period-to-period decline. Also, the Company closed down its office in China as part of the restructuring undertaken in the second quarter of 2005. In the third quarter of 2005, there was a loss from operations of $3.8 million for the non-reportable segments, which compares to a loss from operations of $3.0 million in the third quarter of 2004. The majority of this loss is attributable to Corporate general and administrative costs, which were included in the nonreportable segment and are not allocated to the Americas or EMEA.
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
Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Interest income:
Americas	$3	$22	$22	$41
EMEA	6	3	19	14
Nonreportable segments	14	14	93	59

	23	39	134	114

Interest expense:
Americas	(2)	(83)	(3)	(86)
EMEA	(54)	89	(144)	(16)
Nonreportable segments	(4)	(40)	(5)	(59)

	(60)	(34)	(152)	(161)

Other:
Gain (loss) on equity investment
Americas	—	—	—	—
EMEA	—	—	—	(103)
Nonreportable segments	—	—	766	591

	—	—	766	488

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2004	2005	2004	2005
	(Restated)		(Restated)
	(in thousands)		(in thousands)
Impairment of assets
Americas	—	—	—	—
EMEA	—	—	—	—
Nonreportable segments	—	—	(181)	—

	—	—	(181)	—

Other
Americas	(6)	(2)	(29)	(5)
EMEA	71	(54)	176	49
Nonreportable segments	18	(117)	(128)	(1,185)

	83	(173)	19	(1,141)

Total other
Americas	(6)	(2)	(29)	(5)
EMEA	71	(54)	176	(54)
Nonreportable segments	18	(117)	457	(594)

	83	(173)	604	(653)

Total other income (expense):
Americas	(5)	(63)	(10)	(50)
EMEA	23	38	51	(56)
Nonreportable segments	28	(143)	545	(594)

	$46	$(168)	$586	$(700)

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

Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the nine months ended September 30, 2004 and 2005.
Sources and Uses of Cash

	Nine Months Ended
	September 30, 2004	September 30, 2005
	(in thousands)
	(Restated)
Net cash used in operating activities	$(9,045)	$(16,543)
Net cash used in investing activities	(2,798)	(2,334)
Net cash provided by financing activities	1,318	4,361

Net decrease in cash and cash equivalents	$(10,525)	$(14,516)

     In the first nine months of 2004, activities were significantly increased compared to 2003; revenues of $147.7 million resulted in net income of $0.4 million. Cash used in operating activities in the period was $9.0 million, reflecting the increase in receivables of $19.0 million, partly offset by an increase in accounts payable and accrued expenses of $9.2 million. Cash used in investing activities was $2.8 million, a large part of which was attributable to the purchase of test and measurement equipment for a new contract won in the EMEA region, while cash generated by financing activities was $1.3 million. Overall, cash decreased by $10.5 million during the period.
     In the first nine months of 2005 activities were down compared to 2004; revenues of $137.6 million resulted in a net loss of $10.6 million. Cash used in operating activities in the period was $16.5 million, primarily as a result of the loss from operations. Cash used in investing activities was $2.3 million, a large part of which was attributable to the purchase of test and measurement equipment in the EMEA region, while cash generated by financing activities was $4.3 million. Overall, cash decreased by $14.5 million during the period.

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

     Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2004 and the quarter ended September 30, 2005, we derived 81.7% and 78.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 75.3% and 58.6% of our net receivable balance as of December 31, 2004 and September 30, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     Approximately 61.0% of the Company’s revenues were generated outside the United States for the nine months ended September 30, 2005, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2005 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. Consequently, the accumulated other comprehensive income component of shareholders’ equity decreased $2.3 million during the nine months ended September 30, 2005. As of September 30, 2005, the total amount of long-term intercompany receivable/payables in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $17.1 million.
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