Form 10-K
period 2005-12-31
LCC INTERNATIONAL INC
filed 2006-03-16
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.      Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, at June 30, 2005 based upon the last reported sale price of the registrant’s Class A common stock on the NASDAQ National Market on that date, was $72,840,255 million.
      As of March 1, 2006, the registrant had outstanding 20,424,194 shares of class A common stock, par value $.01 per share, and 4,427,577 shares of class B common stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
      (1) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10 — 14 of this Form 10-K.

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
      We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to ongoing operations and maintenance services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and/or deployment services also enable us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks to utilize the latest available technologies.
      Since our inception, we have delivered wireless network solution services to more than 350 customers in over 50 countries. Customers outside of the United States accounted for 42.4% and 58.1% of our revenues for the years ended December 31, 2004 and 2005, respectively.
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
      Finally, as new technologies continuously develop, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as 2.5 generation and third generation (or 2.5G and 3G, respectively) with an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network.

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
      Wireless access to the Internet is still in its relative infancy but growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in 3G to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, text messaging services, music on-demand, ring tones, online-banking, locations-based services and interactive games. In addition, the introduction of mobile multimedia services such as voice over IP (VoIP) and mobile TV has resulted in the development of new wireless broadband and broadcast technologies to support high speed data and video.
      Recently, there has been a move in the telecommunications industry towards fixed-mobile convergence (FMC), and as a result, enabling technologies such as IP Multimedia Subsystem (IMS) and Unlicensed Mobile Access (UMA) are being introduced into the wireless networks. The IMS architecture consolidates service delivery platforms for voice and data on a common IP foundation. UMA technology enables access to mobile voice, data and IMS services over IP broadband access and unlicensed spectrum technologies. By deploying UMA technology, service providers can enable subscribers to roam and handover between cellular networks and public and private unlicensed wireless networks using dual-mode mobile handsets.

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

need to reduce operating costs in many cases has resulted in wireless service providers and equipment vendors focusing on their core competencies and, as a result, outsourcing an increasing portion of their network services. Several wireless service providers have upgraded or have begun upgrading their networks to reduce the rate at which customers deactivate their wireless services and to accommodate two recently introduced services: (i) push-to-talk, which allows wireless callers to instantly connect directly with other wireless callers using the same network simply by pressing a button on their handset (similar to a two-way radio); and (ii) multimedia messaging, which allows wireless users to send and receive messages with a combination of media elements such as text, image, sound and video. The introduction of new services and technologies such as wireless broadband and broadcast has resulted in opportunities for new classes of wireless service providers. Wireless broadband technologies are considered both complimentary and competitive to fixed service providers such as DSL, cable, and satellite operators. Proprietary and standard mobile TV broadcast technologies are currently being implemented by new entrants to the wireless service provider community.

•	The increases in the number of wireless subscribers, the increase in usage by those subscribers, and the scarcity of wireless spectrum. The increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers, and the scarcity of wireless spectrum, require wireless service providers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

•	The increasing complexity of wireless systems. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies such as 2.5G and 3G with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network. The consolidation of networks also drives a need for resources to plan, optimize and implement change in existing networks.

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

including: (i) Global System for Mobile Communications (GSM) and its evolution path including Universal Mobile Telecommunications System (UMTS) and High Speed Downlink Packet Access (HSDPA); (ii) Time Division Multiple Access (TDMA); (iii) Code Division Multiple Access (CDMA) and its evolution path including Single Carrier Radio Transmission Technology (1xRTT) and 1x Evolution-Data Optimized (1xEV-DO); (iv) Integrated Dispatch Enhanced Network (iDEN); (v) broadband’s Local Multipoint Distribution System (LMDS), Multichannel Multipoint Distribution Service (MMDS), 802.11x (Wi-Fi) and 802.16 (WiMax) technologies; (vi) Europe’s equivalent to iDEN referred to as Tetra; (vii) Satellite Digital Audio Radio Service (S-DARS); (viii) Digital Video Broadcasting for mobile TV (DVBIH); and (ix) core network technologies.

•	Ability to deliver turnkey solutions. Our ability to provide the full range of design, deployment, consulting and operations and maintenance services for wireless networks, which we refer to as end-to-end or turnkey services, enables our wireless customers to engage us as a single responsible party accountable for delivering and managing its wireless network under a single contract. We coordinate our use of resources for each phase of the project from planning to design and deployment to operations and maintenance of the wireless network, enabling us to reduce the time and cost of our services. In order to supplement such services, we have established a presence in Saudi Arabia, Algeria, Brazil, Germany, Greece, Italy, Spain, the Netherlands and the United Kingdom. We provide our customers with a primary point of accountability and reduce the inefficiencies associated with coordinating multiple subcontractors to enable projects to be transitioned from discipline to discipline in an efficient manner.

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

•	Speed to market. Our expertise, global presence and processes enable us to respond quickly to support our customers’ objectives. Members of our technical, design and deployment teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Worldwide depth of resources. Our professionals collectively have experience designing and deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2005, approximately 61% of our billable employees were employed outside the United States. During the past 20 years, our professionals have designed wireless networks employing all major technologies in North America, Europe, Asia, Latin America, the Middle East and Africa. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates.
LCC Services
      We offer to our wireless customers a complete range of wireless network services, including: (i) high level technical consulting (8.6% of revenues for fiscal 2004 and 2.0% of revenues for fiscal 2005); (ii) design services (28.9% of revenues for fiscal 2004 and 40.9% of revenues for fiscal 2005); (iii) deployment services (58.2% of revenues for fiscal 2004 and 53.1% of revenues for fiscal 2005); and (iv) ongoing operations and maintenance services (2.5% of revenues for fiscal 2004 and 3.2% of revenues for fiscal 2005). In 2005, we derived 36.4% of our revenues from projects involving 2G technology, 40.5% of our revenues from projects involving 2.5G technology, 18.7% of our revenues from projects involving 3G technology, and 4.4% of our revenues from projects involving other technologies.

Technical Consulting Services
      Applying our extensive technical and operational expertise and experience, we may be initially engaged by a wireless customer to analyze the engineering and technology issues related to emerging technologies and acquiring new spectrum. From assisting customers with evaluating their business plans, to licensing and application support, technology assessments and defining and refining implementation strategies, our team of senior wireless professionals focuses on providing our customers with key insights into all aspects of wireless communications and the impact that a new technology, device or application might have on the industry. We also provide training to our engineers and our customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.

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
      Competitive benchmarking. We provide system analyses to our wireless customers for the measurement of network performance, including “benchmarking” their performance versus competitors based upon an extensive set of parameters such as call quality, drop call rates, signal strength and coverage.

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

Operations and Maintenance Services
      We provide operations and maintenance services to wireless service providers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly. We may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks.

Geographic Organization
      We provide our services through a regional management organization that comprises two principal regions and several smaller divisions. Our primary operating regions are “Americas” and “EMEA” (Europe, Middle East and Africa). Our Americas region, which is headquartered in McLean, Virginia, provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In 2005, Americas generated approximately 44% of our total revenue. Our EMEA region, which is based in London, is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Germany, Spain, Greece and Saudi Arabia. In 2004, we established a marketing office in Dubai, UAE for our EMEA region. In 2005, EMEA generated approximately 56% of our total revenue.
      The Company’s nonreportable segments, in 2005 were comprised of our Asia operations, LCC Wireline, Inc., corporate, and the Wireless Institute. In 2005, these combined operations generated less than 1% of our total revenues. Through our Wireless Institute, we provide training to our engineers and customers covering the latest technologies developed and employed throughout the world.
      For financial information about our operating segments, please see note 15 to our consolidated financial statements on page 69.
Business Strategy
      The principal elements of our business strategy are to: (i) benefit from adjacent market opportunities by leveraging our current knowledge and customer base, (ii) provide end-to-end services in markets that provide compelling opportunities; (iii) increase our presence in new geographic areas to capitalize on emerging opportunities; and (iv) attract and retain highly qualified personnel.

•	Benefit from adjacent market opportunities by leveraging our current knowledge and customer base. We are actively pursuing a new strategy to leverage our knowledge base and customer relationships and expand our offerings into adjacent markets and new services or product offerings. For example, our Research and Development team coupled with our worldwide practical field experience, generates opportunities to offer our customers innovative methods to dimension, design, monitor and optimize wireless telecommunications networks. This provides an opportunity to leverage patented processes and know-how developed by our technical community to provide services built around proprietary tools. These tools are typically developed by our teams to solve new and complex problems that require innovative, robust and cost efficient solutions. We recently announced the company’s entrée into the network optimization, quality of service (QoS), and performance management tools business with this asset-based services approach, which gives us the opportunity to derive profitable revenues in the short term while establishing a market presence that can be leveraged over time. We believe the rapid growth in worldwide use of wireless telecommunications for rich media applications, as well as an increasing focus on the end-user experience in a mobile media environment, has created the need for innovative approaches to design and quality of service issues. Consistent with our history as a leader in facilitating the development and adoption of new wireless technologies, we have been active in the development and testing of fixed and mobile broadband technology through engagements and involvement with broadband carriers and equipment vendors. As a result, our recent offerings target wireless networks challenged by high-bandwidth and high capacity applications, such as 3G, WiMAX and other broadband technologies. We intend to expand our asset-based services to create host-based services that provide natural synergies with our engineering business and provide a cost effective means to extend our reach to new customers, particularly smaller carriers and those carriers in emerging markets who do not necessarily have the ability to cost-effectively implement these solutions in the current market environment. We believe these and other industry trends provide opportunities to expand our portfolio beyond our current services offerings into areas that offer attractive recurring revenue opportunities. We intend to pursue organic growth into adjacent markets as well as take advantage of opportunities that may arise to acquire or partner with high quality companies that enhance our capabilities.

•	Provide end-to-end services. We provide integrated end-to-end solutions ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. Our ability to provide end-to-end, or turnkey, services enables our wireless customers to engage a single, responsible party who is accountable for delivering and managing its wireless network under a single contract. Accordingly, we leverage initial consulting opportunities to secure later-stage system design and deployment contracts. Engagements to provide design and deployment services help us secure ongoing operations and maintenance projects, which is an emerging market segment. Providing ongoing operations and maintenance services, in turn, positions us well for additional opportunities as wireless service providers must either upgrade their existing networks or deploy new networks to benefit from the latest available technologies. For example, during 2005, we were able to leverage our established relationship with Algeria Telecom Mobilis as a consulting and engineering services provider into a turnkey deployment services engagement. Many clients initially engage us to perform specific services, such as engineering services. Once we secure a client relationship, we work to expand our relationship to provide additional services offered by the company. We do this by understanding the client’s needs and leveraging our reputation and demonstrated performance on client engagements. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Self-performed work generally carries higher profit margins than subcontracted work. Given purchasing trends in the US markets, in 2005 we amended certain of our deployment contracts to limit construction activities to construction management where we retain program management responsibility while the client engages in a direct contractual relationship with construction material vendors serving under our management. While the US market has become less attractive for deployment engagements, we intend to continue pursuing deployment projects in markets that provide compelling opportunities.

•	Increase our presence in new geographic areas to capture additional growth opportunities. In order to realize the full benefit of wireless deployment worldwide, we target areas with strong potential growth by creating a localized presence. We pursue this effort through establishing a local presence, pursuing strategic acquisitions or entering into partnerships to reach new markets. We currently have a localized presence in Algeria, Brazil, Germany, Saudi Arabia, Greece, Italy, Spain, The Netherlands and the United Kingdom in addition to the United States, and are considering expansion into other markets. To increase our local presence in emerging areas, we have: (i) completed strategic acquisitions and investments in the UK, The Netherlands and Italy; (ii) we opened a marketing office in Dubai from which we have pursued and secured projects in Saudi Arabia, Pakistan, and Qatar; and (iii) we have also opened an office in Algeria to coordinate our projects being performed in that country. We intend to continue to pursue organic growth in new markets as well as take advantage of such opportunities as may occur to acquire or partner with high quality company that accelerate our access to, and provide us with a local presence in, new markets.

•	Attract and retain highly qualified personnel. As a service business, our success depends on our ability to attract, train and retain highly skilled professionals. As a result, we seek to recruit highly skilled personnel, facilitate their professional development and create a business atmosphere that encourages their continued employment. As of December 31, 2005, we had 977 total employees, of which 816 were billable employees. As of that date, approximately 61% of our billable employees were employed outside of the United States. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates. Recognizing the critical importance of retaining highly qualified personnel for our business, we work closely with our employees to develop and enhance the technical, professional and management skills required to be successful at our company. Our senior management believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. For example, Dean J. Douglas, our chief executive officer, hosts monthly teleconference meetings with all employees to foster an open working environment. We recognize that preserving our culture requires our employees to have a stake in the success of our business. For that reason, we have granted stock options to a significant majority of our employees, including our clerical and administrative support staff. We also invest in all of our professionals by expanding their professional education through our Wireless Institute, which provides training for our engineers and our customers covering the latest technologies developed and deployed throughout the world.

Customers and Backlog
      We provide consulting, design, deployment, and operations and maintenance services to wireless service providers, telecommunications equipment vendors, satellite service providers, systems integrators and tower companies. In 2005, revenues from Sprint were 18.8% of our total revenues, revenues from Saudi Telecom were 16.1% of our total revenues and revenues from Algeria Telecom Mobilis were 16.0% of our total revenues. Some of our other customers include:

Cingular
Ericsson
Nokia
Telfort
T-Mobile
U.S. Cellular
Huawei
Vodafone
      Our top ten customers accounted for 81.1% of total revenues for the year ended December 31, 2005.
      Our firm backlog was approximately $79.1 million at December 31, 2005. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $7.9 million as of December 31, 2005. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment. Our contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience. Our firm backlog was approximately $59.8 million and our implied backlog was approximately $7.5 million at December 31, 2004.
Sales and Marketing
      We sell and market our consulting, design, deployment, and operations and maintenance services through the collaborative efforts of our sales force, our senior management, our marketing group and our Wireless Institute. Excluding our Wireless Institute staff, as of December 31, 2005, we employed 16 full-time sales and marketing staff, based in our offices in, Italy, the United Kingdom, Spain, the United States and The Netherlands.

Sales
      We have established sales forces in two regions of the world: (i) Americas and (ii) Europe, the Middle East and Africa. Our sales forces in those regions work in conjunction with our senior executives to develop new client relationships. Sales personnel and our senior management proactively establish contact with targeted prospects to identify potential sales opportunities and work to establish awareness and preference for our services. Because customers’ purchase decisions often involve an extended decision making process requiring involvement of their technical personnel, our sales personnel work collaboratively with our technical consulting and deployment personnel to develop new sales leads and secure new contracts. In developing countries, such as Saudi Arabia, we supplement our sales personnel with local representatives.

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

Wireless Institute
      Our Wireless Institute positions us well to generate additional sales opportunities. For over a decade, wireless service providers, equipment vendors, and others have used our Wireless Institute to train their personnel on the latest wireless technologies. Training customer employees and management often allows us to identify areas where our services may be needed by such customers. Members of the Wireless Institute’s staff often serve as an interface point between our clients and our sales professionals. Over the past five years, our Wireless Institute has taught more than 500 classes worldwide.
Competition
      The market for technical consulting, design, deployment, and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, we believe that the competition in Europe is particularly fragmented with numerous small, regional independent service providers. Our competitors fall into six broad categories:

•	internal staffs of wireless and wireline service providers;

•	telecommunications equipment vendors, such as Ericsson and Nortel, which frequently provide design and deployment services as part of an equipment sale or pursue large scale outsourcing contracts on an independent basis;

•	independent service companies, such as Wireless Facilities, Inc., which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services;

•	construction management and project management companies, such as Bechtel Group Inc. and General Dynamics, for the deployment of wireless networks;

•	tower ownership and management companies, such as Crown Castle International and American Tower Corporation, which provide tower deployment service capabilities; and

•	information technology and consulting companies such as Bearing Point, Inc., Logica and others, which have developed capabilities to deliver network consulting services to wireless service providers.
      Although the services provided by many of these competitors are comparable to the services we provide, there are areas where certain competitors may have an advantage over us. For example, telecommunications equipment vendors presumably know the relative strengths and weaknesses of their products better than the service providers who have no product offerings; construction management companies have more hands-on capabilities with respect to the construction aspects of a deployment project; and equipment vendors, construction companies and tower ownership and management companies have greater financial resources that allow them to offer financing and deferred payment arrangements. In addition, many of our competitors have significantly greater marketing resources, larger workforces and greater name recognition than us.
      We believe our ability to compete depends on a number of additional factors, which are outside of our control, including: (i) the willingness of competitors to finance customers’ projects on favorable terms; (ii) the ability and willingness of customers to rely on their internal staffs to perform services themselves; and (iii) the customer’s desire to bundle equipment and services.
      We believe that the principal competitive factors in our market include independence, expertise in new and evolving technologies, industry experience, ability to deliver end-to-end services, ability to provide hardware and technology-independent solutions, ability to deliver results within budget and on time, worldwide depth of resources, and reputation and competitive pricing. In particular, we believe that the breadth of our service offerings, the efficiencies of our processes, our ability to integrate new technologies and equipment from multiple vendors, our ability to provide training for our customers through our Wireless Institute and the high quality of our professional staff provide us with a competitive advantage.

Employees
      As of December 31, 2005, we had 977 total employees worldwide. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we have not experienced any work stoppages.
International Operations
      During the last five years, we have entered into a number of strategic acquisitions and investments to enhance our international wireless capabilities and establish a local presence in several countries. Our operations in the United Kingdom, Italy, and The Netherlands are a direct result of three such investments. In 2005, 37.6% of our revenues in the EMEA region were derived from these three countries.
      We also establish local capabilities by virtue of receiving an award of a project in a new country. More recent examples of this type of expansion are Saudi Arabia and Algeria, which comprised 57.8% of our revenues in the EMEA region in 2005.
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
      For financial information about our international operations, please see note 15 to our consolidated financial statements on page 69.
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
      We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of large projects. As these projects wind down to completion, we face the task of replacing such revenues with new projects. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results. For example, for the year ended December 31, 2005, our largest project was for Sprint, which comprised 18.8% of our total revenues.

We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with these customers were harmed our business would suffer.
      For the years ended December 31, 2004 and 2005, we derived 81.2% and 81.1%, respectively, of our total revenues from our ten largest customers. We believe that a limited number of customers will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

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
      The level of merger activity among telecommunications operators has increased markedly in the past twenty-four months and this trend is continuing. One of our customers, AT&T Wireless, has merged with Cingular and one of our largest customers, Sprint, has merged with Nextel. These consolidations have and will reduce the number of companies comprising that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. Because we have historically derived a significant portion of our revenues in any given year from a limited number of large projects and at any given time we may not be able to reduce costs in response to any decrease in our revenues. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.

Many of our customers face difficulties in obtaining financing to fund the expansion of their wireless networks, including deployments and upgrades, which may reduce demand for our services.
      Due to downturns in the financial markets which began in 2000, and specifically within the telecommunications financial markets, many of our customers or potential customers have had and may continue to have trouble obtaining financing to fund the expansion or improvement of their wireless networks. Some customers have also found it difficult to predict demand for their products and services. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. Our customers may slow or postpone deployment of new networks and development of new products, which reduces the demand for our services.

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
      Our firm backlog was approximately $79.1 million at December 31, 2005. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met:

•	the price of the work to be done is fixed;

•	the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and

•	there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed.
      We also had implied backlog of approximately $7.9 million as of December 31, 2005. We define implied backlog as the estimated revenues from master service agreements and similar arrangements which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.
      Our backlog includes orders under contracts that in some cases extend for several years. The amount of our backlog that we may recognize as revenues during any fiscal quarter may vary significantly because the receipt and timing of any revenues is subject to various contingencies, many of which are beyond our control. Further, the actual realization of revenues on engagements included in our backlog may never occur or may change because a project schedule could change or the project could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog at December 31, 2005 our operating results for our 2006 fiscal year as well as future reporting periods may be materially harmed due to decreased revenues.

A large percentage of our revenues comes from fixed price contracts, which require us to bear the risk of cost overruns.
      A large percentage of our revenues are derived from fixed price contracts and our reliance on fixed price contracts may continue to grow. The portion of our revenues from fixed price contracts for the years ended December 31, 2003, 2004 and 2005 was 79.1%, 74.4% and 75.6%, respectively. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

Because we recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, increases in estimated project costs could cause fluctuations in our quarterly results and adversely affect our operating results.
      We recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, which requires considerable judgment since this technique relies upon estimates or budgets. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and recognize revenues based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date to progress achieved against project milestones to determine if the percentage of completion is reasonable. Accordingly, the revenues that we recognize in a given quarter depend on, among other things, costs we have incurred for individual projects and our then current estimates of the total costs of the individual projects. If in any period we significantly increase our estimate of the total costs to complete a given project, we may recognize very little or no additional revenues with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that our cost estimates fluctuate over time or differ from actual costs, our operating results may be materially affected. As a result of these challenges associated with fixed price contracts, our gross profit in future periods may be significantly reduced or eliminated.

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
      Customers outside the United States accounted for 42.4% and 58.2% of our revenues for the years ended December 31, 2004 and December 31, 2005, respectively. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

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

      Expansion of our international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could harm our results of operations. In addition, the high cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 and with implementing regulations from the Securities and Exchange Commission with further guidance from the Public Company Accounting Oversight Board might also adversely affect our international operations where the tremendous time burdens associated with such compliance could further reduce our profitability.

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

We may not be able to successfully achieve the expected benefits of our future acquisitions or strategic partnering relationships.
      We may make future acquisitions of, or investments in, other companies or technologies or enter into strategic partnering relationships. Our strategy for acquisitions, investments and strategic partnering arrangements is designed to either: (i) allow us to expand our current service offerings into areas that offer attractive recurring revenue opportunities; or (ii) accelerate our access to, and provide us with a local presence in, new markets. We may not be able to successfully increase our service offerings or gain ground in new markets.

Future acquisitions of new companies or technologies and future strategic partnering relationships may result in disruption to our business and expose us to risks associated with acquisitions and such relationships.
      Any future acquisitions, investments or strategic partnering relationships may require additional debt or equity financing, or the issuance of shares, which could be dilutive to our existing stockholders. In addition, our operating results may suffer as a result of any acquisition-related costs or impairment of goodwill and other intangible assets acquired in connection with an acquisition. In addition, such activities could expose us to a number of other risks and challenges, including:

•	diversion of management’s attention and resources;

•	potential loss of key employees and customers of acquired companies;

•	difficult and costly integration of operations;

•	lack of experience operating in the geographic market or industry sector of an acquired business;

•	disputes with a strategic partner;

•	an increase in our expenses and working capital requirements; and

•	exposure to unanticipated contingent liabilities.
      Any of these and other factors could disrupt our business and harm our ability to achieve the anticipated benefits of an acquisition, investment or strategic partnering relationship.

Our ability to reduce our general and administrative expenses is limited.
      Because a significant portion of our general and administrative expenses are fixed, our ability to reduce those expenses in proportion to any decrease in the revenues we generate is limited. The enactment of the Sarbanes-Oxley Act of 2002, and implementing regulations, has significantly increased the cost of being a public company. Our costs in 2004 and 2005 to comply with Sarbanes-Oxley 404 requirements were approximately $1.4 million and $1.1 million respectively. Sarbanes-Oxley compliance is particularly difficult for us given the international scope of our operations and our overall cost of compliance relative to our size. Our international reach also brings a need for local general and administrative capabilities to accommodate local practices and comply with local legal requirements, including employment, tax and similar matters. We believe that our ability to reduce these expenses significantly without materially changing our strategy of localization and potentially jeopardizing our continued legal compliance is limited. As a result, we do not expect that we will always be able to reduce these expenses in proportion to significant decreases in our revenues, which could have a material adverse effect on our net margins.

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
      The wireless networks that we design, deploy and manage are subject to various FCC regulations in the United States and other international regulations. These regulations require that these networks meet certain radio frequency emission standards and not cause interference to other services, and in some cases accept interference from other services. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could have a harmful effect on our business, operating results, liquidity and financial position.

We may be unable to satisfy the accounting guidelines that govern the determination of the realizable value of a deferred tax asset in a given tax jurisdiction, thus eliminating our ability to recognize as an asset the tax benefit of operating losses in the same jurisdiction and causing a reduction in our overall consolidated profitability.
      There are stringent rules that govern the realizable value of a deferred tax asset. As we closed out the fourth quarter of 2004, we determined that our circumstances in the US tax jurisdiction had changed to such an extent that it was appropriate to establish a valuation allowance for a large part of the US deferred tax assets, and this resulted in an increased tax expense of $3.4 million in the fourth quarter of 2004 and precludes us from recognizing any US tax benefits or deferred tax assets in 2005 and in the foreseeable future.

If we fail to retain our key personnel and attract and retain additional qualified personnel, our ability to operate our business may be adversely affected.
      Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key personnel. We cannot guarantee that we will be able to attract and retain key personnel or executive management in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth. The loss of any of our key employees, in particular Dean J. Douglas our chief executive officer, could adversely affect our ability to generate revenues and operate our business. We do not have an employment agreement or any other agreement that obligates Mr. Douglas to remain with us.

RF Investors, L.L.C., whose interests may not be aligned with yours, controls our company, which could result in actions of which you or other stockholders do not approve.
      RF Investors owns all of the outstanding shares of our outstanding class B common stock, which carries 10 to 1 voting rights and represents approximately 68.5% of the combined voting power of our class A and class B common stock. These shares may be sold without the participation of any other stockholder in the sale; however, when shares of class B common stock are sold, the shares automatically convert to class A common stock and lose the 10 to 1 voting rights. RF Investors, its parent company Telcom Ventures, L.L.C., and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and maintenance and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.
      RF Investors may also, by converting its shares of our class B common stock into shares of our class A common stock, obtain a sufficient number of shares of class A common stock (approximately 17.8% of the total outstanding shares of class A common stock) to influence the outcome of any vote on which the holders of class A common stock are entitled to vote together as a class.
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
      Assuming the conversion of all of RF Investors’ shares of class B common stock into shares of class A common stock, RF Investors owns 4,427,577 shares of class A common stock. An aggregate of approximately 4,981,646 shares of our class A common stock (including shares issuable upon conversion of class B common stock) held by RF Investors and our directors and executive officers are eligible for sale pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended.
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
      The stock market in general, and the market for technology-related stocks in particular, is highly volatile. As a result, the market price of our class A common stock is likely to be similarly volatile, and investors in our class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. In addition, for the period from January 1 to December 31, 2005, the average daily trading volume for our class A common stock as reported by The NASDAQ National Market was approximately 166,408 shares. Accordingly, the price of our class A common stock and the trading volume of our class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

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
      We currently lease approximately 155,000 square feet of office space at our headquarters in McLean, Virginia, under a ten-year lease expiring in 2007. We occupy approximately 59,000 square feet of the McLean facility and currently sublease approximately 96,000 square feet to subtenants.
      We lease approximately 35,000 square feet of office space at our Europe, Middle East and Africa, or EMEA, regional headquarters in London, England, under a 13-year lease expiring in September 2014. We occupy approximately 2,000 square feet of the London facility. In July 2004 we sublet approximately 4,000 square feet on a lease until 2014, with tenant-only break clauses at years 1, 3, and 6.
      In addition, we lease office space in connection with our local operations in South America (São Paulo, Brazil), the United Kingdom (Cambridge, Stockley, Park, Bath, Solihull, Newark, Enfield and Glasgow), Italy (Rome and Milan), and the Netherlands (’s Hertogenbosch) We also lease space in connection with our regional marketing efforts in Algeria, Spain, and Dubai. In connection with our projects, we lease project office space as required to perform contracts in various locations for our clients.
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
      Since completion of our initial public offering in September 1996, our class A common stock has been quoted on the NASDAQ National Market under the trading symbol “LCCI.” As of March 1, 2006, there were 99 stockholders of record of the class A common stock and one stockholder of record of the class B common stock. As of March 1, 2006, we estimate there were in excess of 3,600 beneficial holders of class A common stock. The following table summarizes the high and low sales prices of the class A common stock by fiscal quarter for 2004 and 2005 as reported on the NASDAQ National Market:

Quarter Ended:	2004

March 31	$5.06 to $9.81
June 30	$3.36 to $6.48
September 30	$3.02 to $4.98
December 31	$3.06 to $6.05

Quarter Ended:	2005

March 31	$3.80 to $5.88
June 30	$3.00 to $4.69
September 30	$2.01 to $3.93
December 31	$2.35 to $3.33
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

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by securities holders
Amended and Restated Equity Incentive Plan	3,313,609	$4.56	1,629,583
Directors Stock Option Plan (Class A Common Stock)	152,400	8.33	91,600
Employee Stock Purchase Plan	—	—	369,504
Equity compensation plans not approved by security holders	—	—	—

Total	3,466,009	$4.73	2,090,687

      Note: We have outstanding 1,068,000 unvested stock units of class A common stock granted in 2005 under the Amended and Restated Equity Incentive Plan not included in the above table.

Item 6.	Selected Financial Data
      Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2005, which have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Form 10-K.

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Revenues	$130,609	$67,069	$108,439	$193,158	$193,973
Cost of revenues (exclusive of depreciation shown separately below)	103,535	58,429	88,998	158,847	160,878

Gross profit	27,074	8,640	19,441	34,311	33,095

Operating expenses:
Sales and marketing	7,068	8,095	6,624	7,986	8,128
General and administrative	15,978	20,311	18,508	27,446	30,141
Restructuring charge (recovery)	—	13,522	(2)	(1,166)	598
Gain on sale of tower portfolio and administration, net	(2,998)	(2,000)	—	—	—
Depreciation and amortization	3,012	2,884	3,860	2,715	2,996

Total operating expenses	23,060	42,812	28,990	36,981	41,863

Operating income (loss)	4,014	(34,172)	(9,549)	(2,670)	(8,768)

Other income (expense)
Interest income (expense), net	1,886	818	325	(79)	(152)
Other	22,113	(3,767)	1,218	1,395	(890)

Total other income (expense)	23,999	(2,949)	1,543	1,316	(1,042)

Income (loss) before income taxes	28,013	(37,121)	(8,006)	(1,354)	(9,810)
Provision (benefit) for income taxes	11,041	(8,451)	(1,483)	4,957	2,717

Net income (loss)	$16,972	$(28,670)	$(6,523)	$(6,311)	$(12,527)

Net income (loss) per share:
Basic	$0.83	$(1.37)	$(0.31)	$(0.26)	$(0.51)

Diluted	$0.81	$(1.37)	$(0.31)	$(0.26)	$(0.51)

Weighted average shares outstanding:
Basic	20,571	20,902	21,292	24,381	24,524
Diluted	20,916	20,902	21,292	24,381	24,524
Consolidated Balance Sheet Data (at year-end):
Cash and short-term investments	$53,142	$39,329	$31,031	$23,092	$15,337
Working capital	72,134	49,959	54,980	49,658	37,770
Goodwill and intangibles, net	637	11,273	11,958	12,848	11,326
Total assets	112,231	96,723	118,591	120,807	118,953
Total debt	—	—	1,840	147	2,975
Shareholders’ equity	85,804	61,088	69,768	67,705	53,751

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.
Overview
      We provide integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to operations and maintenance services. We have been successful on occasion in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and/or deployment services also enable us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.
      We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).
      Americas: Headquartered in McLean, Virginia, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In 2005, Americas generated approximately 44% of our total revenue.
      EMEA: Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Germany, Spain, Greece, Saudi Arabia and the Middle East. In 2005, EMEA generated approximately 56% of our total revenue.
      Nonreportable segments: This segment of our business includes our operations in Asia, the Wireless Institute, LCC Wireline and Corporate. In 2005, these combined operations generated less than 1% of our total revenues. We provide training to our engineers and customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world. LCC Wireline ceased operations in the first quarter of 2005.
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
      Another critical statistic that we monitor is our contract backlog, which at December 31, 2005, comprised firm backlog of $79.1 million and implied backlog of $7.9 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
      Since 2000, we have engaged in a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 2000, we sold our tower business for cash proceeds of about $72 million; and in 2001, we sold certain of our interests in NextWave Telecom, Inc., or NextWave, for cash proceeds of about $21 million. Later in that year and during 2002, we acquired operations in our EMEA region, which required cash of approximately $10 million. In 2003 we sold further interests in NextWave for another $1 million and we initiated our investment in the joint venture in China, which required total cash commitments of about $1.1 million. In 2004, we sold an unsecured claim against NextWave for $0.8 million and recorded an impairment charge of $0.2 million for our investment in the joint venture in China, following changes in the local business conditions. In the second quarter of 2005, the Company received cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings. In the fourth quarter of 2005, we sold off the one remaining tower that we owned for $0.3 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
Trends That Have Affected or May Affect Results of Operations and Financial Condition
      The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self perform work) on our large programs and the associated margin degradation;

•	customers agreeing to exclude construction services from fixed-price contracts, and

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.
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
      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 13.2% and 18.7% of our total revenues for the years ended December 31, 2004 and 2005, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.

      In 2005, approximately 37.2% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 37.6% in 2004. To the extent that we are successful in reducing the amount of construction related activities in our North America deployment operations, we expect that the composition of our revenues by delivery method will vary so as to increase the proportion of services that we perform ourselves through our own workforce and decrease the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our North American revenues and to increase our average gross margins because subcontracted work generally commands lower margins.
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
Revenues, Cost of Revenues and Gross Margins

	Years Ended December 31,

	2003	2004	2005

	(in thousands)	(in thousands)	(in thousands)
Revenues:
Americas	$53,086	$110,007	$84,809
EMEA	53,296	78,172	107,844
Nonreportable segments	2,057	4,979	1,320

	$108,439	$193,158	$193,973

		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$45,403	85.5%	$94,664	86.1%	$78,459	92.5%
EMEA	42,196	79.2%	60,511	77.4%	81,471	75.5%
Nonreportable segments	1,399	68.0%	3,672	73.7%	948	71.8%

	$88,998	82.1%	$158,847	82.2%	$160,878	82.9%

Gross margin:
Americas	$7,683	14.5%	$15,343	13.9%	$6,350	7.5%
EMEA	11,100	20.8%	17,661	22.6%	26,373	24.5%
Nonreportable segments	658	32.0%	1,307	26.3%	372	28.2%

	$19,441	17.9%	$34,311	17.8%	$33,095	17.1%

Americas
      In 2003, the wireless market improved and opportunities increased for both RF/wireless design work and for network deployment. In the second half of 2003, we began to recognize revenues associated with two large network deployment contracts awarded earlier in that year, US Cellular and Sprint. The award of these major contracts, together with the steady growth in the region’s RF/wireless design business, enabled the region to bring its gross margins into a more normal expected range. During the year, the region increased its use of subcontractors for the construction of cell sites in its network deployment business, and this also contributed to an increase in its cost of revenues. In 2003, subcontractors represented 17% of the total revenue delivered by the region.
      In 2004, the revenue and gross margins for the region were dominated by the execution of the US Cellular and Sprint network deployment contracts, which were in backlog at the start of the year. Network deployment represented $72.4 million of revenue, up 193% over the previous year. We continued to use subcontractors for the construction of cell sites in our network deployment business, and in 2004 about 47.8% of our network deployment revenue was attributable to subcontractors compared to 17% in 2003. The RF/wireless design business represented revenue of $37.6 million, an increase of 32.5% over the previous year. Cost of revenues and gross margins for 2004 reflected the mix of the business and the high proportion of subcontractor costs, so that gross margins for network deployment and for RF/wireless design amounted to 11.4% and 18.9% respectively, compared to 7.2% and 21.1% in 2003, respectively. The overall gross margin for the region was not materially different in 2004 compared to 2003.

      In 2005, total revenues for the region were $84.8 million, a decline of $25.2 million from 2004. Deployment revenues were $45.0 million, down $27.4 million from 2004. The decline is primarily due to the winding down of the US Cellular project. RF/wireless design revenues were $39.8 million, up $2.2 million from 2004. Cost of revenues was $78.5 million for 2005, a decline of $16.2 million compared to 2004. The gross margin for the region during 2005 was 7.5% compared to 13.9% for 2004. A review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected, primarily due to escalating construction costs. As a result it was necessary to adjust the inception-to-date gross profit downward to recognize the effects of the lower margin. This resulted in a decrease to earnings of $3.6 million in the second quarter. In late September, the Company successfully amended this contract and a similar contract with the same customer in the southeast region of the United States. As a result, in the third quarter of 2005, it was necessary to adjust the inception-to-date gross profit for the two contracts upward to recognize the positive benefits of the contract amendments. This resulted in an increase to earnings of $3.1 million in the third quarter. In the fourth quarter of 2005 construction costs continued to increase due to increased international demand for building materials and rising labor costs for construction in the United States associated with reconstruction along the Gulf coast. As a result, we had to lower the booking margins for these two contracts. This caused earnings to be $0.6 million lower in the fourth quarter than they would have been if the margin adjustments had not been made. Gross margin for the deployment business in 2005 was 1.4%. Gross margin for RF/wireless design was 14.4% for the same period. The loss from operations for 2005 was $0.3 million, as compares to income from operations of $9.3 million in 2004.
      Because the Company is seeking to reduce the amount of construction work that it subcontracts then bills to its North American deployment customers, it is reasonable to expect that revenues in the Americas will decline in the near term. However, this should improve the gross margin percentage and reduce the construction risk associated with deployment revenues.
EMEA
      In 2003, operations in the developed countries, primarily Europe, grew and we won additional projects in Algeria. Total revenues in 2003 amounted to $53.3 million, an increase of $18.5 million over the previous year; $12.5 million of this increase was attributable to Algeria. Gross margin for the region increased to 20.8% of revenue, which reflected improved efficiencies as the acquired operations in developed countries grew in volume, coupled with a higher proportion of self-perform services from the Algerian projects, which typically carry lower cost of revenues.
      In 2004, we expanded our operations in lesser developed countries as we commenced a multi-year service project in Saudi Arabia and continued our consultancy and deployment activities in Algeria. Revenues for the year grew to $78.2 million, an increase of $24.9 million over the previous year. Growth in our business in developed countries accounted for about $5 million of this increase, while lesser developed countries accounted for about $18 million; of this latter increase, $16 million was attributable to Saudi Arabia. Developed countries generated about 58% of our revenue and about 37% of our gross profits, while lesser developed countries generated about 42% of our revenues and 63% of our gross profits. Gross margins improved from 20.8% of revenues in 2003 to 22.6% in 2004, largely due to the increased mix of more profitable business in lesser developed countries, most of which is represented by time and materials contracts.
      In 2005, revenues for the year grew to $107.8 million, an increase of $29.7 million over the previous year. The entire growth in revenue was attributable to the lesser developed countries. Saudi revenue growth for 2005 was $15.6 million with Algerian revenue growth of $16.8 million. Lesser developed countries generated 70% of 2005 gross profits. Overall gross margins improved in the year to 24.5% from the 22.6% in 2004, largely due to the higher margins produced in the lesser developed countries.
Nonreportable Segments
      Nonreportable segments generated revenues of $2.1 million and $5.0 million in 2003 and 2004, respectively, which consisted of revenues from our Asia operations, our Wireless Institute and LCC Wireline.

In 2003, we formed LCC Wireline, which focused on providing technical services to CLECs and ILECs. It is this operation that accounted for the growth from 2003 to 2004 in revenues of about $3.0 million and gross profits of $0.7 million.
      In 2003, we purchased a 49% share in a joint venture in Beijing, China, with the objective of pursuing opportunities in China primarily through this joint venture. In 2004, we determined with our partner, Bright Oceans Communications Consulting (“BOCO”), that this no longer represented a viable strategy, and we agreed with our partner to close the joint venture. Liquidation of the joint venture was completed in the fourth quarter of 2005.
      In 2005 the non-reportable segments generated revenues of $1.3 million, down $3.7 million from 2004. This decline is primarily attributable to the Wireline division, which ceased operations in the first quarter of 2005 and the closure of our Beijing, China office as part of the restructuring in the second quarter of 2005. During 2005, there was a loss from operations of $16.2 million for the nonreportable segments, which compares to a loss from operations of $13.5 million for 2004. The majority of this loss is attributable to Corporate general and administrative costs, which are included in the nonreportable segment and are not allocated to the Americas or EMEA.
Operating Expenses

	Year Ended December 31,

	2003	2004	2005

	(i	n thusands)
Sales and marketing
Americas	$3,554	$3,436	$2,333
EMEA	1,831	3,682	5,482
Nonreportable segments	1,239	868	313

	6,624	7,986	8,128
Bad debt expense (recovery)
Americas	23	100	223
EMEA	(2,052)	26	254
Nonreportable segments	(390)	19	251

	(2,419)	145	728
Shareholder note compensation
Americas	—	—	—
EMEA	—	—	—
Nonreportable segments	—	1,240	—

	—	1,240	—
Other general and administrative
Americas	1,901	2,047	2,770
EMEA	8,217	11,192	10,974
Nonreportable segments	10,809	12,822	15,669

	20,927	26,061	29,413
Total general and administrative
Americas	1,924	2,147	2,993
EMEA	6,165	11,218	11,228
Nonreportable segments	10,419	14,081	15,920

	18,508	27,446	30,141

	Year Ended December 31,

	2003	2004	2005

	(i	n thusands)
Restructuring charge (recovery)
Americas	(460)	(29)	641
EMEA	458	(567)	—
Nonreportable segments	—	(570)	(43)

	(2)	(1,166)	598
Depreciation and amortization
Americas	401	492	635
EMEA	2,873	1,818	2,016
Nonreportable segments	586	405	345

	3,860	2,715	2,996
Total
Americas	5,419	6,046	6,602
EMEA	11,327	16,151	18,726
Nonreportable segments	12,244	14,784	16,535

	$28,990	$36,981	$41,863

Sales and marketing expenses
      Sales and marketing expenses increased from 2003 to 2004 by about $1.4 million or 21%. The increase was largely attributable to sales commissions in our new businesses in EMEA, particularly in Saudi Arabia.
      In 2005, sales and marketing expenses increased by $0.1 million dollars. Sales and marketing costs increased $1.8 million in EMEA due primarily to an increase in commission expense relating to the technical consulting contract in Saudi Arabia. Sales and marketing expenses declined $1.1 million in the Americas and $0.6 million in the nonreportable segments primarily as a result of the cost restructuring undertaken during the second quarter.

Net bad debt expense (recovery)
      In 2002, the Company wrote off $1.9 million attributable to a provision against the receivable arising on a project in Algeria. In 2003, the entire amount previously provided for in 2002 for the Algerian project was subsequently recovered. In 2004 the Company had bad debt expense of $0.1 million. In 2005, we had bad debt expense of $0.7 million, of which $0.6 million was recorded in the fourth quarter. The 2005 bad debt expense was evenly divided amongst the segments and was not associated with any single customer nor with a single project.

Shareholder note compensation
      Shareholder note compensation relates to cash and non-cash compensation arising from the loan made to our then Chief Executive Officer, C. Thomas Faulders, III, in 1999, a portion of which was subsequently deemed discharged in 2004. On December 10, 2004, we entered into an agreement with Mr. Faulders, pursuant to which we purchased certain shares that Mr. Faulders held in our company and returned these shares to our treasury account, where they are available for reissue. Mr. Faulders used the proceeds from his sale of these shares, approximately $0.9 million, to reduce his indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represents non-cash compensation to Mr. Faulders. We also paid Mr. Faulders cash compensation in the form of a bonus of approximately $0.5 million to assist him in covering his tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses in 2004.

Other general and administrative expenses
      In 2003, other general and administrative expenses increased by $3.5 million or 20% compared to the previous year, reflecting a full year’s cost of support for the acquired operations, their subsequent growth, and support for the additional contracts in Algeria. In 2004, other general and administrative expenses increased by a further $5.2 million or 25%, primarily attributable to increases in costs in our EMEA region of $3.0 million and in our corporate costs of $1.4 million. In EMEA, the increase was driven by support for new businesses in Saudi Arabia and Germany, expansion of our activities in the Netherlands, and severance and downsizing costs for Italy. The increase in our corporate costs was attributable to the costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2005, other general and administrative expenses were $29.4 million, an increase of $3.4 million or 12.9%. Most of this increase occurred in the nonreportable segments which includes Corporate general and administrative expenses. Corporate general and administrative expenses were higher due to increased employee benefits costs, the costs of bringing onboard a new CEO, and costs associated with the restatement. Other general and administrative expenses for EMEA in 2005 include a management performance bonus.

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
      During the second quarter of 2005, we adopted a restructuring plan and recorded a net restructuring charge of $0.8 million. Included in the restructuring charge was $0.8 million for severance related to the elimination of 48 positions in Corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing facilities and disposing of assets. Because we reoccupied some of the leased office space that had previously been included in the reserve for restructuring, the reserve was reduced by $0.2 million in the second quarter of 2005. In the fourth quarter, we reduced the restructuring reserve by approximately $0.1 million due to a recovery of sublease income.

Depreciation
      In 2003, we ceased using the trade name acquired at the time of the purchase of Smith Woolley Telecom in January 2002. Therefore, depreciation and amortization expense in 2003 included the write off about $0.5 million, which was the unamortized balance of intangible cost allocated to the trade name.

Other Income and Expense

	Years Ended December 31,

	2003	2004	2005

	(In	thusands	)
Other income (expense):
Interest income
Americas	22	27	52
EMEA	144	29	16
Nonreportable segments	281	118	98

	447	174	166
Interest expense
Americas	(6)	(6)	(4)
EMEA	(116)	(243)	(16)
Nonreportable segments	—	(4)	(298)

	(122)	(253)	(318)
Gain (loss) on equity investment
Americas	—	—	—
EMEA	—	—	19
Nonreportable segments	1,000	766	(34)

	1,000	766	(15)
Impairment of assets
Americas	—	—	—
EMEA	—	—	—
Nonreportable segments	—	(181)	—

	—	(181)	—
Other
Americas	1	(31)	(6)
EMEA	314	122	(159)
Nonreportable segments	(97)	719	(710)

	218	810	(875)
Total other
Americas	1	(31)	(6)
EMEA	314	122	(140)
Nonreportable segments	903	1,304	(744)

	1,218	1,395	(890)
Total
Americas	17	(10)	42
EMEA	342	(92)	(140)
Nonreportable segments	1,184	1,418	(944)

	$1,543	$1,316	$(1,042)

Interest income
      Interest income was reduced in 2004 as a result of lower average balances of cash deposits combined with decreases in available yields on short-term investments. Interest income in 2005 was reduced due to lower average balances of cash deposits.

Interest Expense
      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance. There is no maximum on the amount of receivables Detron can assign to NMB. Detron must repay the advances from NMB within 90 days or upon customer payment whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2% subject to a minimum of 5.75% per year. As of December 31, 2003 and 2004 Detron had $1.8 million and $0.1 million outstanding under the credit facility at an interest rate of 5.75%. The agreement had an initial term of two years and was terminated on January 26, 2005.
      On July 18, 2005, the Company, and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together collectively referred to as the “Financing Documents”). Outstanding advances under the Financing Documents bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,500 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional amount of $1,000,000 for a total of $5,000,000. The terms and conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to $37,000. At December 31, 2005, the Company had $2,975,057 outstanding under the Financing Documents. Total interest expense for the year was $318,393, of which $271,773 was attributable to interest and fees arising from the financing arrangement with CFC.

Gain (loss) on investments
      In 2004, we received cash of approximately $0.8 million for the sale of our general unsecured claim against NextWave, which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997. In the second quarter of 2005, the Company received cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings. In the fourth quarter of 2005, we sold off the one remaining tower that we owned for $0.3 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

Impairment of investments
      In 2004 we recorded impairment charges of $0.2 million relating to our investment in the BOCO joint venture in China.

Other income (loss)
      In 2004, we recorded gains on foreign currencies of $1.0 million, mostly attributable to the appreciation of the Euro against the Dollar in the second half of the year. In 2005, we recorded losses on foreign currencies of $1.7 million due to the appreciation of the dollar against the Euro and the British pound throughout the year.

Income (Loss) Before Taxes

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Segment Income Before Taxes
Americas	$1,821	$9,258	$431
EMEA	573	851	7,507
Nonreportable transactions	(10,402)	(12,629)	(17,150)

	(8,008)	(2,520)	(9,212)
Restructuring charge (recovery)
Americas	(460)	(29)	641
EMEA	458	(567)	—
Nonreportable transactions	—	(570)	(43)

	(2)	(1,166)	598
Income (Loss) Before Taxes
Americas	2,281	9,287	(210)
EMEA	115	1,418	7,507
Nonreportable transactions	(10,402)	(12,059)	(17,107)

	$(8,006)	$(1,354)	$(9,810)
Tax Expense
      The increase in the income tax provision and effective tax rate from 2003 to 2004 is primarily attributable to additional valuation allowances and other adjustments against net operating losses. As a net result of these additional valuation allowances and adjustments, we incurred a charge to the income tax provision of approximately $5.0 million. In addition, there were significant increases in branch income, primarily in Saudi Arabia, which was subject to tax in both the branch jurisdiction and in the parent company jurisdiction. In 2005, we recorded tax expense of $2.7 million. Of that amount, $3.2 million is for foreign taxes primarily associated with our profitable operations in Saudi Arabia and Algeria. This is partially offset by a tax benefit of $0.5 million in the United States attributable to an expected tax refund of income tax paid in prior years.
      As of December 31, 2004, a valuation allowance has been established because we do not have a sufficient history of taxable income at this time to conclude that it is more likely than not that the tax benefit of the net operating loss carryforwards will be realized. We reached this conclusion after reviewing our historical operating losses for tax and financial statement purposes as well as our recent history of earnings and taxable income. An additional valuation allowance of $3.3 million has been established in 2005.
      We believe that, as of December 31, 2005, our cumulative historical losses, along with other qualitative factors and uncertainties concerning our business and industry, outweigh the positive evidence supporting the realizability of the tax benefit of our net operating loss carryforwards. However, it is possible that an analysis of our financial results in future periods will provide sufficient positive evidence to indicate that the tax benefit of our cumulative loss carryforward can be realized, at which time we would expect a reversal of some or all of the remaining valuation allowance.
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
      In 2005, revenues of $194.0 million generated an operating loss of $8.8 million. Other expenses, primarily losses on foreign currencies, increased the loss by $1.0 million, resulting in a loss before taxes of $9.8 million. We recorded tax expense of $2.7 million, which resulted in a reported net loss of $12.5 million.
Liquidity and Capital Resources
      The following discussion relates to our sources and uses of cash and cash requirements during 2003, 2004, and 2005.

Sources and Uses of Cash

	Years Ended December 31,

	2003	2004	2005

	(in	thosands)
Net cash used in operating activities	$(20,055)	$(4,696)	$(8,079)
Net cash used in investing activities	(2,715)	(3,347)	(2,462)
Net cash provided by (used in) financing activities	13,842	723	3,421
Effect of exchange rates on cash and cash equivalents	364	307	(614)

Net decrease in cash and cash equivalents	$(8,564)	$(7,013)	$(7,734)

      In 2003, the level of operational activities increased significantly, with revenues increasing to $108.4 million and operating losses decreasing to $9.5 million. Cash used in operations increased to $20.1 million which consisted of $4.7 million to fund operating losses and $22.8 million to finance growth in our operating assets and liabilities, offset by the receipt of $8.6 million of tax refunds. Cash used in investing activities was $2.7 million, of which $1.8 million was for property and equipment purchases and $1.0 million for business acquisitions (primarily the joint venture in China). Financing activities generated $13.8 million, of which $11.5 million was the net proceeds from the public offering of 3,050,000 shares of our class A common stock. Additionally, $1.9 million was provided by the drawdowns on the line of credit established for Detron in The Netherlands. The effect of exchange rates caused cash to increase by $0.4 million. Overall, cash decreased by $8.6 million in 2003.
      In 2004, the level of operational activities grew by more than 78%, with revenues increasing to $193.2 million and operating losses decreasing to $2.7 million after expensing the shareholder note compensation of $1.2 million. Cash used in operations decreased to $4.7 million, which consisted of $3.5 million to fund operating losses and $1.2 million to finance growth in our operating assets and liabilities. Cash used in investing activities was $3.3 million, of which $3.0 million was for property and equipment purchases and $0.4 million for the joint venture in China. Financing activities generated $0.7 million, of which $1.4 million was the net proceeds from the exercise of options and $1.0 million from the sale of short term investments and reduction of restricted cash, offset by net repayments of $1.9 million on the line of credit established for Detron. The effect of exchange rates caused cash to decrease $0.3 million. Overall, cash decreased by $7.3 million in 2004.
      In 2005 operational activities were about the same as 2004. However, revenues of $194.0 million resulted in an operating loss of $8.8 million. Cash used in operating activities in the period was $8.1 million, primarily as a result of the loss from operations. Cash used in investing activities was $2.5 million, a large part of which was attributable to the purchase of test and measurement equipment in the EMEA region, while cash generated by financing activities was $3.4 million primarily associated with $2.9 million of increased borrowings. The effect of exchange rates caused cash to decrease $0.6 million. Overall, cash decreased by $7.7 million in 2005.

Cash Requirements

	Years Ended December 31,

	2004	2005

	(in thousands)
Cash and cash equivalents	$21,930	$14,196
Restricted cash	1,162	1,141
Short-term investments	—	—

Total cash and short-term investments	$23,092	$15,337

Line of credit	$147	$2,975

Working capital	$49,658	$37,770

      Future requirements of cash are likely to be affected by the continued changes in working capital, which are primarily caused by changes in receivables and work in progress as work is performed ahead of contractual billing milestones, as milestones are achieved and billed, and as payments are received from the customers. If we are successful in our strategy to exclude construction costs from North America deployment contracts and are able to sell more high-margin services such as RF engineering and consulting, our need to fund high levels of working capital should decline. Over the next year, we expect that working capital will remain at similar levels to those experienced over the past year, and we expect that our cash balances will remain comparable to current levels. We believe that for at least the next twelve months we have adequate cash and access to financing to fund our operations.
      Existing contractual obligations are primarily limited to operating leases, mostly for office facilities. Those obligations are set out below. Fixed lease obligations are partly offset by income from sublease agreements. Our operating lease obligations at December 31, 2005 are as follows (in thousands):

	Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$21,179	$8,281	$10,197	$1,401	$1,300
Sublease income	$3,591	$1,553	$1,228	$324	$486
      Purchases of property and equipment are primarily related to project requirements, but are relatively insignificant compared to other requirements. From time to time, we have made acquisitions and investments in joint ventures, and it is possible that this may be a source of cash requirements at some time in the future. There are no immediate plans or commitments of this nature, which would result in significant cash requirements. Taxes are likely to be a cash requirement in the future for profitable foreign operations.
      In 2003, we established a line of credit for our subsidiary in The Netherlands, collateralized by Detron’s outstanding accounts receivable, and in 2004 we have repaid advances so that only $0.1 million of the line of credit was outstanding at December 31, 2004. This line of credit was terminated in the first quarter of 2005.
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

      We had no material cash commitments as of December 31, 2004 other than to fund the payment for the purchase of the minority interest of Detron for approximately $0.9 million (please see note 7 of our consolidated financial statements on page 59). We have not engaged in any off-balance sheet financing.
      On July 18, 2005, the Company, and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design Services, LLC, a subsidiary of the Company, and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together collectively referred to as the “Financing Documents”).
      Under the Financing Documents, each of the Company and LCC Wireless Design Services, LLC may from time to time transfer to CFC in exchange for cash certain of its accounts receivable to be specified in its request. CFC has the right to determine in its sole discretion the amount of cash, if any, it is willing to advance with respect to any specified account receivable, which amount shall not exceed 80% of the face amount of the receivables presented. Any advances made by CFC under the Agreement are due and payable on demand. Under the original terms of the Agreement, the aggregate amount owed to CFC by the Company and LCC Wireless Design at any time may not exceed $3,000,000. In the event any transferred account receivable remains unpaid for the earlier of 90 days from the date funds were advanced by CFC on that receivable or 120 days from the original invoice date, the Company or LCC Wireless Design Services, LLC as the case may be, shall substitute an account receivable of equal or greater value for the unpaid account receivable or buy back the unpaid account receivable from CFC. Outstanding advances will bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. Each of the Company and LCC Wireless Design has guaranteed to CFC the performance of the other’s obligations under the Financing Documents and has pledged to CFC its respective accounts receivables from some of its customers to secure its respective obligations under the Financing Documents.
      The initial term of the Agreement was three months, with automatic term renewals for successive one-month periods unless cancelled by the Company or LCC Wireless Design Services, LLC thirty days prior to the last day of any term. In addition, either the Company and LCC Wireless Design Services, LLC or CFC may terminate the arrangement upon thirty days prior written notice and CFC may terminate the arrangement at any time following the occurrence of certain defined events of default or if the Company or LCC Wireless Design Services, LLC do not request any advances for a period of 90 consecutive days. On October 18 2005, the Company extended the Agreement until November 17, 2005. On November 17, 2005, the Company extended the Agreement until December 19, 2005. On December 13, 2005, the Company extended the Agreement until January 20, 2006. On January 20, 2006, the Company extended the Agreement until February 20, 2006. On February 7, 2006, the Company extended the Agreement until March 7, 2006. On March 15, 2006, the Company signed an amendment to the Fee Agreement that extended the term of the agreement for twelve months until March 16, 2007. The term shall automatically renew for successive twelve months unless cancelled by the Company 30 days prior to the end of the term. In the event the Company terminates the Fee Agreement before the expiration the term, the Company shall pay a termination fee of $50,000.
      On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,500 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1,000,000 for a total of $5,000,000. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to $37,000.
      Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At December 31,

2005, the Company had $2,975,057 outstanding under the Financing Documents. Total interest expense for the year was $313,393, of which $271,773 was attributable to interest and fees arising from the financing arrangement with CFC.
Critical Accounting Policies
      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue Recognition
      Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 74.4% in 2004 and 75.6% in 2005. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2004 and 2005, respectively, we had $28.7 million and $35.8 million of unbilled receivables.

Allowance for Doubtful Accounts
      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the years ended December 31, 2004 and 2005, we derived 81.2% and 81.1%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 73.3% and 70.7% of our net receivable balance as of December 31, 2004 and 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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
      Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $14.7 million and $18.0 million as of December 31, 2004 and 2005, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. The additional valuation allowance we recorded on the deferred tax assets for the year ended December 31, 2005 was approximately $3.3 million. These deferred tax assets primarily consist of net operating losses and tax credits carried forward. The net deferred tax assets as of December 31, 2004 and 2005 were $1.1 million and $1.1 million, respectively.

Restructuring Charge
      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, the broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of December 31, 2005 that we will receive $8.3 million in sublease income, of which $6.7 million is committed.
      During the second quarter of 2005, we adopted a restructuring plan and recorded a net restructuring charge of $0.8 million. Included in the restructuring charge was $0.8 million for severance related to the elimination of 48 positions in Corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing affiliates and disposing of assets. Because we reoccupied some of the leased office space that had previously been included in the reserve for restructuring in a prior period, the reserve was reduced by $0.2 million in the second quarter of 2005. In the fourth quarter, we reduced the restructuring reserve by approximately $0.1 million due to a recovery of sublease income.
Related Party Transactions
      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $71,000, $77,000 and $74,000 during 2003, 2004 and 2005, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $65,000, $82,000 and $67,000 during 2003, 2004 and 2005, respectively. At December 31, 2004 and 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $8,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.
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
      In July 2002, we acquired 51% of the outstanding shares of Detron LCC Network Services B.V., or Detron, a newly formed corporation in The Netherlands. We acquired the shares from Westminster, which transferred the shares to Detron Corporation B.V. in January 2003. Detron had certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded rent expense of approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. During 2003, 2004 and 2005 Detron seconded various idle employees to Detron Telematics B.V., Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.3 million, $0.1 million and $0.1 million, respectively. During the years ended December 31, 2003 and 2004, Detron recorded approximately $0.3 million and $0.2 million, respectively, of management and advisory fees. In June 2005, LCC United Kingdom Limited, a wholly-owned subsidiary of the company, exercised its option, to purchase form Detron the remaining 49% interest in the share capital of Detron.
      From time to time we provide engineering services to Telcom Ventures and various other companies in which Telcom Ventures has a minority interest (see note 16 to our consolidated financial statements on page 73).
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We currently account for share-based compensation to employees using APB Opinion 25’s intrinsic value method and recognize no compensation cost for employee stock options. Upon our adoption of SFAS 123R on January 1, 2006, we will begin recognizing an expense for unvested share-based compensation that has been issued as of January 1, 2006 and equity instruments issued after that date. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations and the classification of certain cash flows. We do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position. The ultimate impact of the adoption of SFAS No. 123R can not be predicted at this time because it will be dependent on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123 with minor exceptions. See note 2 to our consolidated financial statements for pro forma disclosure of results of operations and earnings per share under the fair value method of SFAS 123.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 20”. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by us on January 1, 2006. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations and financial position.

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
      Customers outside of the United States accounted for 41.3% and 58.2% of our revenues for the years ended December 31, 2004 and 2005, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2006 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income or loss. The Euro and British Pound were weaker relative to other foreign currencies at December 31, 2005, compared to December 31, 2004. Consequently, the accumulated other comprehensive income component of shareholders’ equity decreased $2.6 million during the year ended December 31, 2005. As of December 31, 2005, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $19.3 million.
      We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and its consolidated foreign subsidiaries and between the McLean office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2005 (denominated in Euros) include Italy in the amount of $1.8 million and Algeria in the amount of $1.4 million. Foreign subsidiaries with amounts owed to or from the McLean operations at December 31, 2005 (denominated in Euros or British Pounds) include Italy in the amount of $4.1 million and the United Kingdom in the amount of $5.2 million. These balances generated a foreign exchange loss of $1.7 million included in our consolidated results at December 31, 2005. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.5 million increase to our operating profits in 2005 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.
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
      We assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified the following material weakness in the Company’s internal control as of December 31, 2005:

The Company did not have effective policies and procedures related to accounting for fixed-price customer contracts accounted for under the percentage-of-completion method. Specifically, there was not an effective review of the performance status of fixed-price contracts by personnel with sufficient technical expertise related to accounting for contracts under the percentage-of-completion method. As a result, material misstatements were identified in revenues and cost of revenues in the Company’s preliminary 2005 consolidated financial statements. Such misstatements were corrected prior to the issuance of the 2005 consolidated financial statements.
      Because of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
      The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting, included in Item 8.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LCC International, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005:

•	The Company did not have effective policies and procedures related to accounting for fixed-price customer contracts accounted for under the percentage-of-completion method. Specifically, there was not an effective review of the performance status of fixed-price contracts by personnel with sufficient technical expertise related to accounting for contracts under the percentage-of-completion method. As a result, material misstatements were identified in revenues and cost of revenues in the Company’s preliminary 2005 consolidated financial statements.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005.

The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
KPMG LLP
McLean, Virginia
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:
      We have audited the accompanying consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCC International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
KPMG LLP
McLean, Virginia
March 15, 2006

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003, 2004 and 2005
(In thousands, except per share data)

	2003	2004	2005

REVENUES	$108,439	$193,158	$193,973
COST OF REVENUES (exclusive of depreciation shown separately below)	88,998	158,847	160,878

GROSS PROFIT	19,441	34,311	33,095

OPERATING EXPENSES:
Sales and marketing	6,624	7,986	8,128
General and administrative	18,508	27,446	30,141
Restructuring charge (recovery) (note 5)	(2)	(1,166)	598
Depreciation and amortization	3,860	2,715	2,996

Total operating expenses	28,990	36,981	41,863

OPERATING LOSS	(9,549)	(2,670)	(8,768)

OTHER INCOME (EXPENSE):
Interest income	447	174	166
Interest expense	(122)	(253)	(318)
Other (note 6)	1,218	1,395	(890)

Total other income (expense)	1,543	1,316	(1,042)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,006)	(1,354)	(9,810)
PROVISION (BENEFIT) FOR INCOME TAXES (note 9)	(1,483)	4,957	2,717

NET LOSS	$(6,523)	$(6,311)	$(12,527)

NET LOSS PER SHARE:
Basic	$(0.31)	$(0.26)	$(0.51)

Diluted	$(0.31)	$(0.26)	$(0.51)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	21,292	24,381	24,524

Diluted	21,292	24,381	24,524

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2004	2005

ASSETS:
Current assets:
Cash and cash equivalents	$21,930	$14,196
Restricted cash	1,162	1,141
Receivables, net of allowance for doubtful accounts of $620 and $317 at December 31, 2004 and 2005, respectively
Trade accounts receivable (note 3)	46,214	47,448
Unbilled receivables (note 3)	28,696	35,791
Due from related parties and affiliates (note 16)	80	15
Deferred income taxes, net (note 9)	290	—
Prepaid expenses and other current assets	1,586	1,998
Prepaid tax receivable and prepaid taxes	683	1,195

Total current assets	100,641	101,784
Property and equipment, net (note 4)	4,218	3,642
Investments in affiliates (note 6)	677	—
Deferred income taxes, net (note 9)	858	1,171
Goodwill (note 7)	12,246	11,014
Other intangibles	602	312
Other assets	1,565	1,030

	$120,807	$118,953

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit (note 8)	$147	$2,975
Accounts payable	19,790	27,876
Accrued expenses	21,840	22,480
Accrued employee compensation and benefits	4,850	5,390
Deferred revenue	985	1,142
Income taxes payable (note 9)	1,570	2,891
Accrued restructuring current (note 5)	1,562	1,072
Other current liabilities	239	188

Total current liabilities	50,983	64,014
Accrued restructuring noncurrent (note 5)	1,339	492
Other liabilities	780	696

Total liabilities	53,102	65,202

Commitments and contingencies (notes 8 and 13)
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 20,209 shares issued and 20,050 shares outstanding and 20,485 shares issued and 20,326 shares outstanding at December 31, 2004 and 2005, respectively	202	205
Class B common stock; $.01 par value:
20,000 shares authorized; 4,638 shares and 4,428 shares issued and outstanding at December 31, 2003 and 2004, respectively	44	44
Paid-in capital	107,773	108,902
Accumulated deficit	(42,913)	(55,440)

Subtotal	65,106	53,711
Accumulated other comprehensive income — foreign currency translation adjustments	3,481	922
Treasury stock (159,209 shares)	(882)	(882)

Total shareholders’ equity	67,705	53,751

	$120,807	$118,953

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2003, 2004 and 2005
(In thousands)

							Notes	Accumulated
							Receivable	Other
		Common Stock					from	Comprehensive
	Preferred			Paid-in	Comprehensive	Accumulated	Shareholders	Income	Treasury
	Stock	Class A	Class B	Capital	Loss	Deficit	(note 6)	(Loss)	Stock	Total

Balances at December 31, 2002	—	146	63	94,132		(30,079)	(1,625)	(1,549)	—	61,088
Exercise/issuance of stock options	—	2	—	588		—	—	—	—	590
Issuance of common stock	—	47	(17)	11,542		—	—	—	—	11,572
Payment from shareholder	—	—	—	—		—	68	—	—	68
Net loss	—	—	—	—	$(6,523)	(6,523)	—	—	—	(6,523)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,973	—	—	2,973	—	2,973

Comprehensive loss	—	—	—	—	$(3,550)	—	—	—	—	—

Balances at December 31, 2003	—	195	46	106,262		(36,602)	(1,557)	1,424	—	69,768
Exercise/issuance of stock options	—	5	—	1,410		—	—	—	—	1,415
Issuance of common stock	—	2	(2)	101		—	—	—	—	101
Discharge of shareholder note	—	—	—	—		—	1,557	—	—	1,557
Net loss	—	—	—	—	(6,311)	(6,311)	—	—	—	(6,311)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,057	—	—	2,057		2,057
Treasury stock	—	—	—	—		—	—	—	(882)	(882)
Comprehensive loss	—	—	—	—	$(4,254)	—	—	—	—	—

Balances at December 31, 2004	—	202	44	107,773		(42,913)	—	3,481	(882)	67,705
Exercise/issuance of stock options	—	3	—	561		—	—	—	—	564
Issuance of common stock	—	—	—	113		—	—	—	—	113
Issuance of restricted stock	—	—	—	455		—	—	—	—	455
Net loss	—	—	—	—	(12,527)	(12,527)	—	—	—	(12,527)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	(2,559)	—	—	(2,559)	—	(2,559)
Comprehensive loss	—	—	—	—	$(15,086)	—	—	—	—	—

Balances at December 31, 2005		$205	$44	$108,902		$(55,440)	$—	$922	$(882)	$53,751

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2004, and 2005
(In thousands)

	2003	2004	2005

Cash flows from operating activities:
Net loss	$(6,523)	$(6,311)	$(12,527)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,115	2,702	2,921
Provision (recovery) for doubtful accounts (note 3)	(2,447)	147	744
Non-cash compensation	—	675	455
Loss from investments in joint ventures, net	126	446	15
Restructuring charge (reversal)	18	(1,198)	598
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	(34,460)	(9,852)	(10,506)
Accounts payable and accrued expenses	12,032	6,233	11,195
Other current assets and liabilities	8,409	1,365	1,406
Other non current assets and liabilities	(1,325)	1,097	(2,380)

Net cash used in operating activities	(20,055)	(4,696)	(8,079)

Cash flows from investing activities:
Purchases of property and equipment	(1,756)	(3,017)	(2,398)
Proceeds from sale of property and equipment	68	30	61
Business acquisitions and investments	(1,027)	(360)	(125)

Net cash used in investing activities	(2,715)	(3,347)	(2,462)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	11,572	100	113
Purchases of short-term investments	(20)	520	—
Proceeds from exercise of options	590	1,416	564
Decrease (increase) in restricted cash	(258)	543	(112)
Proceeds from line of credit	31,124	21,003	5,439
Payments on line of credit	(29,234)	(22,859)	(2,583)
Repayment of loan to shareholder	68	—	—

Net cash provided by financing activities	13,842	723	3,421

Effect of exchange rate changes on cash and equivalents	364	307	(614)
Net decrease in cash and cash equivalents	(8,564)	(7,013)	(7,734)
Cash and cash equivalents at beginning of period	37,507	28,943	21,930

Cash and cash equivalents at end of period	$28,943	$21,930	$14,196

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$47	$40	$296
Income taxes	$288	$266	$1,900

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

In December 2004, we purchased 159,209 shares of our Class A common stock from our Chief Executive Officer for a per share price of $5.54 recording treasury stock of approximately $0.9 million. We concurrently applied the same amount in satisfaction of approximately $0.9 million of his note outstanding to us. The remaining balance on the note of approximately $0.7 million was deemed discharged, and is recorded above as non-cash compensation.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2003, 2004 and 2005

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

Concentration of Credit Risk
      Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. We sell our services globally. Generally, we do not require collateral or other security to support customer receivables. We perform ongoing credit evaluations of our customers’ financial condition and maintain a provision for doubtful accounts related to potential credit losses. We had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 2004 and 2005:

	2004	2005

	(In thousands)
Europe	$12,497	$10,702
Middle East/Africa	$13,257	$10,197
Asia-Pacific	$797	$1,122
      Our existing and potential customer base is diverse and includes start-up companies and foreign enterprises. We derived approximately 72.9%, 81.2% and 81.1% of our revenues from our ten largest customers for the years ended December 31, 2003, 2004 and 2005, respectively. These ten largest customers constituted 81.2%, 73.3% and 70.7% of our net receivable balance as of December 31, 2003, 2004 and 2005, respectively. Although we believe that the diversity of our customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, we may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005, revenues from one customer were approximately $36.5 million or 18.8% of total revenues and revenues from another customer were approximately $31.2 million or 16.1% of total revenues and revenues from a third customer were approximately $31.1 million or 16.0% of total revenues. In 2004, revenues from one customer were approximately $39.8 million or 20.6% of total revenues, revenues from another customer were approximately $37.7 million or 19.5% of total revenues. In 2003, revenues from one customer were approximately $16.5 million or 15.2% of total revenues and revenues from another customer were $13.0 million or 12.0% of total revenues and revenues from a third customer were approximately $11.5 million or 10.6% of total revenues.

Fair Value of Financial Instruments
      The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of December 31, 2004 and 2005 because of the relatively short duration of these instruments. The carrying value of the line of credit approximated the fair value as the instrument included a market rate of interest.

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

Revenue Recognition
      Our principal sources of revenues are design services and system deployment services. We recognize revenues from long-term fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, we recognize revenue based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. We compare costs incurred to date to progress achieved against project milestones to determine if the percentage of completion is reasonable. Anticipated contract losses are recognized as soon as they become known and estimable. We also recognize revenues on time and materials contracts as the services are performed. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. We expect substantially all unbilled and billed receivables to be collected within one year.

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Had compensation cost for our stock-based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2003	2004	2005

	(In thousands, except per share data)
Net loss as reported	$(6,523)	$(6,311)	$(12,527)
Deduct total stock-based employee compensation expense determined under fair value based method	(2,399)	(2,236)	(1,331)

Pro forma net loss	$(8,922)	$(8,547)	$(13,858)

Net loss share
As reported:
Basic	$(0.31)	$(0.26)	$(0.51)
Diluted	$(0.31)	$(0.26)	$(0.51)
Pro forma:
Basic	$(0.42)	$(0.35)	$(0.57)
Diluted	$(0.42)	$(0.35)	$(0.57)

Other Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as net income plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Other comprehensive income (loss) consists solely of foreign currency translation adjustments in 2003, 2004 and 2005. Changes in components of other comprehensive income (loss) are reported net of income tax, as follows (in thousands):

	2003			2004			2005

	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
	Amount	Expense	Amount	Amount	Expense	Amount	Amount	Expense	Amount

Foreign currency translation adjustments	$2,973	$—	$2,973	$2,057	$—	$2,057	$(2,559)	$—	$(2,559)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”). This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currently account for share-based compensation to employees using APB Opinion 25’s intrinsic value method and recognize no compensation cost for employee stock options. Upon our adoption of SFAS 123R on January 1, 2006, we will begin recognizing an expense for unvested share-based compensation that has been issued as of January 1, 2006 and equity instruments issued after that date. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations and the classification of certain cash flows. We do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position. The ultimate impact of the adoption of SFAS No. 123R can not be predicted at this time because it will be dependent on levels of share-based compensation granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123 with minor exceptions.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by us on January 1, 2006. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations and financial position.

(3)	Accounts Receivable
      We are party to various long term contracts for which revenues are recognized on the percentage of completion method. Certain of these contracts have large amounts of unbilled receivables associated with them and will be performed over a period of more than twelve months. As of December 31, 2004 and 2005 we had $0.8 million and $1.3 million billed but not paid by customers under retainage provisions in contracts. We had $18.7 million and $26.8 million billed and $6.9 million and $13.3 million unbilled but anticipated to be billed within one year. We expect certain of the retainages to be collected after one year.
      During 2003, we received $2.1 million from a customer in Algeria that had been previously reserved during 2002. The amount was recorded as a recovery of bad debt and as a reduction in general and administrative expense.

(4)	Property and Equipment
      At December 31, 2004 and 2005, property and equipment consisted of the following:

	2004	2005

	(In thousands)
Computer equipment	$15,910	$16,252
Software	4,816	4,813
Furniture and office equipment	10,964	11,984
Leasehold improvements	1,645	1,613
Vehicles	199	139

	33,534	34,801
Less accumulated depreciation and amortization	(29,316)	(31,159)

	$4,218	$3,642

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Restructuring Charge
      During 2002, we adopted a restructuring plan and recorded a restructuring charge of $13.5 million. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those we were committed to. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of December 31, 2005, the restructuring charge calculation assumes we will receive $8.3 million in sublease income, of which $6.7 million is committed.
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
      During the second and fourth quarters of 2004, we reversed $0.9 million and $0.3 million, respectively of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices. Our initial charge for London was based on our lease commitment offset by our projected sublease income. Subsequently, we secured a tenant both in advance of our projections and at more favorable lease terms, causing a recovery of $0.6 million. Our initial charge for McLean was based on our lease commitment offset by our projected sublease income. Subsequently, after unsuccessful lease attempts, we determined that approximately 2,000 square feet was unlikely to be leased due to its configuration. It was determined that additional space was needed to accommodate two new business ventures. Therefore, we reoccupied one wing on a floor (approximately 8,000 square feet), resulting in a recovery of approximately $0.6 million. While there was significant internal effort involved, the cost of reoccupying the McLean space was limited to the time incurred by internal facilities employees.
      During the second quarter of 2005, we adopted a restructuring plan and recorded a net restructuring charge of $0.8 million. Included in the restructuring charge was $0.8 million for severance related to the elimination of 48 positions in Corporate, North America and Asia Pacific. An additional $0.1 million was related to costs associated with closing facilities and disposing of assets. Because we reoccupied some of the leased office space that had previously been included in the reserve for restructuring in a prior period, the reserve was reduced by $0.2 million in the second quarter of 2005. In the fourth quarter, we reduced the restructuring reserve by approximately $0.1 million due to a recovery of sublease income.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge (recovery)	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

Restructuring charge	752	176	928
Reversal for reoccupied space	—	(330)	(330)

Restructuring charge (recovery)	752	(154)	598
Charges against the provision:
Payments for excess office space, net of sublease income	—	(960)	(960)
Severance and associated costs paid	(730)	—	(730)
Leasehold improvements and other assets written-off	—	(37)	(37)
Other	—	(208)	(208)

Restructuring payable as of December 31, 2005	$22	$1,542	$1,564

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2005, the restructuring payable was classified as follows:

	December 31	December 31
	2004	2005

Accrued restructuring current	$1,562	$1,072
Accrued restructuring non-current	1,339	492

Accrued restructuring total	$2,901	$1,564

(6)	Investments
      As of the end of 2005, the Company has no further investments.
      We held 1,666,666 shares of Class B Common Stock of NextWave Telecom, Inc. (“NextWave Telecom”) which is the parent corporation of NextWave Personal Communications Inc. We acquired the shares of NextWave Telecom in May 1996 for a purchase price of $5.0 million in connection with a series of transactions entered into between NextWave Telecom and us under an agreement dated March 12, 1996 (the “March Agreement”). We also acquired warrants to purchase an additional 123,356 shares of Class B Common Stock of NextWave Telecom at $3.00 per share. Under the March Agreement, NextWave Telecom agreed to engage us to provide not less than (a) $14.0 million of radio frequency engineering services and (b) $35.0 million of system deployment services. These services were to be provided in increments of twenty percent (20%) each year during the five-year period following the execution of the March Agreement. NextWave Telecom filed for bankruptcy protection on December 23, 1998. The March Agreement was rejected by NextWave Telecom upon confirmation of its bankruptcy plan on March 2, 2005. On March 23, 2005, we agreed to settle our rejection damages claims against NextWave Telecom by executing a Network Deployment Agreement whereby NextWave Telecom agreed to engage us to perform $30.0 million of radio frequency engineering and system deployment services over three years in future markets, commencing with Las Vegas. In the second quarter of 2005, the Company also received a cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings
      On August 4, 2003 we, through our wholly owned subsidiary LCC China Services, L.L.C., closed an investment in a newly created entity based in China, Beijing, LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). We contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital.
      We account for the investment in LCC/BOCO using the equity method of accounting. We recorded an equity loss of $0.1 million to reflect our proportionate share of LCC/BOCO’s losses through March 31, 2004, and an additional equity loss of $0.2 million in the second quarter of 2004 and an additional $0.1 million in 2005, all of which are recorded in other expense. BOCO advised us that it made a strategic decision to exit the wireless telecommunications infrastructure services business and we agreed to dissolve the joint venture. We transferred selected projects and joint venture employees to our wholly-owned Chinese subsidiary, which continues to pursue projects independently with customers in China. In the fourth quarter 2005, LCC dissolved the joint venture. At December 31, 2005 we have recorded the distribution of the assets and cash remaining in the joint venture, resulting in a net receivable of approximately $0.4 million recorded in other receivables.
      In April 2003, we formed LCC Wireless Communications Espana S.A. (“LCC Espana”), as a subsidiary organized under the laws of Spain. At the time of formation, 30% of the equity shares of LCC Espana were owned by an unaffiliated local construction firm, Insyte Instalaciones, S.A. (“Insyte”). In late September

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, we redeemed Insyte’s interest in LCC Espana in consideration for approximately $17,000 in payments to Insyte. As a result, LCC Espana became a wholly-owned subsidiary of the company.

(7)	Business Combinations
      On July 9, 2002, we acquired 51% of the outstanding shares of Detron LCC Network Services B.V., or Detron, a newly formed corporation organized under the laws of the Netherlands. Westminster Capital B.V. (“Westminster”) which transferred the remaining 49% of the shares to Detron Corporation B.V. (successor to Westminster). On June 1, 2005, LCC United Kingdom Limited (“LCC UK”), a wholly-owned subsidiary of the company, exercised its option to purchase from Detron the remaining 49% interest in the share capital of LCC Detron. LCC UK paid approximately $246,000 for the 49% interest which included a purchase price of approximately $126,000 plus $121,000 in management fees. In addition, the share purchase agreement for the additional interest included the requirement that LCC Detron repay Detron approximately $529,000 in outstanding loans made to LCC Detron. LCC UK currently owns 100% of LCC Detron.
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
      Goodwill and other intangibles with indefinite useful lives were evaluated at December 31, 2004 and 2005 for possible impairment under the provisions of SFAS No. 142. We concluded that no adjustment was necessary at year-end and will continue to evaluate for possible impairment annually.
      We recognized $0.3 million and $0.2 million in amortization expense for the intangible assets, for the years ended December 31, 2004 and 2005, respectively. We expect amortization expense on the acquired intangible assets to be as follows (in thousands):

Amortization Expense

2006	$261
2007	$51

$312

      At December 31, 2004 and 2005, goodwill and other intangibles consisted of the following:

	2004	2005

Goodwill	$12,246	11,014

Other intangibles:
Customer relationships	$1,092	$974
Trade names	213	186
Organizational cost	21	29
Accumulated amortization	(724)	(877)

Other intangibles	$602	$312

(8)	Line of Credit
      In 2003, Detron established a line of credit with NMB-Heller N.V. (“NMB”). The line of credit provides that NMB will provide credit to Detron in the form of advance payments collateralized by Detron’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivable balance.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On July 18, 2005, the Company, and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design Services, LLC (a subsidiary of the Company) and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together collectively referred to as the “Financing Documents”).
      Under the Financing Documents, each of the Company and LCC Wireless Design Services, LLC may from time to time transfer to CFC in exchange for cash certain of its accounts receivable to be specified in its request. CFC has the right to determine in its sole discretion the amount of cash, if any, it is willing to advance with respect to any specified account receivable, which amount shall not exceed 80% of the face amount of the receivables presented. Any advances made by CFC under the Agreement are due and payable on demand. Under the original terms of the Agreement, the aggregate amount owed to CFC by the Company and LCC Wireless Design Services, LLC at any time may not exceed $3,000,000. In the event any transferred account receivable remains unpaid for the earlier of 90 days from the date funds were advanced by CFC on that receivable or 120 days from the original invoice date, the Company or LCC Wireless Design Services, LLC , as the case may be, shall substitute an account receivable of equal or greater value for the unpaid account receivable or buy back the unpaid account receivable from CFC. Outstanding advances will bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. Each of the Company and LCC Wireless Design Services, LLC has guaranteed to CFC the performance of the other’s obligations under the Financing Documents and has pledged to CFC its respective accounts receivables from some of its customers to secure its respective obligations under the Financing Documents.
      The initial term of the Agreement was three months, with automatic term renewals for successive one-month periods unless cancelled by the Company or LCC Wireless Design Services, LLC thirty days prior to the last day of any term. In addition, either the Company and LCC Wireless Design Services, LLC or CFC may terminate the arrangement upon thirty days prior written notice and CFC may terminate the arrangement at any time following the occurrence of certain defined events of default or if the Company or LCC Wireless Design Services, LLC do not request any advances for a period of 90 consecutive days. On October 18, 2005, the Company extended the Agreement until November 17, 2005. On November 17, 2005, the Company extended the Agreement until December 19, 2005. On December 13, 2005, the Company extended the Agreement until January 20, 2006. On January 20, 2006, the Company extended the Agreement until February 20, 2006. On February 7, 2006, the Company extended the Agreement until March 7, 2006. On March 15, 2006, the Company signed an amendment to the Fee Agreement that extended the term of the agreement for twelve months until March 16, 2007. The term shall automatically renew for successive twelve months unless cancelled by the Company 30 days prior to the end of the term. In the event the Company terminates the Fee Agreement before the expiration the term, the Company shall pay a termination fee of $50,000.
      On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,500 to $30,000. On February 13, 2006, the Financing Documents were amended to

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increase the maximum amount which the Company may owe to CFC by an additional amount of $1,000,000 for a total of $5,000,000. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to $37,000.
      Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At December 31, 2005, the Company had $2,975,057 outstanding under the Financing Documents. Total interest expense for the year was $318,393 of which $271,773 was attributable to interest and fees arising from the financing arrangement with CFC.

(9)	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2003	2004	2005

	(in thousands)
Current:
Federal	$(633)	$—	$(631)
State and local	—	215	160
Foreign	(332)	936	3,188

	(965)	1,151	2,717

Deferred:
Federal	(442)	3,216	—
State and local	(76)	590	—

	(518)	3,806	—

Total	$(1,483)	$4,957	$2,717

      The 2003, 2004, and 2005 income tax provisions (benefits) related to operations and do not include tax benefits of $0.1 million, $0 and $0, respectively, related to exercising stock options which were recorded directly to paid-in capital.
      Income (loss) before income taxes includes the following components:

	2003	2004	2005

	(in thousands)
Domestic	$(5,509)	$(466)	$(16,215)
Foreign	(2,497)	(888)	6,405

Total	$(8,006)	$(1,354)	$(9,810)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory federal income tax provision (benefit) and the effective income tax provision (benefit) for the years ended December 31, 2003, 2004 and 2005 follows:

	2003	2004	2005

	(in thousands)
Tax provision at statutory federal income tax rate	$(2,802)	$(474)	$(3,434)
Effect of:
State and local income taxes, net of federal tax benefit	(114)	523	(388)
Foreign tax and tax credits	(753)	(1,112)	300
Non deductible expenses and permanent items	174	905	162
Federal refund	—	—	(512)
Change in valuation allowance	2,108	5,877	3,214
Expiration of foreign tax credits	—	—	2,568
Other	(96)	(762)	807

Effective income tax provision (benefit)	$(1,483)	$4,957	$2,717

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2004 and 2005 are presented below:

	2004	2005

	(in thousands)
Deferred tax assets:
Accrued compensation	$767	$665
Accrued expenses	2,344	625
Foreign tax credit carry-forward	3,049	481
Research tax credit carryover	340	340
Alternative minimum tax credit	519	276
Net operating loss carry-forward	10,234	17,317
Unrealized foreign exchange gain (loss)	—	246
Other	87	86

Total gross deferred tax assets	17,340	20,036
Less valuation allowance	(14,691)	(18,014)

Deferred tax assets net of valuation allowance	2,649	2,022

Deferred tax liabilities:
Property and equipment	(812)	(730)
Deferred revenue	(144)	(144)
Other	(545)	—

Total gross deferred liabilities	(1,501)	(874)

Net deferred tax assets	$1,148	$1,148

      The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2004 and 2005 as follows (in thousands):

	2004	2005

Current asset (liability)	$290	$(23)
Non-current asset (liability)	858	1,171

	$1,148	$1,148

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, we had foreign tax credit carryforward for U.S. tax purposes of $0.5 million, which expire between 2009 and 2010, a research and development credit of $0.3 million, and an alternative minimum tax credit carryover of $0.3 million. We had U.S. operating loss carry-forwards of $26.5 million which expire beginning in 2023. We also had $23.9 million of foreign net operating loss carry-forwards, some of which expire beginning in 2006 and some of which can be carried forward indefinitely, subject to certain restrictions.
      Foreign income tax expense is generated from business conducted in countries where we have subsidiaries or have established branch offices or have performed significant services that constitute a “permanent establishment” for tax reporting purposes.
      In determining the tax valuation allowances, management considers whether it is likely that some portion of the deferred tax assets will be realized. Based on our financial results for the year ended December 31, 2005, projected future taxable income and tax planning strategies, we increased our valuation allowance on foreign and domestic net operating loss carry forwards and other deferred tax assets by $3.3 million.
      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods when the benefit remains available and in those countries where the assets can be used. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
      Except for $0.2 million of foreign withholding tax, no provision was made in 2005 for United States income taxes or foreign withholding taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings. The company does not believe that repatriating the undistributed earnings of its foreign subsidiaries would have a material tax effect.

(10)	Health and Retirement Plans
      We have a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1.0% to 6.0% of compensation for substantially all employees. We make a matching contribution of 50.0% of an employee’s contribution up to 6.0% of each employee’s compensation. Company contributions and other expenses associated with the plan were approximately $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.
      Our subsidiary, LCC UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0% to 5.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. We contribute 5.0% of an employee’s base salary and match the employee’s contribution up to 5.0%. LCC UK Ltd., contributions and other expenses related to the plan were approximately $0.1 million for each of the years ended December 31, 2003, 2004 and 2005.
      Our subsidiary, LCC Deployment Services UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 4.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. We contribute 8.0% of an employee’s base salary. Contributions and other expenses related to the plan were approximately $0.2 million for each of the years ended December 31, 2003, 2004 and 2005.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our subsidiary, LCC Italia has two statutory defined contribution pension plans and one voluntary plan for directors of LCC Italia. The contributions are in accordance with the National Contract Agreement. LCC Italia contributions and related expenses to the plans were approximately $0.9 million, $0.8 million and $1.2 million for the years ended December 31, 2003, 2004 and 2005 respectively.
      Our subsidiary, Detron has pension plans in accordance with statutory labor agreements. In 2004 and 2005, Detron was under the Kleinmetaal labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an Old-age Scheme and to a Pre-pension Scheme. Under the Old-age Scheme the employee and the employer must each contribute 8.5% of gross salary. Under the Pre-pension Scheme the employee and the employer must each contribute 4.2% of gross salary. Company contributions to these two plans in 2004 and 2005 were approximately $0.5 million. During 2003, Detron was under the Zwitserleven labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an Old-age Scheme. Under the Zwitserleven Old-age Scheme, the employee and the employer must contribute between 3.8% and 14.4% of the base salary, depending upon the employee’s age. Company contributions to this plan were $0.2 million for the year ended December 31, 2003.
      We are self-insured for group health benefits and claims up to $0.1 million in stop loss coverage.

(11)	Incentive Plans
      At December 31, 2003, 2004, and 2005, we had two employee stock-based incentive plans, an employee stock purchase plan and an employee stock option plan, which are described below.
      Pro forma information regarding net loss and net loss per share for stock options under the fair value method of SFAS 123 is described in note 2. The per share weighted-average fair value of stock options granted during 2003, 2004 and 2005 was $1.53, $2.46, and $1.81 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions.

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.25-4.05%	4.00-4.40%	4.25-4.40%
Expected life	3-7 years	3-7 years	3-7 years
Volatility	40-85%	38-98%	40-60%
      We established our Employee Stock Purchase Plan in 1997 which authorizes the issuance of up to 860,000 shares of class A common stock pursuant to the plan. The Employee Stock Purchase Plan permits eligible employees to elect to have a portion of their pay deducted by our company in order to purchase shares of class A common stock. Rights to purchase shares are deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of our board of directors. The purchase price for each share is not less than 85% of the fair market value of the share of class A common stock on the first or last trading day of such period, whichever is lower. In April 2005, the company’s Board of Directors voted to terminate the Employee Stock Purchase Plan effective December 31, 2005. Under the Employee Stock Purchase Plan, we issued 31,779 shares in 2003, 28,606 shares in 2004, and 42,424 shares in 2005. Compensation cost of approximately $15,000, $21,000, and $23,000, respectively, would have been recognized under SFAS No. 123 for the fair value of the employees’ purchase rights and is included

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the pro forma net loss calculation described in note 2. Compensation cost was estimated using the Black Scholes model with the following assumptions:

	2003	2004	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.95-1.00%	0.90-2.10%	2.6-4.0%
Expected life	1 month	1 month	1 month
Volatility	40-80%	38-93%	40-100%
      The weighted average fair value of the purchase rights granted in 2003, 2004, and 2005 was $0.50, $0.75, and $0.55 respectively.
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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in stock options outstanding were as follows:

	2003		2004		2005

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(in thousands)		(in thousands)		(in thousands)
Balance at beginning of year	4,376	$7.18	4,421	$6.03	3,750	$5.17
Granted	1,269	2.56	1,199	5.89	168	3.90
Exercised	(155)	3.14	(423)	2.86	(236)	2.34
Cancelled	(1,069)	7.03	(1,447)	9.05	(716)	6.47

Balance at end of year	4,421	6.03	3,750	5.17	2,966	5.11

Exercisable at end of year	2,474	8.03	2,128	5.94	2,042	5.31

      The following table summarizes information about options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Avg.	Weighted
Range of	Number at	Remaining	Avg. Exercise	Number at	Weighted Avg.
Exercise Prices	December 31, 2005	Contractual Life	Price	December 31, 2005	Exercise Price

	(in thousands)	(in years)		(in thousands)
$1.70 - 2.38	733	6.88	$2.28	530	$2.25
$2.45 - 4.35	596	6.41	3.60	410	3.58
$4.54 - 5.76	609	3.68	5.31	567	5.31
$5.84 - 5.84	648	8.23	5.84	216	5.84
$6.21 - 19.81	380	5.35	11.28	319	12.22

	2,966	6.25	5.11	2,042	5.31

      During October 2005, our Chief Executive Officer was granted (a) 1,000,000 performance based stock options to purchase shares of the Company’s Class A common stock, and (b) 500,000 restricted stock units. Half of the performance based stock options, and all of the restricted stock units, were granted under the amended and restated equity incentive plan. The remaining half of the performance based stock options were granted outside of the amended and restated equity incentive plan. The performance based options vest in 25% increments based on our stock price achieving four specified price levels based on the 20 day average closing price per share, provided that only one third of the total grant will vest during the year, with the remainder immediately vesting on the January 1 of the following calendar year. The restricted stock units vest in one-third increments on each of the first, second and third anniversary of the date of grant provided our Chief Executive remains in service with the Company or one of its affiliated companies.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about these options at December 31, 2005:

		Weighted-	Weighted Avg.
	Number of	Average	Remaining
	Shares	Exercise Price	Contractual Life

	(in thousands)		(in years)
Balance at beginning of year	—	$—	—
Granted	1,000	2.49	9.76
Exercised	—	—	—
Cancelled	—	—	—

Balance at end of year	1,000	$2.49	9.76
      During 2005 we granted our employees stock units relating to shares of the Company’s Class A common stock under the amended and restated equity incentive plan. These stock units vest in one third increments on each of the first, second and third anniversary of the grant date provided that the employee remains in service with the Company or one of its affiliated companies. The weighted average fair value of the stock units granted in 2005 was $3.00. Compensation expense of approximately $455,000 was recorded for these restricted stock units in 2005.
      Changes in stock units were as follows:

Number of
Shares

(in thousands)
Balance at beginning of year	—
Granted	1,103
Cancelled	(35)

Balance at end of year	1,068

(12)	Lease Commitments
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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental
		Receivables
	Rental	Under
	Payable	Subleases

	(in thousands)
2006	8,100	1,709
2007	4,064	1,142
2008	1,706	237
2009	1,174	319
2010	866	319
2011	849	319
Thereafter	1,770	956

	$18,529	$5,001

      Rent expense under operating leases was approximately, $2.2 million, $3.4 million, and $3.8 million for the years ended December 31, 2003, 2004, and 2005, respectively.

(13)	Commitments and Contingencies
      We are party to various legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse effect on our consolidated results of operations or financial condition.

(14)	Income (Loss) Per Share
      Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of FASB Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. The reconciliations of the basic and diluted earnings per share computations for the years ended December 31, 2003, 2004 and 2005 are as follows:

	2003			2004			2005

			Per Share	Net		Per Share			Per Share
	Net Loss	Shares	Amount	Loss	Shares	Amount	Net Loss	Shares	Amount

	(In thousands, except per share data)
Basic EPS
Net loss available to common shareholders	$(6,523)	21,292	$(0.31)	$(6,311)	24,381	$(0.26)	$(12,527)	24,524	$(0.51)

Effect of Dilutive Securities
Incentive plans		—			—			—

Dilutive EPS
Net loss available to common shareholders and assumed conversions	$(6,523)	21,292	$(0.31)	$(6,311)	24,381	$(0.26)	$(12,527)	24,524	$(0.51)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under SFAS No. 128, options that have an anti-dilutive effect or that reduce the loss per share should be excluded from the computation of diluted earnings. As a result, options to purchase 4.4 million, 3.7 million and 3.0 million shares of Class A Common Stock outstanding during the years ended December 31, 2003, 2004 and 2005, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Also excluded in 2005 were 1.1 million restricted stock units.

(15)	Segment Reporting
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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Segments:
(In thousands)

	Americas	EMEA	Total

2003
Net revenue from external customers	$53,086	$53,296	$106,382
Intersegment revenues	—	—	—

Total revenues	$53,086	$53,296	$106,382

Depreciation and amortization	$401	$2,873	$3,274
Interest income	22	144	166
Interest expense	6	116	122
Income before taxes	1,821	573	2,394
Segment assets	33,043	51,368	84,411
Expenditures for property	707	1,040	1,747
2004
Net revenue from external customers	$110,007	$78,172	$188,179
Intersegment revenues	—	—	—

Total revenues	$110,007	$78,172	$188,179

Depreciation and amortization	$492	$1,818	$2,310
Interest income	27	29	56
Interest expense	6	243	249
Income before taxes	9,258	851	10,109
Segment assets	36,370	62,676	99,046
Expenditures for property	817	1836	2,653
2005
Net revenue from external customers	$84,809	$107,844	$192,653
Intersegment revenues	—	—	—

Total revenues	$84,809	$107,844	$192,653

Depreciation and amortization	$635	$2,016	$2,651
Interest income	52	16	68
Interest expense	4	16	20
Income before taxes	431	7,507	7,938
Segment assets	34,640	73,345	107,985
Expenditures for property	873	1445	2,318

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2003	2004	2005

Revenues
Revenues for reportable segments	$106,382	$188,179	$192,653
Revenues for non-reportable segments	2,057	4,979	1,320
Eliminations	—	—	—

Total consolidated revenues	$108,439	$193,158	$193,973

Assets
Total assets for reportable segments	$84,411	$99,046	$107,985
Assets not attributable to reportable segments:
Cash and cash equivalents	25,225	15,984	7,245
Restricted cash	—	232	37
Short-term investments	520	—	—
Deferred and prepaid tax assets	5,616	1,832	2,365
Property and equipment	1,048	834	459
Receivables	333	1,946	635
Prepaids	550	230	219
Investments	764	662	0
Related parties	45	41	8
Other	79	—	—

Total consolidated assets	$118,591	$120,807	$118,953

	2003	2004	2005

Income (loss) before income taxes for reportable segments	$2,394	$10,109	$7,938
Gain on sale of tower portfolio and administration, net	—	—	—
Restructuring charge	2	1,166	(598)
Impairment of investments	—	—	—
Bankruptcy recoveries	—	—	—
General corporate expenses	(10,402)	(12,629)	(17,150)

Loss from operations before income taxes	$(8,006)	$(1,354)	$(9,810)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Segment	Nonreportable		Consolidated
Other Significant Items	Total	Segments	Eliminations	Total

2003
Depreciation and amortization	$3,274	$586	$—	$3,860
Interest income	166	281	—	447
Interest expense	122	—	—	122
Expenditures for property	1,747	65	—	1,812
2004
Depreciation and amortization	$2,310	$405	$—	$2,715
Interest income	56	118	—	174
Interest expense	249	4	—	253
Expenditures for property	2,653	186	—	2,839
2005
Depreciation and amortization	2,651	345	$—	$2,996
Interest income	68	98	—	166
Interest expense	20	298	—	318
Expenditures for property	2,318	28	—	2,346
      Information concerning services revenue is as follows (in thousands):

	2003	2004	2005

Design	$32,584	$55,703	$79,295
Deployment	64,212	116,005	102,979
Operations and maintenance	3,135	4,892	7,781
Consulting	8,508	16,558	3,918

Total revenues	$108,439	$193,158	$193,973

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information concerning principal geographic areas was as follows (in thousands):

	2003		2004		2005

		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property

Americas:
United States of America	$53,137	$1,706	$111,184	$1,605	$81,131	$1,277
Other	1,017	81	2,910	82	4,545	67

Total Americas	54,154	1,787	114,094	1,687	85,676	1,344

Europe, Middle East and Africa:
United Kingdom	14,594	603	17,157	279	13,331	319
Netherlands	12,977	317	18,892	352	21,206	268
Italy	12,484	1,023	8,993	617	6,010	968
Algeria	12,467	87	14,293	37	31,105	—
Saudi Arabia	—	—	15,662	—	31,218	73
Other	822	—	3,175	1,107	4,974	613

Total Europe, Middle East and Africa	53,344	2,030	78,172	2,392	107,844	2,241

Asia-Pacific	941	1	892	139	453	57

Total revenues	$108,439	$3,818	$193,158	$4,218	$193,973	$3,642

(16)	Related Party Transactions
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
      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $71,000, $77,000 and $74,000 during 2003, 2004 and 2005, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $65,000, $82,000 and $67,000 during 2003, 2004 and 2005, respectively. At December 31, 2004 and 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $8,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.
      During 2005, we provided services to three customers where Telcom Ventures has a minority investment. Revenues earned from these customers in the year were $949,000. Billed and unbilled receivables of $175,000 were outstanding at December 31, 2005, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated Balance Sheet. During 2005, we provided services to Telcom Ventures directly, generating revenues of $14,000 which have been collected.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 1999, we issued approximately 108,000 shares of Class A Common Stock in exchange for a $1.6 million note receivable from our then President and Chief Executive Officer. The note was payable on the earlier of December 2004 or the date he was no longer our President and Chief Executive Officer. Interest accrued at the federal mid-term rate on the date of the note and was payable quarterly. The note, where outstanding, is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity. The note was deemed discharged in 2004. On December 10, 2004, we entered into an agreement with Mr. Faulders, pursuant to which we purchased certain shares that Mr. Faulders held in our company and returned these shares to our treasury account, where they are available for reissue. Mr. Faulders used the proceeds from his sale of these shares, approximately $0.9 million, to reduce his indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represents non-cash compensation to Mr. Faulders. We also paid Mr. Faulders cash compensation in the form of a bonus of approximately $0.5 million to assist him in covering his tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses in 2004. As part of this agreement, Mr. Faulders surrendered 825,000 vested options to purchase shares of our Class A common stock; 500,000, 150,000, 150,000 and 25,000 options at $13.56, $12.25, $5.00 and $5.55 per share, respectively.
      In July 2002, we acquired 51% of the outstanding shares of Detron LCC Network Services B.V., or Detron, a newly formed corporation in The Netherlands. We acquired the shares from Westminster, which transferred the shares to Detron Corporation B.V. in January 2003. Detron had certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded rent expense of approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. During 2003, 2004 and 2005 Detron seconded various idle employees to Detron Telematics B.V., Westminster’s wholly-owned subsidiary and recorded revenue of approximately $0.3 million, $0.1 million and $0.1 million, respectively. During the years ended December 31, 2003 and 2004, Detron recorded approximately $0.3 million and $0.2 million, respectively, of management and advisory fees. In June 2005, LCC United Kingdom Limited, a wholly-owned subsidiary of the company, exercised its option, to purchase form Detron the remaining 49% interest in the share capital of Detron.

(17)	Quarterly Data (Unaudited)

	2004

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$45,049	$52,618	$50,006	$45,485
Operating income (loss)	(1,805)	1,806	672	(3,343)
Income (loss) before income taxes	(1,645)	2,186	718	(2,613)
Net income (loss)	(1,554)	1,314	639	(6,710)
Net income (loss) per share:
Basic	$(0.06)	$0.05	$0.03	$(0.27)

Diluted	$(0.06)	$0.05	$0.03	$(0.27)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$45,409	$42,697	$49,516	$56,351
Operating income (loss)	(2,331)	(7,322)	2,443	(1,558)
Income (loss) before income taxes	(2,841)	(7,344)	2,275	(1,900)
Net income (loss)	(3,722)	(8,140)	1,226	(1,891)
Net income (loss) per share:
Basic	$(0.15)	$(0.33)	$0.05	$(0.08)

Diluted	$(0.15)	$(0.33)	$0.05	$(0.08)

      During the second quarter of 2004, we reversed approximately $0.9 million of accrued restructuring costs due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices (see note 5).
      During the second quarter of 2004, we took a charge of approximately $0.2 million for the anticipated dissolution of our joint venture in China (see note 6).
      During the fourth quarter of 2004, we entered into an agreement with our then President and Chief Executive Officer regarding his note payable to us under which the note was deemed discharged. As a result of this transaction we recorded compensation expense of approximately $1.2 million (see note 16).
      During the fourth quarter of 2004, we reversed approximately $0.2 million of accrued restructuring costs due to reoccupied office space in McLean, Virginia (see note 5).
      During the fourth quarter of 2004, we recorded a charge to our income tax provision of approximately $4.1 million primarily attributable to additional valuation allowances and other adjustments against net operating losses (see note 9).
      During the first quarter of 2005, we recorded a cumulative loss of $142,000 on the Company’s deployment contract with a major customer in the southeastern United States. The recognition of the cumulative loss was necessary because it was determined that the fixed-fee contract was in a loss position due to escalating construction costs.
      During the second quarter of 2005, a review of the Company’s deployment contract with a major customer in the north central region of the United States determined that the margin on the contract was significantly less than previously expected primarily due to escalating construction costs. As a result it was necessary to adjust the inception-to-date gross profit downward to recognize the effects of the lower margin. This resulted in a decrease to earnings of $3.6 million in the second quarter.
      During the second quarter of 2005, we recorded a net restructuring charge of $0.8 million. Because the Company reoccupied some of the leased office space that had previously been included in the reserve for restructuring, the reserve was reduced by $0.2 million in the quarter and by $0.1 million in the fourth quarter (see note 5).
      During the third quarter of 2005, we amended two contracts with a major customer in the north central and southeast regions of the United States. As a result, it was necessary to adjust the inception-to-date gross profit for the two contracts upward to recognize the positive benefits of the contract amendments. This resulted in an increase to earnings of $3.1 million in the third quarter.
      During the fourth quarter of 2005, we had to lower the booking margins for the two above-mentioned contracts in the north central and southeast regions of the United States. This caused earnings to be $0.6 million lower in the fourth quarter than it would have been if the margin adjustments had not been made.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and the related audit report of our independent registered public accounting firm are included under Item 8 of this Annual Report on Form 10-K and are incorporated in this Item 9A by reference.
      (b) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.
      (c) Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2005, management took the following actions:
      1. Instituted a requirement that Company personnel responsible for preparing an estimate of the percentage-of-completion of the Company’s fixed price contracts for financial reporting purposes confirm in writing to the Chief Financial Officer on a quarterly basis that such personnel has confirmed the accuracy of such estimate with the project managers with firsthand knowledge of the performance status of the contracts.
      2. Reassigned responsibility within the accounting department for preparation and review of the calculation of the percentage-of-completion for large fixed price contracts. The person to whom the responsibility has now been assigned is more experienced in accounting for large fixed price contracts. This person will be supervised by the VP Finance for the Americas who will review the calculations monthly with the preparer and with the project manager responsible for the project.
      3. Consolidated all contract administration functions under the Chief Financial Officer.
      4. Increased the required scrutiny of revenue and cost recognition calculations made with respect to all customer contracts. Quarterly contract reviews of the Americas region will be attended by the CEO, the CFO and the senior executive responsible for the Americas. More detailed contract reporting is being developed which will allow for more detailed review.
      5. Realigned the reporting relationships of all regional financial management such that they now report directly to the Chief Financial Officer.
      Although the above actions were implemented, during the preparation of the fourth quarter and year-end financial statements for 2005, a member of management did not follow the prescribed methodology used in the calculations of the percentage of completion for the Company’s largest fixed price contract, circumventing the Company’s established controls over financial reporting. The methodology utilized in the calculations for the fourth quarter and year end financial statements of 2005 was inconsistent with the methodology utilized in the calculations prepared for the restatements of 2004 and the first quarter of 2005 and the second and third quarters of 2005. The methodology used in the calculations of the percentage of completion for this contract have been corrected in the financial statements contained in this Annual Report on Form 10-K, but had they not been corrected, could have resulted in an overstatement of revenues of $1.6 million and an overstatement of net income of $0.1 million for the fourth quarter and year end financial statements of 2005. The action of the member of management described above constituted a management override of internal controls. The Company has terminated the employment of the person who did not follow the prescribed methodology as described above. There was no indication that fraud was involved.

      As a result of the foregoing, subsequent to December 31, 2005, we are implementing more stringent controls over the preparation and review of the percentage of completion calculations for long-term construction contracts in the United States. These controls include having each project manager complete and sign a checklist and questionnaire monthly on which the project manager attests that he or she has reviewed the calculation and concurs with it. The VP Finance for the Americas and the project managers will review the calculation with the CEO and the CFO in the monthly contract reviews. It will be a requirement that the person serving as VP Finance have a strong accounting background.
      Other than the aforementioned changes in the fourth quarter of 2005, there have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      Report of Independent Registered Public Accounting Firm.
      Consolidated Statements of Operations — Years Ended December 31, 2003, 2004, and 2005.
      Consolidated Balance Sheets as of December 31, 2004 and 2005.
      Consolidated Statements of Shareholders’ Equity and Comprehensive Loss — Years Ended December 31, 2003, 2004, and 2005.
      Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2004, and 2005.
      Notes to Consolidated Financial Statements.
      (a)(2) Except as listed below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of LCC International, Inc. or are not required under the related instructions or are inapplicable, and therefore have been omitted.
      Schedule II — Valuation and Qualifying Accounts

      (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).
10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).
10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2004).
10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.16	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).
10.17	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).
10.18	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004.
10.19	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.20	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.21	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.22	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.23	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.24	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.25	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.26	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.27	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.28	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).
10.29	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).
10.30	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).
10.31	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).
10.32	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).
10.33	Consulting Agreement, dated as of April 25, 2005, between the Company and C. Thomas Faulders, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.34	Interim Executive Services Agreement, dated as of April 25, 2005, between the Company and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.35	Consulting Agreement, dated as of March 30, 2005, between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.36	Employee Agreement and General Release, dated as of March 30, 2005, between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.37	Employee Agreement and General Release, dated as of April 29, 2005, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.38	Letter Agreement, dated as of March 29, 2005, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.39	Letter Agreement, dated as of March 31, 2005, between the Company and James W. Greenwell (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).
10.40	Stock Unit Agreement of LCC International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.41	Change in Control Severance Plan of LCC International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005)

Exhibit
No.	Description

10.42	Letter Agreement, dated September 14, 2005, between LCC International, Inc. and Richard J. Lombardi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2005).
10.43	Employment Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.44	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of certain restricted stock units with respect to 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.45	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.46	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.47	Amended Executive Services Agreement, dated as of October 4, 2005, between LCC International, Inc. and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2005).
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      (b) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.
      (c) None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March, 2006.

LCC INTERNATIONAL, INC.

By:	/s/ Dean J. Douglas

Dean J. Douglas
President and Chief Executive Officer
(Duly Authorized Officer)
March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Signatures	Title

/s/ Dean J. Douglas Dean J. Douglas	President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles R. Waldron Charles R. Waldron	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Julie A. Dobson Julie A. Dobson	Director, Chairman of the Board of Directors

/s/ Mark D. Ein Mark D. Ein	Director

/s/ Richard J. Lombardi Richard J. Lombardi	Director

/s/ Susan Ness Susan Ness	Director

/s/ Neera Singh Neera Singh	Director

/s/ Rajendra Singh Rajendra Singh	Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Column C

Column A	Column B	Additions		Column D	Column E

	Balance at	Charged to	Charges to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	and Other	Period
				Adjustments
	(in thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	3,122	(2,419)	253	(490)	466
Valuation allowance for deferred taxes	6,213	2,152	—	(44)	8,321
Year ended December 31, 2004
Allowance for doubtful accounts	466	146	87	(79)	620
Valuation allowance for deferred taxes	8,321	6,971	—	(601)	14,691
Year ended December 31, 2005
Allowance for doubtful accounts	620	728	(113)	(918)	317
Valuation allowance for deferred taxes	14,691	4,063	—	(740)	18,014

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).

10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).

10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on November 12, 2004).

10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.15	Letter Agreement dated February 22, 1999, between the Company and Terri Feely (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.16	Letter Agreement, dated December 12, 2002, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.17	Letter Agreement, dated February 13, 2002, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.18	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004 .

10.19	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).

10.20	Letter dated January 11, 2001, from the Company to Susan Mayer (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).

10.21	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).

10.22	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.23	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.24	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.25	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

10.26	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.27	Agreement dated May 17, 1996, between LCC, L.L.C. and West*Park Associates Limited Partnership for office space at 7925 Jones Branch Drive, McLean, Virginia, 22102 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).

10.28	Ericsson Radio Systems AB Asset Purchase Agreement dated August 25, 1999 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.29	Letter, dated October 22, 1999, among the Company, LCC Europe AS and Ericsson Radio Systems AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 1999).

10.30	Master Antenna Site Lease between Pinnacle Towers Inc. and Microcell Management, Inc., dated February 24, 2000 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2000).

10.31	Settlement and Repurchase Agreement between the Company and minority shareholders of Microcell Management, Inc., dated February 15, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2001).

10.32	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).

10.33	Consulting Agreement, dated as of April 25, 2005, between the Company and C. Thomas Faulders, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.34	Interim Executive Services Agreement, dated as of April 25, 2005, between the Company and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.35	Consulting Agreement, dated as of March 30, 2005, between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.36	Employee Agreement and General Release, dated as of March 30, 2005, between the Company and Michael S. McNelly (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.37	Employee Agreement and General Release, dated as of April 29, 2005, between the Company and Vincent Gwiazdowski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.38	Letter Agreement, dated as of March 29, 2005, between the Company and Graham Perkins (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.39	Letter Agreement, dated as of March 31, 2005, between the Company and James W. Greenwell (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2005).

10.40	Stock Unit Agreement of LCC International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

10.41	Change in Control Severance Plan of LCC International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).

Exhibit
No.	Description

10.42	Letter Agreement, dated September 14, 2005, between LCC International, Inc. and Richard J. Lombardi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2005).

10.43	Employment Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

10.44	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of certain restricted stock units with respect to 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

10.45	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

10.46	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

10.47	Amended Executive Services Agreement, dated as of October 4, 2005, between LCC International, Inc. and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2005).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.