Form 10-Q
period 2006-03-31
LCC INTERNATIONAL INC
filed 2006-05-10
CIK 1016229

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213
LCC International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)
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
As of May 1, 2006 the registrant had outstanding 20,649,206 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,425,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2006

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2006

REVENUES	$45,409	$41,194
COST OF REVENUES (exclusive of depreciation shown below)	37,277	32,788

GROSS PROFIT	8,132	8,406

OPERATING EXPENSES:
Sales and marketing	2,258	2,048
General and administrative	7,487	6,615
Depreciation and amortization	718	704

	10,463	9,367

OPERATING LOSS	(2,331)	(961)

OTHER INCOME (EXPENSE):
Interest income	40	27
Interest expense	(82)	(186)
Other	(468)	(60)

	(510)	(219)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,841)	(1,180)
INCOME TAX EXPENSE	881	980

NET LOSS	$(3,722)	$(2,160)

NET LOSS PER SHARE:
Basic	$(0.15)	$(0.09)

Diluted	$(0.15)	$(0.09)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	24,418	24,712

Diluted	24,418	24,712

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	March 31,
	2005	2006

		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,196	$10,590
Restricted cash	1,141	1,164
Receivables, net of allowance for doubtful accounts of $317 and $232 at December 31, 2005 and March 31, 2006, respectively:
Trade accounts receivable	47,448	48,776
Unbilled receivables	35,791	30,097
Due from related parties and affiliates	15	28
Prepaid expenses and other current assets	1,998	1,819
Prepaid tax receivable and prepaid taxes	1,195	1,194

Total current assets	101,784	93,668
Property and equipment, net	3,642	3,280
Deferred income taxes, net	1,171	1,171
Goodwill	11,014	11,137
Other intangibles	312	257
Other assets	1,030	986

	$118,953	$110,499

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$2,975	$4,263
Accounts payable	27,876	24,127
Accrued expenses	22,480	16,986
Accrued employee compensation and benefits	5,390	5,417
Deferred revenue	1,142	839
Income taxes payable	2,891	3,675
Accrued restructuring current	1,072	1,179
Other current liabilities	188	194

Total current liabilities	64,014	56,680
Accrued restructuring non-current	492	257
Other liabilities	696	680

Total liabilities	65,202	57,617

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 20,485 shares issued and 20,326 shares outstanding and 20,634 shares issued and 20,475 shares outstanding at December 31, 2005 and March 31, 2006, respectively	205	206
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,428 shares issued and outstanding at December 31, 2005 and March 31, 2006	44	44
Paid-in capital	108,902	109,763
Accumulated deficit	(55,440)	(57,600)

Subtotal	53,711	52,413
Accumulated other comprehensive income — foreign currency translation adjustments	922	1,351
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	53,751	52,882

	$118,953	$110,499

See accompanying notes to condensed consolidated financial statements.

LCC International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2006

Cash flows from operating activities:
Net loss	$(3,722)	$(2,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515	750
Share-based compensation expense	—	490
Provision for doubtful accounts	43	7
Loss on equity method investment	28	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	2,284	4,968
Accounts payable and accrued expenses	(3,581)	(9,617)
Other current assets and liabilities	(354)	444
Other non-current assets and liabilities	(53)	61

Net cash used in operating activities	(4,840)	(5,057)

Cash flows from investing activities:
Purchases of property and equipment	(177)	(254)

Net cash used in investing activities	(177)	(254)

Cash flows from financing activities:
Payments on line of credit	(2,422)	(7,244)
Borrowings on line of credit	2,254	8,532
Proceeds from issuance of common stock, net	30	—
Proceeds from exercise of options	223	370
Decrease (increase) in restricted cash	71	(8)

Net cash provided by financing activities	156	1,650

Effect of exchange rate changes on cash and equivalents	(168)	55
Net decrease in cash and cash equivalents	(5,029)	(3,606)
Cash and cash equivalents at beginning of period	21,930	14,196

Cash and cash equivalents at end of period	$16,901	$10,590

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$1,288	$82
Interest	$6	$185
See accompanying notes to condensed consolidated financial statements

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
      Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the interim periods are not necessarily indicative of results for an entire year.
(3) Share-Based Compensation
      On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company adopted SFAS No. 123(R) using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
      On March 31, 2006, we had two active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from three to five years, and generally have a term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of our common stock are issued. Restricted stock is also issued under these plans. These plans have 1.7 million shares authorized for issuance.
      The adoption of SFAS No. 123(R) increased loss from operations before income taxes and net loss for the three months ended March 31, 2006 by $240,087. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations. As a result basic and diluted loss per share were increased by $0.01 each.

      Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise for the three months ended March 31, 2006 and 2005, and therefore there is no impact on the accompanying unaudited Condensed Consolidated Statements of Cash Flows.
Service Based Awards
      A summary of stock option activity and changes for the three months ended March 31, 2006 is as follows:

Number of
Shares

Balance at December 31, 2005	2,966
Granted	—
Exercised	(154)
Cancelled/expired	(387)

Balance at March 31, 2006	2,425
      The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years. We recorded expense of $131,455 on these options during the quarter ending March 31, 2006.
      Expected volatility and expected life consider (i) historical trends and (ii) ways in which future volatility and option lives may differ from those historical trends. The risk-free rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.
      SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which has an impact on the amount of unamortized compensation expense to be recognized in future periods.
      Additional information relative to our options outstanding at March 31, 2006 is summarized as follows (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Average
	Shares	Price	Term (Years)	Intrinsic Value

Outstanding	2,425	$5.39	5.97	$884
Exercisable	1,970	$5.50	5.48	$815
      The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair market value of grants in the quarter ended March 31, 2005 was $2.21. The following are the weighted average assumptions used for the periods presented:

Three Months Ended
March 31, 2005

Expected dividend yield	0%
Risk-free interest rate	4.40%
Expected life	3 - 7 years
Volatility	45% - 52%

      No disclosure is presented for the three months ended March 31, 2006 as no service based options were issued during the quarter.
      The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans and employee stock purchase plan during the three months ended March 31, 2005.

Three Months
Ended
March 31, 2005

Net loss as reported	$(3,722)
Deduct total stock-based employee compensation expense determined under fair value based method	(453)

Pro forma net loss	$(4,175)

Net loss per share
As reported:
Basic	$(0.15)

Diluted	$(0.15)

Pro forma:
Basic	$(0.17)

Diluted	$(0.17)

      Note that the above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three months ended March 31, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair value method for such period.
Market Based Awards
      During the first quarter of 2006, we granted the EMEA Senior Vice President 400,000 market based stock options to purchase shares of our Class A Common stock. The weighted average fair value of this grant was $0.92. The Black-Scholes assumptions used in this determination were: dividend yield of zero %, risk-free interest rate of 4.32%, expected volatility of 70% and expected lives ranging from 1.5 to 5.5 years.
      The market based options vest in 25% increments based on our stock price achieving four specified price levels based on the 20 day average closing price per share. Only one third of the total grant will vest in any single calendar year. To the extent that options with respect to a number of shares do not vest in a particular calendar year, such options shall vest on January 1 of the immediately following calendar year. As of March 31, 2006 also outstanding were 1,000,000 market based options granted to our Chief Executive Officer during 2005 under similar terms. We recorded expense of $108,632 on these options during the quarter ending March 31, 2006. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $1.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.
Restricted Stock Awards
      We grant restricted stock awards to certain employees, with the total value of the award expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended March 31, 2006 was $249,217. There were no restricted stock awards outstanding during the first quarter of 2005. As of March 31, 2006, the total amount of unrecognized compensation cost related to non vested restricted stock awards was approximately $2.4 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

      A summary of restricted stock activity within our share-based compensation plans and changes for the three months ended March 31, 2006 is as follows (share amounts in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Non vested at December 31, 2005	1,068	$3.03
Granted	45	3.17
Vested	—	—
Forfeited	(78)	3.54

Non vested at March 31, 2006	1,035	$3.00

(4)	Other Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at March 31, 2005 and 2006. Comprehensive income (loss) for the three months ended March 31 is as follows (in thousands).

	2005	2006

Net loss	$(3,722)	$(2,160)

Other comprehensive income (loss), before tax	(902)	429
Income tax benefit related to items of comprehensive income (loss)	—	—

Other comprehensive income (loss), net of tax	(902)	429

Comprehensive loss	$(4,624)	$(1,731)

(5)	Related Party Transactions
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
      Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $74,000 during the year ended December 31, 2005 and $34,000 for the first quarter of 2006 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $67,000 during 2005 and $39,000 for the first quarter of 2006. At December 31, 2005 and March 31, 2006, outstanding amounts associated with payments made by us under this agreement were $8,000 and $3,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.
      During the three months ended March 31, 2005 and 2006, we provided services to two customers where Telcom Ventures has a minority investment. Dr. Rajendra Singh, a director of Telcom Ventures, is a member of our Board of Directors. Revenues earned from these customers were $156,000 and $195,000 for the quarters ending March 31, 2005 and 2006, respectively. Billed and unbilled receivables outstanding were $175,000 as of December 31, 2005 and $195,000 as of March 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheet.
      In July 2002, we acquired 51 percent of the outstanding shares of Detron LCC Network Services B.V. (“Detron”), a newly formed corporation in the Netherlands. We acquired the shares from Westminster Capital B.V. (“Westminster”) which transferred the shares to Detron in January 2003. Detron has certain ongoing transactions with Westminster. Under a five-year lease agreement for office space, Detron recorded approximately $48,000 of rent expense for the quarter ended March 31, 2005. During the first quarter of 2005, Detron seconded various idle employees to Detron Telematics, Westminster’s wholly-owned subsidiary and recorded revenue of approximately $18,000. In June 2005, LCC United Kingdom Limited, a wholly-owned subsidiary of the company, exercised its option, to purchase from Detron the remaining 49% interest in the share capital of Detron.

(6)	Restructuring Charge
      During 2002, we adopted a restructuring plan and recorded a restructuring charge of $13.5 million. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those to which we were committed. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those to which we were committed. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of March 31, 2006, the restructuring charge calculation assumes we will receive $5.6 million in sublease income, of which $4.0 million is committed.
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
      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge (recovery)	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

Restructuring charge	752	176	928
Reversal for reoccupied space	—	(330)	(330)

Restructuring charge (recovery)	752	(154)	598

	Severance	Facilities	Total

	(in thousands)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(960)	(960)
Severance and associated costs paid	(730)	—	(730)
Leasehold improvements and other assets written-off	—	(37)	(37)
Other	—	(208)	(208)

Restructuring payable as of December 31, 2005	$22	$1,542	$1,564

Charges against the provision:
Payments for excess office space, net of sublease income	—	(129)	(129)
Other	—	1	1

Restructuring payable as of March 31, 2006	$22	$1,414	$1,436

      At December 31, 2005 and March 31, 2006, the restructuring payable was classified as follows:

	December 31,	March 31,
	2005	2006

Accrued restructuring current	$1,072	$1,179
Accrued restructuring	492	257

Accrued restructuring total	$1,564	$1,436

(7) Line of Credit
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
      The initial term of the Agreement was three months, with automatic term renewals for successive one-month periods unless cancelled by the Company or LCC Wireless Design Services, LLC thirty days prior to the last day of any term. In addition, either the Company and LCC Wireless Design Services, LLC or CFC may terminate the arrangement upon thirty days prior written notice and CFC may terminate the arrangement at any time following the occurrence of certain defined events of default or if the Company or LCC Wireless

Design Services, LLC, do not request any advances for a period of 90 consecutive days. On October 18 2005, the Company extended the Agreement until November 17, 2005. On November 17, 2005, the Company extended the Agreement until December 19, 2005. On December 13, 2005, the Company extended the Agreement until January 20, 2006. On January 20, 2006, the Company extended the Agreement until February 20, 2006. On February 7, 2006, the Company extended the Agreement until March 7, 2006. On March 15, 2006, the Company signed an amendment to the Fee Agreement that extended the term of the agreement for twelve months until March 16, 2007. The term shall automatically renew for successive twelve months unless cancelled by the Company 30 days prior to the end of the term. In the event the Company terminates the Fee Agreement before the expiration the term, the Company shall pay a termination fee of $50,000.
      On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,500 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1,000,000 for a total of $5,000,000. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to $37,500.
      Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At March 31, 2006, the Company had $4,262,879 outstanding under the Financing Documents. Interest expense and facility fee for this facility for the first quarter of 2006 was $181,527.
(8) Commitments and Contingencies
      We are party to various legal proceedings and claims incidental to our business. Management does not believe that these matters will have a material adverse affect on our consolidated results of operations or financial condition.
(9) Segment Reporting
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
      Starting with the first quarter of 2006, certain Corporate expenses that had been reported in nonreportable segments have been allocated to the Americas and EMEA regions. Prior period amounts have been revised on a comparable basis. This was done to conform with the manner in which the Executive Committee now allocates resources and assesses performance.

      Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total

	2005	2006	2005	2006	2005	2006

Three Months Ended March 31,
Revenues:
From external customers	$22,231	$14,134	$22,361	$27,060	$44,592	$41,194
Inter-segment revenues	—	—	—	—	—	—
Total revenues	$22,231	$14,134	$22,361	$27,060	$44,592	$41,194
Income (loss) before taxes	$(1,023)	$(426)	$681	$2,170	$(342)	$1,744
Total assets	$37,247	$28,814	$58,799	$72,901	$96,046	$101,715
      A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2006

Revenues:
Revenues for reportable segments	$44,592	$41,194
Revenues for nonreportable segments	817	—

Total consolidated revenues	45,409	41,194

Assets
Assets for reportable segments	$96,046	$101,715
Assets not attributable to reportable segments:
Cash and cash equivalents	9,856	4,873
Restricted Cash	232	37
Receivables	1,175	581
Deferred and prepaid taxes	1,831	2,365
Property and equipment	741	416
Investments	636	—
Prepaid and Other	327	512

Total consolidated assets	$110,844	$110,499

(10) Receivables
      For the year ended December 31, 2005 and the quarter ended March 31, 2006, we derived 81.1% and 82.3%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables.
(11) Reclassifications
      Certain amounts previously reported for the three months ended March 31, 2005 have been reclassified to conform to the presentation of amounts reported for the three months ended March 31, 2006.

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
      The factors listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2005, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
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
      We provide these services through a regional organization, which comprises two principal regions and other smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).

Americas:
Headquartered in McLean, Virginia, the Americas region provides the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. In the first quarter of 2006, Americas generated approximately 34% of our total revenue.

EMEA:
Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Saudi Arabia and the Middle East. In the first quarter of 2006, EMEA generated approximately 66% of our total revenue.

Nonreportable segment:	This includes our Corporate operations which generated no revenues during the first quarter of 2006.
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
      We generate cash from fixed price contracts by billings associated with contract milestones, which are typically agreed with our customers at the time the contracts are negotiated. For our time and materials contracts, we usually bill our customers on a monthly basis as services are performed. On large network deployment contracts, which involve the design and construction of complex wireless networks, it is increasingly common for our customers to require fewer contract milestones than in previous years. This results in extending the periods during which we are obliged to fund our operating costs until a milestone can be billed to the customer. This increases the capital that we require to operate the business, and is evidenced by large unbilled receivables on our balance sheet. This is an integral part of our business and we are constantly striving to manage our working capital requirements.
      Another critical statistic that we monitor is our contract backlog, which at March 31, 2006, comprised firm backlog of $66.7 million and implied backlog of $6.4. million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.
      In 2005 we received cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings. Also in 2005, we sold off the one remaining tower that we owned for $0.3 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
Trends That Have Affected or May Affect Results of Operations and Financial Condition
      The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self perform work) on our large programs and the associated margin degradations;

•	customers agreeing to exclude construction services from fixed-price contracts, and;

•	increased spending by wireless service providers in the areas of network design, deployment and optimization.
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

      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 15.7% and 19.5.% of our total revenues for the three months ended March 31, 2005 and 2006, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. Since 2003 the trend has been for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.
      In the three months ended March 31, 2006, approximately 29.5.% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 43.0% for the same period in the previous year. To the extent that we are successful in reducing the amount of construction related activities in our North America deployment operations, we expect that the composition of our revenues by delivery method will vary so as to increase the proportion of services that we perform ourselves through our own workforce and decrease the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our North American revenues and to increase our average gross margins because subcontracted work generally commands lower margins.
      Recently, we have seen a trend with respect to fixed price contracts where our customers have agreed to exclude actual construction services from these contracts and to contract for them directly with the construction service providers. Such a change would decrease revenues but would improve our gross margin percentage.
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

Three Months Ended March 31, 2006
Compared to
Three Months Ended March 31, 2005
Results of Operations
      The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended

	March 31, 2005		March 31, 2006

	(in thousands)		(in thousands)
Revenues:
Americas	$22,231		$14,134
EMEA	22,361		27,060
Nonreportable segment	817		—

	$45,409		$41,194

	(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$20,080	90.3%	$12,483	88.3%
EMEA	16,682	74.6%	20,305	75.0%
Nonreportable segment	515	63.0%	—	—%

	$37,277	82.1%	$32,788	79.6%

Gross margins:
Americas	$2,151	9.7%	1,651	11.7%
EMEA	5,679	25.4%	6,755	25.0%
Nonreportable segment	302	37.0%	—	—%

	$8,132	17.9%	$8,406	20.4%

Americas
      In the first quarter of 2005, revenues from network deployment contracts declined $3.9 million in North America compared to first quarter 2004 due primarily to the impending completion of the US Cellular turnkey contract in second quarter 2005. Revenues from RF contracts in North America declined $1.8 million over the same period due primarily to completion of Nokia design contracts. However, revenues from South and Central America increased $0.9 million due primarily to the start of new projects in Brazil and Mexico. Gross margins declined from 13.4% in the first quarter of 2004 to 9.7% for the same period in 2005. This decline occurred because of the need to recognize a cumulative loss of $142,000 on the Company’s deployment contract with Sprint in the southeastern United States. The recognition of the cumulative loss was necessary because it was determined that the fixed-fee contract was in a loss position due to escalating construction costs.
      In first quarter of 2006, revenues from network deployment contracts declined $8.4 million in North America compared to first quarter 2005 primarily due to the conscious decision to move away from construction and deployment contracts in North America. Revenues from RF contracts in North America increased by $1.1 million due to additional work from two customers. Revenues from South America decreased $0.6 million due to a major carrier slowing down its deployment plans in Brazil. The gross margin for the Americas increased from 9.7% in the first quarter of 2005 to 11.7% due primarily to the increase in higher margin RF revenues and the decrease in lower margin deployment revenues.
EMEA
      The period-to-period increase in revenues for the first quarter of 2005 is attributable to a $7.0 million increase in revenues from the technical consulting contract in Saudi Arabia, which had just commenced during the first quarter of 2004. Revenues from Algeria were essentially unchanged. European revenues were down quarter-to-quarter about $1.4 million. Gross margins for the EMEA region improved due to the Saudi contract.
      The period-to-period increase in revenues for the first quarter of 2006 is due to increased revenues from Algeria. Revenues from Saudi Arabia declined slightly. European revenues were down quarter-to-quarter about $0.7 million while other Middle East revenues were up about $0.5 million. The overall gross margin for EMEA for the first quarter of 2006 was 25.0%, which compares to 25.4% for the same quarter in 2005.
Nonreportable segment
      There were no revenues for Asia and other in the first quarter of 2006 due to the cessation of Wireline operations in the second quarter of 2005 and due to the closing of the Beijing offices in the fourth quarter of 2005.

Operating Expenses

	Three Months Ended

	March 31,	March 31,
	2005	2006

	(in thousands)
Sales and marketing
Americas	$544	$583
EMEA	1,576	1,461
Nonreportable segment	138	4

	2,258	2,048
Bad debt expense (recovery)
Americas	—	22
EMEA	14	(41)
Nonreportable segment	—	—

	14	(19)
General and administrative
Americas	2,513	1,283
EMEA	2,787	2,599
Nonreportable segment	2,173	2,752

	7,473	6,634
Depreciation and amortization
Americas	123	196
EMEA	504	435
Nonreportable segment	91	73

	718	704
Total
Americas	3,180	2,084
EMEA	4,881	4,454
Nonreportable segment	2,402	2,829

Total	$10,463	$9,367

      The decrease in sales and marketing expenses from $2.3 million in the first quarter of 2005 to $2.0 million in the first quarter of 2006 is due primarily to a decrease in commission expense relating to the technical consulting contract in Saudi Arabia.
      The decrease in general and administrative expenses from $7.5 million in the first quarter of 2005 to $6.6 million in the first quarter of 2006 is attributable to ongoing cost reduction efforts and the absence of severance costs recorded in the first quarter of 2005. The Corporate general and administrative expenses which are included in the nonreportable segments include $0.5 million of stock-based compensation expense for the first quarter of 2006. There is no comparable number in the first quarter of 2005. This is because the Company did not award any restricted stock units until the second quarter of 2005 and did not adopt Statement of Financial Accounting Standard No. 123(R) until January 1, 2006.

Other Income and Expense

	Three Months Ended

	March 31, 2005	March 31, 2006

	(in thousands)
Interest income
Americas	$9	$12
EMEA	6	6
Nonreportable segment	25	$9

	40	27
Interest expense
Americas	(1)	—
EMEA	(70)	—
Nonreportable segment	(11)	(186)

	(82)	(186)
Other
Americas	(2)	(5)
EMEA	(53)	(137)
Nonreportable segment	(413)	82

	(468)	(60)
Total
Americas	6	7
EMEA	(117)	(131)
Nonreportable segment	(399)	(95)

	$(510)	$(219)

      In the first quarter of 2005 the Company had a foreign currency transaction loss of $0.5 million as a result of the U.S. dollar appreciating against the British pound and the Euro. This compares to a foreign currency transaction loss of only fifty-three thousand dollars in the first quarter of 2006.

	Three Months Ended

	March 31, 2005	March 31, 2006

	(in thousands)
Income (loss) before taxes
Americas	$(1,023)	$(426)
EMEA	681	2,170
Nonreportable segments	(2,499)	(2,924)

	$(2,841)	$(1,180)

Tax Expense
      A tax expense of $1.0 million was recognized in the first quarter of 2006 as compared to $0.9 million in the first quarter of 2005. The 2005 and 2006 tax expense arises from international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

Net Loss
      In the first quarter of 2005, revenues of $45.4 million generated operating losses of $2.3 million. We reported a loss before taxes of $2.8 million and we recorded a tax expense of $0.9 million resulting in a reported net loss of $3.7 million.
      In the first quarter of 2006, revenues of $41.2 million generated operating losses of $1.0 million. We reported a loss before taxes of $1.2 million and we recorded a tax expense of $1.0 million resulting in a reported net loss of $2.2 million.
Liquidity and Capital Resources
      The following discussion relates to our sources and uses of cash and cash requirements during the three months ended March 31, 2005 and 2006.

Sources and Uses of Cash

	Three Months Ended

	March 31, 2005	March 31, 2006

	(in thousands)
Net cash used in operating activities	$(4,840)	$(5,057)
Net cash used in investing activities	(177)	(254)
Net cash provided by financing activities	156	1,650
Effect of exchange rates on cash and equivalents	(168)	55

Net decrease in cash and cash equivalents	$(5,029)	$(3,606)

      In the first quarter of 2005, operating activities were down slightly compared to the prior year, and we reported revenues of $45.4 million for the quarter with an operating loss of $2.3 million. Cash used in operating activities declined to $4.8 million, primarily due to a decrease in accounts payable and accrued expenses representing net payments of $3.6 million during the first quarter of 2005. This was partially offset by a combined decrease of $2.3 million in trade and unbilled receivables representing net collections during the quarter. Cash used in investing activities was $0.2 million, which was offset by cash provided by financing activities of $0.2 million. Overall, cash decreased by $5.0 million during the quarter.
      In the first quarter of 2006, operating activities were down compared to the prior year, and we reported revenues of $41.2 million for the quarter with an operating loss of $1.0 million. Cash used in operating activities increased to $5.1 million, primarily due to a decrease in accounts payable and accrued expenses representing net payments of $9.6 million during the first quarter of 2006. This was partially offset by a combined decrease of $5.0 million in trade and unbilled receivables representing net collections during the quarter. Cash used in investing activities was $0.3 million, which was offset by cash provided by financing activities of $1.7 million. Overall, cash decreased by $3.6 million during the quarter.

Cash Requirements

	December 31, 2005	March 31, 2006

	(in thousands)
Cash and cash equivalents	$14,196	$10,590
Restricted cash	1,141	1,164

Total cash and short-term investments	$15,337	$11,754

Line of credit	$2,975	$4,263

Working capital	$37,770	$36,988

      During the first quarter of 2005, the principal requirements for cash were to finance operating losses and the decrease in accounts payable and accrued expenses of $3.6 million. Working capital declined by $3.5 million during the quarter.
      During the first quarter of 2006, the principal requirements for cash were to finance operating losses and the decrease in accounts payable and accrued expenses of $9.6 million. Working capital declined by $0.8 million in the quarter. We monitor cash receipts and payments on a weekly basis. Future requirements of cash are likely to be affected by the continued changes in working capital, which are primarily caused by changes in receivables and work in progress as work is performed ahead of contractual billing milestones, as milestones are achieved and billed, and as payments are received from the customers. If we are successful in our strategy to exclude construction costs from North America deployment contracts and are able to sell more high-margin services such as RF engineering and consulting, our need to fund high levels of working capital should decline. Over the next year, we expect that working capital will remain at similar levels to those experienced at December 31, 2005 and March 31, 2006. However, because many of our cash receipts and payments are for large amounts, we expect our cash balances to fluctuate depending upon the size and timing of these payments and receipts. We believe that for at least the next twelve months we have adequate cash and access to financing to fund our operations.
      As of March 31, 2006, we had no material cash commitments and we had not engaged in any off-balance sheet financing.
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
      On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,500 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1,000,000 for a total of $5,000,000. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to $37,500.
      Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At March 31, 2006, the Company had $4,262,879 outstanding under the Financing Documents. Interest expense and facility fees for this facility for the first quarter of 2006 was $181,527.
Critical Accounting Policies
      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes;

•	restructuring charge; and

•	share-based compensation

Revenue recognition
      Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 83.1% and 67.6% for the three months ended March 31, 2005 and 2006, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2005 and March 31, 2006, respectively, we had $35.8 million and $30.1 million of unbilled receivables.

Allowance for doubtful accounts
      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2005 and the quarter ended March 31, 2006, we derived 81.1% and 82.3%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 70.7% and 80.8% of our net receivable balance as of December 31, 2005 and March 31, 2006, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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
      We assessed the realizability of certain deferred tax assets during the first quarter of 2006, consistent with the methodology we employed for 2005. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2006 to determine the appropriate level of valuation allowance.

Restructuring charge
      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of March 31, 2006 that we will receive $5.6 million in sublease income, of which $4.0 million is committed.

Share-Based Compensation
      As part of our adoption of SFAS No. 123(R) as of January 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are elements in the model, such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these assumptions are based on historical data and judgment regarding market trends and factors.
      If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense or income tax expense, which could be material to our results of operations.
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
      Customers outside of the United States accounted for 53.0% and 67.1% of our revenues for the quarters ended March 31, 2005 and 2006, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2006 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive loss. The accumulated other comprehensive income component of shareholders’ equity decreased $0.9 million and increased $0.4 million during the quarters ended March 31, 2005 and 2006, respectively. As of March 31, 2006, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $19.3 million.
      We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and its consolidated foreign subsidiaries and between the McLean office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at March 31, 2006 (denominated in Euros) include Italy in the amount of $1.8 million and Algeria in the amount of $1.5 million. Foreign subsidiaries with amounts owed to or from the McLean operations at March 31, 2006 (denominated in Euros or British Pounds) include Italy in the amount of $4.1 million and England and Netherlands in the amount of $5.2 million and $0.5 million, respectively. These balances generated a foreign exchange loss of $0.1 million included in our consolidated results at March 31, 2006. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.2 million increase to our operating income generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures are designed to ensure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.
      As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2005 Annual Report on Form 10-K. The Company’s management previously concluded in such Annual Report on Form 10-K that as of December 31, 2005 its disclosure controls and procedures were not effective as a result of material weaknesses in internal control over financial reporting, further described below.
      During the first quarter of 2006, the Company remediated the material weaknesses in its internal control over financial reporting and its disclosure controls and procedures. The Company’s remediation efforts are described below. The Company has not yet commenced its testing of these controls.
      Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.
      (b) Changes in Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by or under the supervision of the chief executive officer and chief financial officer to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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
      In the Company’s 2005 Annual Report on Form 10-K, the Company identified material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in its internal control over financial reporting relating to its accounting for fixed-price customer contracts accounted for under the percentage-of-completion method. In the first quarter of 2006, the Company remediated the material weaknesses in internal control over financial reporting by implementing more stringent controls over the preparation and review of the percentage of completion calculations for long-term construction contracts in the United States, including the following:

•	Each project manager must complete and sign a checklist and questionnaire monthly on which the project manager attests that he or she has reviewed the calculation and concurs with it.

•	The VP Finance for the Americas and the project managers must review the calculation with the chief executive officer and the chief financial officer during the Company’s monthly contract reviews.

•	It is a requirement that the person serving as VP Finance have a strong accounting background.
      Other than the aforementioned changes in the first quarter of 2006, there have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:     OTHER INFORMATION
Item 1: Legal Proceedings
      We are party to various non-material legal proceedings and claims incidental to our business.
Item 1A: Risk Factors
      There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
      Not Applicable
Item 3: Defaults Upon Senior Securities
      Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
      Not Applicable
Item 5: Other Information
      Not Applicable
Item 6: Exhibits
      Exhibits

11 —	Calculation of Net Loss Per Share.

31.1 —	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Charles R. Waldron

Charles R. Waldron
Senior Vice President,
Chief Financial Officer and Treasurer
May 10, 2006