Form 10-Q
period 2006-06-30
LCC INTERNATIONAL INC
filed 2006-08-09
CIK 1016229

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number: 0-21213
LCC International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7925 Jones Branch Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)
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
As of August 8, 2006 the registrant had outstanding 20,808,865 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,425,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2006

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2006	2005	2006

REVENUES	$36,085	$34,566	$68,224	$70,897
COST OF REVENUES (exclusive of depreciation shown separately below)	28,817	25,741	53,166	53,460

GROSS PROFIT	7,268	8,825	15,058	17,437

OPERATING EXPENSE:
Sales and marketing	2,022	1,715	4,233	3,775
General and administrative	7,281	6,138	14,645	12,375
Restructuring charge	759	108	759	108
Depreciation and amortization	698	715	1,394	1,384

	10,760	8,676	21,031	17,642

OPERATING INCOME (LOSS)	(3,492)	149	(5,973)	(205)

OTHER INCOME (EXPENSE):
Interest income	35	35	75	62
Interest expense	(45)	(219)	(127)	(405)
Other	(12)	374	(480)	314

	(22)	190	(532)	(29)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,514)	339	(6,505)	(234)
PROVISION FOR INCOME TAXES	796	888	1,677	1,868

LOSS FROM CONTINUING OPERATIONS	(4,310)	(549)	(8,182)	(2,102)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of applicable taxes of zero)	(3,830)	(295)	(3,680)	(902)
Gain on disposal of discontinued operations (net of applicable taxes of zero)	—	922	—	922

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,830)	627	(3,680)	20

NET INCOME (LOSS)	$(8,140)	$78	$(11,862)	$(2,082)

NET INCOME (LOSS) PER SHARE:
Continuing operations
Basic	$(0.17)	$(0.02)	$(0.33)	$(0.08)

Diluted	$(0.17)	$(0.02)	$(0.33)	$(0.08)

Discontinued operations
Basic	$(0.16)	$0.02	$(0.15)	$—

Diluted	$(0.16)	$0.02	$(0.15)	$—

Net Income (loss) per share
Basic	$(0.33)	$—	$(0.48)	$(0.08)

Diluted	$(0.33)	$—	$(0.48)	$(0.08)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	24,425	24,849	24,461	24,780

Diluted	24,425	25,261	24,461	24,780

See accompanying notes to consolidated financial statements.

LCC International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	June 30,
	2005	2006

		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,196	$8,189
Restricted cash	1,141	4,005
Receivables, net of allowance for doubtful accounts of $317 and $200 at December 31, 2005 and June 30, 2006, respectively:
Trade accounts receivable	47,448	47,515
Unbilled receivables	35,791	22,937
Due from related parties and affiliates	15	42
Due from disposal of business	—	9,835
Prepaid expenses and other current assets	1,998	2,233
Prepaid tax receivable and prepaid taxes	1,195	1,194

Total current assets	101,784	95,950
Property and equipment, net	3,642	2,826
Deferred income taxes, net	1,171	1,171
Goodwill	11,014	11,586
Other intangibles — net	312	175
Other assets	1,030	938

Total assets	$118,953	$112,646

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$2,975	$2,345
Note payable	—	3,159
Accounts payable	27,876	24,091
Accrued expenses	22,480	18,714
Accrued employee compensation and benefits	5,390	4,847
Deferred revenue	1,142	828
Income taxes payable	2,891	2,407
Accrued restructuring current	1,072	1,209
Other current liabilities	188	215

Total current liabilities	64,014	57,815
Accrued restructuring non-current	492	147
Other liabilities	696	277

Total liabilities	65,202	58,239

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 20,485 shares issued and 20,326 shares outstanding and 20,795 shares issued and 20,636 shares outstanding at December 31, 2005 and June 30, 2006, respectively	205	208
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,428 shares and 4,426 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	44	44
Paid-in capital	108,902	110,357
Accumulated deficit	(55,440)	(57,522)

Subtotal	53,711	53,087
Accumulated other comprehensive income — foreign currency translation adjustments	922	2,202
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	53,751	54,407

Total liabilities and shareholders’ equity	$118,953	$112,646

See accompanying notes to consolidated financial statements.

LCC International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2006

Cash flows from operating activities:
Net Loss	$(11,862)	$(2,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,442	1,452
Provision for (recovery of) doubtful accounts	139	(19)
Loss on equity method investment	168	—
Non-cash compensation	27	939
Restructuring charge	759	108
Gain on disposal of Network Deployment business	—	(922)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	2,564	3,143
Accounts payable and accrued expenses	(163)	(8,206)
Other current assets and liabilities	1	(1,413)
Other non-current assets and liabilities	(1,221)	294

Net cash used in operating activities	(8,146)	(6,706)

Cash flows from investing activities:
Purchases of property and equipment	(928)	(465)
Proceeds from disposals of property and equipment	3	—
Proceeds from sale of Network Deployment business	—	985
Investments	(125)	—

Net cash provided (used) in investing activities	(1,050)	520

Cash flows from financing activities:
Borrowings on line of credit	2,243	13,971
Payments on line of credit	(2,411)	(14,622)
Borrowings on note payable	—	3,159
Proceeds from issuance of common stock, net	61	—
Proceeds from exercise of options	371	535
Increase in restricted cash	48	(2,864)

Net cash provided by financing activities	312	179

Net decrease in cash and cash equivalents	(8,884)	(6,007)
Cash and cash equivalents at beginning of period	21,930	14,196

Cash and cash equivalents at end of period	$13,046	$8,189

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,301	$1,968
Interest	16	363
See accompanying notes to consolidated financial statements.

LCC International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Description of Operations
      LCC International Inc., a Delaware corporation (“LCCI”) was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCCI.
      We provide integrated end-to-end solutions for wireless voice and data communication networks with service offerings ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. As of June 30, 2006 we no longer provide deployment services in the U.S. See below Note 3 Sale of U.S. Network Deployment Business. We operate in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of change in our wireless services business have been (1) the issuance of new or additional licenses to wireless service providers; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers and the scarcity of wireless spectrum; and (4) the increasing complexity of wireless systems in operation. Although we believe that our services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on us.

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
      In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.

(3)	Sale of U.S. Network Deployment Business
      On June 30, 2006, the closing date of the transaction, LCC International, Inc. and LCC Wireless Design Services, LLC, a wholly owned subsidiary of LCC International, Inc. (collectively “LCC”), and Nokia Inc. (“Nokia”) closed the transactions (the “Transactions”) contemplated by an Asset Purchase Agreement executed on June 2, 2006 (the “Asset Purchase Agreement”) pursuant to which Nokia acquired certain assets and assumed certain liabilities, contracts, and personnel associated with the U.S. network deployment business of LCC (“U.S. Network Deployment Business”). The purchase price paid by Nokia was $10.8 million. In conjunction with the Transactions, the parties also entered into a (1) Loan and Security Agreement (the “Loan Agreement”) pursuant to which Nokia will advance to LCC upon request by LCC from time to time during the first 150 days following the closing of the Asset Purchase Agreement an aggregate amount of up to the lesser of 60% of the unbilled accounts receivables transferred at closing as calculated in the Purchase Agreement and $4.2 million, and (2) a Transition Services Agreement (“TSA”) entered into on June 2, 2006 pursuant to which LCC will provide Nokia with transitional services for a period of up to 12 months.
      Under the Asset Purchase Agreement, LCC retained all pre-closing billed accounts receivable and all pre-closing accounts payable related to the U.S. Network Deployment Business. Certain fixed assets used in the U.S. Network Deployment Business and all unbilled accounts receivable were transferred to Nokia as of the closing date. Nokia will pay to LCC all amounts related to the unbilled accounts receivable, for a period of 12 months following closing, as they are billed and collected. Nokia is also required to pay LCC $198,000 for certain other assets consisting primarily of equipment and inventory and an amount equal to 10% of the unbilled accounts receivable being transferred ($965,000). At closing Nokia paid $985,000 which represented the $198,000 for certain assets and $787,000 of the $965,000 related to the unbilled receivables as discussed in the preceding sentence. The remainder of such amount will be paid upon final settlement. LCC remained liable after the closing of the Asset Purchase Agreement for matters related to LCC’s conduct of the U.S. Network Deployment Business before closing, and Nokia is liable for all matters related to Nokia’s conduct of the U.S. Network Deployment Business after closing.
      Pursuant to the terms of the Asset Purchase Agreement, LCC entered into a non-competition agreement with Nokia whereby LCC agreed that for a period of 18 months following the closing, LCC will not engage in the business of providing network site deployment services in the United States. “Network site deployment services” is defined as the performance of any network site deployment service, including site acquisition, site permitting and site construction, for clients in the United States where the provision of such services would, individually or in the aggregate, be competitive with network site deployment services currently provided by the U.S. Network Deployment Business that was transferred. These restrictions do not prohibit LCC from engaging in such services provided the aggregate revenues received from these activities does not exceed 22.5% of LCC’s consolidated revenues.
      LCC also agreed that it will not for a period of one year directly or indirectly (i) hire or attempt to hire any LCC employee transferred to Nokia, or (ii) otherwise encourage any transferred employee to leave the employ of Nokia. In addition, neither party will directly or indirectly, or by assisting others, solicit or attempt to solicit any employee of the other party excluding an allowance for general advertisements for employment.
      Advances to LCC under the Loan Agreement will be repaid as Nokia collects, and remits to LCC, the unbilled accounts receivable transferred at closing. All amounts advanced shall be due in full 180 days following the closing date. The loan is secured by a first-priority perfected security interest in (i) the unbilled receivables transferred at closing, and (ii) LCC’s contract rights under the Asset Purchase Agreement to receive payment from Nokia for the transferred unbilled receivables as they are collected. In consideration for Nokia providing advances under the Loan Agreement, LCC is required to pay an initial fee at the lower of $150,000 or 60% of the transferred unbilled receivables multiplied by 3.6%. If under default, the loan calls for interest at prime plus 5% per annum. Based on the amount of transferred unbilled receivables, LCC will be permitted to obtain advances under the Loan Agreement of the maximum of $4.2 million. At June 30, 2006 LCC had received advances of approximately $3.2 million, which is classified as restricted cash and a note payable in the accompanying financials statements.
      Pursuant to the TSA, LCC will provide Nokia with transitional services for a period of up to 12 months unless earlier terminated by the parties. Such services include database administration, vendor and customer invoice processing, purchase order issuance, monthly financial reporting, system support, and the general support and training of Nokia personnel. For such transitional services, Nokia will pay LCC a monthly fee which escalates after the first six months and escalates further after nine months. The initial monthly fee is $26,100. Additionally, under the TSA Nokia is required to reimburse LCC for costs incurred in setting up systems and processes for the services to be provided under the TSA. Such reimbursable costs are expected to be $73,150. Pursuant to a license agreement entered into at the closing, LCC granted Nokia a non-exclusive, royalty free, worldwide license to its WINDS software for use in the U.S. Network Deployment Business for a period of one year or until earlier termination by Nokia.
      As a result of the sale of the U.S. Network Deployment Business the Company has classified that business as a discontinued operation. The operations of the network deployment business in the U.S. consisted primarily of activities involved in the construction of cell sites and related preconstruction and post construction services (site acquisition, system design, etc.) performed that are directly related to and integral to the construction of cell sites for which the Company was contracted to construct. Where the Company performs certain preconstruction or post construction related activities that are not performed in connection with the Company’s construction of cell sites, revenues and expenses related thereto are included in the Company’s Radio Frequency engineering business in the Americas and are not considered network deployment services.
      The revenue, gross margin and pre tax operating loss for the U.S. Network Deployment Business for the three months and six months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended

	June 30, 2005	June 30, 2006

	(in thousands)
Revenue	$6,612	$7,737
Gross margin	$(3,609)	$60
Pretax operating loss	$(3,830)	$(295)

	Six Months Ended

	June 30, 2005	June 30, 2006

	(in thousands)
Revenue	$19,882	$12,599
Gross margin (loss)	$(3,267)	$(187)
Pretax operating loss	$(3,680)	$(902)
      Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment Business are included in the balance sheet as of June 30, 2006 and are as follows:

As of
June 30, 2006

Billed accounts receivable	$4,026
Accounts payable	$5,144
Accrued expenses	$2,533

(4)	Share-Based Compensation
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
      On June 30, 2006, we had two active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The service option awards vest over a period determined at the time the options are granted, ranging from three to five years, and generally have a term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of our common stock are issued. Restricted stock is also issued under these plans. These plans have 0.3 million shares authorized for issuance.
      The adoption of SFAS No. 123(R) decreased income from continuing and discontinued operations before income taxes for the three months ended June 30, 2006 by $207,279 and $13,406, respectively, and decreased net income for the three months ended June 30, 2006 by $220,685. For the six months ended

June 30, 2006, loss from continuing operations and income from discontinued operations before income taxes were increased and decreased by $440,498 and $20,274, respectively, for an increase in net loss of $460,772. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations. As a result, basic and diluted losses per share from continuing operations were increased by $0.01 and $0.02, respectively for the three and six months ending June 30, 2006. There was no change in earnings per share from discontinued operations.
      Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise for the three and six months ended June 30, 2006 and 2005, and therefore there is no impact on the accompanying unaudited Condensed Consolidated Statements of Cash Flows.
Service Based Awards
      A summary of service based stock option activity and changes for the six months ended June 30, 2006 is as follows (share amounts in thousands):

Number of
Shares

Balance at December 31, 2005	2,966
Exercised	(154)
Cancelled	(387)

Balance at March 31, 2006	2,425
Granted	60
Exercised	(75)
Cancelled	(265)

Balance at June 30, 2006	2,145
      The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years. We recorded expense of $100,502 and $231,957 on these options during the three and six months ended June 30, 2006, respectively.
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
      Additional information relative to our options outstanding at June 30, 2006 is summarized as follows (unaudited, share amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Average
	Shares	Price	Term (Years)	Intrinsic Value

Outstanding	2,145	$5.43	5.96	$820
Exercisable	1,754	$5.57	5.44	$770

      The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair market value of grants in the three and six months ended June 30, 2005 was $1.73 and $1.82, respectively. The weighted average fair market value of grants in the three and six months ended June 30, 2006 was $2.27. The following are the weighted average assumptions used for the periods presented:

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2006

Expected dividend yield	0%	0%
Risk-free interest rate	4.25%	5.65%
Expected life	3 - 7 years	3 - 7 years
Volatility	40% - 59%	75%
      The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans and employee stock purchase plan during the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Loss from continuing operations as reported	$(4,310)	$(8,182)
Deduct total stock-based employee compensation expense determined under fair value based method	(279)	(675)

Pro forma net loss from continuing operations	$(4,589)	$(8,857)

Loss from discontinued operations as reported	$(3,830)	$(3,680)
Deduct total stock-based employee compensation expense determined under fair value based method	(13)	(34)

Pro forma net loss from discontinued operations	$(3,843)	$(3,714)

Loss from operations as reported	$(8,140)	$(11,862)
Deduct total stock-based employee compensation expense determined under fair value based method	(292)	(709)

Pro forma net loss	$(8,432)	$(12,571)

Net loss per share as reported:
Continuing: basic and diluted	$(0.17)	$(0.33)

Discontinued: basic and diluted	$(0.16)	$(0.15)

Net loss per share: basic and diluted	$(0.33)	$(0.48)

Pro forma:
Continuing: basic and diluted	$(0.19)	$(0.36)

Discontinued: basic and diluted	$(0.16)	$(0.15)

Pro forma net loss per share: basic and diluted	$(0.35)	$(0.51)

      Note that the above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and six months ended June 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair value method for such period.

Market Based Awards
      A summary of market based stock option activity and changes for the six months ended June 30, 2006 is as follows (share amounts in thousands):

Number of
Shares

Balance at December 31, 2005	1,000
Granted	400

Balance at March 31, 2006	1,400
Granted	575

Balance at June 30, 2006	1,975
      During the first quarter of 2006, we granted the EMEA Senior Vice President 400,000 market based stock options to purchase shares of our Class A Common Stock. The weighted average fair value of this grant was $0.92. These options were valued under a lattice model using a Monte Carlo simulation with factors including: dividend yield of 0%, risk free interest rate of 4.3%, expected volatility of 70% and derived service lives ranging from 2.5 to 5.5 years.
      During the second quarter of 2006, we granted the Chief Financial and Chief Marketing Officers 400,000 and 175,000 market based stock options, respectively, to purchase shares of our Class A Common stock. The weighted average fair value of these grants was $1.15. These options were valued under a lattice model using a Monte Carlo Simulation with factors including: dividend yield of 0%, risk-free interest rate of 5.3%, expected volatility of 75% and derived service lives ranging from 2 to 6 years.
      The market based options vest in 25% increments based on our stock price achieving four specified price levels based on the 20 day average closing price per share. Only one third of the total grant will vest in any single calendar year. To the extent that options with respect to a number of shares do not vest in a particular calendar year, such options shall vest on January 1 of the immediately following calendar year. We recorded expense of $120,183 and $228,815 on these options during the three and six months ending June 30, 2006, respectively. As of June 30, 2006, total unrecognized compensation cost related to these stock option awards was approximately $1.7 million and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.
Restricted Stock Awards
      We grant restricted stock awards to certain employees, with the total value of the award expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to restricted stock awards outstanding during the three and six months ended June 30, 2006 was $229,260 and $478,477, respectively. Share-based compensation expense recorded for the three and six months ended June 30, 2005 was $27,211. As of June 30, 2006, the total amount of unrecognized compensation cost related to non vested restricted stock awards was approximately $5.8 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
      A summary of restricted stock activity within our share-based compensation plans and changes for the six months ended June 30, 2006 is as follows (share amounts in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Non vested at December 31, 2005	1,068	$3.03
Granted	45	3.17
Forfeited	(78)	3.54

Non vested at March 31, 2006	1,035	3.00
Granted	995	3.76
Vested	(145)	3.62
Forfeited	(15)	3.62

Non vested at June 30, 2006	1,870	$3.35

(5)	Other Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2005 and 2006. Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2006 are as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Net income (loss)	$(8,140)	$78	$(11,862)	$(2,082)

Other comprehensive income (loss), before tax	(1,144)	852	(2,046)	1,280
Income tax provision related to items of comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(1,144)	852	(2,046)	1,280

Comprehensive income (loss)	$(9,284)	$930	$(13,908)	$(802)

(6)	Related Party Transactions
      RF Investors, a subsidiary of Telcom Ventures L.L.C. (“Telcom Ventures”), indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 68% voting control. Accordingly, Telcom Ventures, and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.
      In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures who had participated in certain of our benefit plans prior to our initial public offering to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $74,000 during the year ended December 31, 2005 and $76,000 during the six months ended June 30, 2006 for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $67,000 during 2005 and $67,000 for the first half of 2006. At December 31, 2005 and June 30, 2006, outstanding amounts associated with payments made by us under this agreement were $8,000 and $17,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.
      During the three and six months ended June 30, 2006 we provided consulting services to Telcom Ventures and recorded $18,000 of revenue. Unbilled receivables relating to this engagement were $18,000 as of June 30, 2006. During the three and six months ended June 30, 2005 we provided similar services to Telcom Ventures and recorded $14,000 of revenue. Billed receivables were $14,000 as of June 30, 2005.
      During the three and six months ended June 30, 2005 and 2006, we provided services to three customers where Telcom Ventures has a minority investment. Revenues earned from these customers were $328,000 and $67,000 for the three months ending June 30, 2005 and 2006, respectively. Revenues earned from these customers were $580,000 and $262,000 for the six months ended June 30, 2005 and 2006, respectively. Billed and unbilled receivables outstanding were $178,000 as of December 31, 2005 and $126,000 as of June 30, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheet.

(7)	Restructuring Charge
      During 2002, we adopted a restructuring plan and recorded a restructuring charge of $13.5 million. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. The cost of the severance and associated expenses was approximately $1.0 million and resulted in a work force reduction of approximately 140 people. In addition, we had excess facility costs. In our London office, 30 employees were occupying 8,600 square feet. Once the number of employees declined to 10, with consolidation to one of the five levels of the facility, it became apparent that the remainder of the space could not be utilized. There was no anticipated future use for the space by the Company given its then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those to which we were committed. In the McLean, Virginia office, space requirements diminished due to the sale of our products division, a reduction in force and the trend for our employees to work on site with our customers. As in London, McLean was committed to lease the whole building. From approximately 155,000 square feet, we determined that approximately 40,000 square feet were required. There was no anticipated future use of the space based on the then current business projections. There was no incentive for the landlord to modify the lease as the real estate market in the surrounding area was soft and current rental rates were below those to which we were committed. The charge for the excess office space was approximately $12.5 million, which included $2.0 million in written-off leasehold improvements and other assets related to the excess space. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. As of June 30, 2006, the restructuring charge calculation assumes we will receive $8.1 million in sublease income, of which $8.1 million is committed.
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
      During the second and fourth quarters of 2004, we reversed $0.9 million and $0.3 million, respectively, of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices. Our initial charge for London was based on our lease commitment offset by our projected sublease income. Subsequently, we secured a tenant both in advance of our projections and at more favorable lease terms, causing a recovery of $0.6 million. Our initial charge for McLean was based on our lease commitment offset by our projected sublease income. Subsequently, after unsuccessful lease attempts, we determined that approximately 2,000 square feet was unlikely to be leased due to its configuration. It was determined that additional space was needed to accommodate two new business ventures. Therefore, we reoccupied one wing on a floor (approximately 8,000 square feet), resulting in a recovery of approximately of $0.6 million. While there was significant internal effort involved, the cost of reoccupying the McLean space was limited to the time incurred by internal facilities employees.
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
      During the second quarter of 2006, we recorded an additional charge of $108,000. This charge included $77,000 due to a revised estimate of the operating costs for our facility in McLean, Virginia and $31,000 due to a revised estimate on the sublease income assumptions for our facility in London.

      A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total

	(in thousands)
Restructuring charge	$1,030	$12,492	$13,522
Reclassification of deferred rent	—	639	639

	1,030	13,131	14,161
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,152)	(2,152)
Severance and associated costs paid	(878)	—	(878)
Leasehold improvements and other assets written-off	—	(1,461)	(1,461)
Other	—	53	53

Restructuring payable as of December 31, 2002	$152	$9,571	$9,723

Reversal of excess severance	(152)	—	(152)
Reversal for reoccupied space	—	(385)	(385)
Additional charge for reduction of sublease income	—	535	535

Restructuring charge (recovery)	(152)	150	(2)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,971)	(2,971)
Leasehold improvements and other assets written-off	—	(564)	(564)
Other	—	149	149

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335

Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	$—	$2,901	$2,901

Restructuring charge	752	176	928
Reversal for reoccupied space	—	(330)	(330)

Restructuring charge (recovery)	752	(154)	598
Charges against the provision:
Payments for excess office space, net of sublease income	—	(960)	(960)
Severance and associated costs paid	(730)	—	(730)
Leasehold improvements and other assets written-off	—	(37)	(37)
Other	—	(208)	(208)

Restructuring payable as of December 31, 2005	$22	$1,542	$1,564

Restructuring charge	—	108	108
Charges against the provision:
Payments for excess office space, net of sublease income	—	(307)	(307)
Severance and associated costs paid	(20)	—	(20)
Other	—	11	11

Restructuring payable as of June 30, 2006	$2	$1,354	$1,356

      At December 31, 2005 and June 30, 2006, the restructuring payable was classified as follows:

	December 31,	June 30,
	2005	2006

Accrued restructuring current	$1,072	$1,209
Accrued restructuring	492	147

Accrued restructuring total	$1,564	$1,356

(8)	Line of Credit
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
      Under the Financing Documents, each of the Company and LCC Wireless Design Services, LLC may from time to time transfer to CFC in exchange for cash certain of its accounts receivable to be specified in its request. CFC has the right to determine in its sole discretion the amount of cash, if any, it is willing to advance with respect to any specified account receivable, which amount shall not exceed 80% of the face amount of the receivables presented. Any advances made by CFC under the Agreement are due and payable on demand. Under the original terms of the Agreement, the aggregate amount owed to CFC by the Company and LCC Wireless Design Services, LLC at any time may not exceed $3,000,000. In the event any transferred account receivable remains unpaid for the earlier of 90 days from the date funds were advanced by CFC on that receivable or 120 days from the original invoice date, the Company or LCC Wireless Design Services, LLC, as the case may be, must substitute an account receivable of equal or greater value for the unpaid account receivable or buy back the unpaid account receivable from CFC. Outstanding advances will bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. Each of the Company and LCC Wireless Design Services, LLC has guaranteed to CFC the performance of the other’s obligations under the Financing Documents and has pledged to CFC its respective accounts receivables from some of its customers to secure its respective obligations under the Financing Documents.
      The term of the Agreement including extensions is through March 16, 2007. On March 15, 2006, the Company signed an amendment to the Fee Agreement that extended the term of the agreement for twelve months until March 16, 2007. The term shall automatically renew for successive twelve months unless cancelled by the Company 30 days prior to the end of the term. In the event the Company terminates the Fee Agreement before the expiration the term, the Company shall pay a termination fee of $50,000.
      On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1,000,000 for a total of $4,000,000. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22,5000 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1,000,000 for a total of $5,000,000. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to $37,500.
      Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At June 30, 2006, the Company had $2,345,000 outstanding under the Financing Documents. Interest expense and facility fees for this facility for the three and six months ended June 30 2006 was $183,000 and $365,000, respectively.

(9)	Commitments and Contingent Liabilities
      The Company’s Brazilian subsidiary, LCC do Brasil, Ltda. (“LCC-Brazil”) has for many years retained worker cooperatives to render services as has been a common practice in Brazil. In 1999, the Brazilian government enacted a law requiring the payment of INSS social security contributions equal to 15% of amounts paid to worker cooperatives for services rendered by cooperative members. LCC-Brazil filed an action challenging the law and seeking a court order to avoid payment of contributions. In mid-2002, LCC-Brazil obtained a favorable court decision to suspend its obligation to pay these contributions, which was subsequently appealed by the INSS. The INSS obtained a favorable decision on the appeal in March 2004. LCC-Brazil then appealed the second level court decision and filed a request to stay the ability of INSS to file a collection proceeding. LCC-Brazil’s appeal on the merits of its claim remains pending. During the second quarter of 2006, LCC-Brazil was notified that its companion administrative action to suspend INSS collection proceedings while its appeal was pending was denied. The Company and its legal counsel in Brazil believe it has a strong case and will prevail on appeal. The Company estimates that should it not be successful in defending its claim, its liability at June 30, 2006 would be approximately $750,000 including interest and penalty. The Company believes that while this claim is estimable it is not probable that a liability has been incurred and accordingly has not recorded this liability in the accompanying financial statements.

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
      Our operating segments are defined geographically by region (see Overview), namely the Americas region and the Europe, Middle East and Africa (“EMEA”) region. Both regions provide design and deployment services, operations and maintenance services and technical consulting services.
      Starting with the first quarter of 2006, certain Corporate expenses that had been reported in non-reportable segments have been allocated to the Americas and EMEA regions. Prior period amounts have been revised on a comparable basis. This was done to conform to the manner in which the Executive Committee now allocates resources and assesses performance.
      Segment detail is summarized as follows (in thousands):

	Americas		EMEA		Segment Total

	2005	2006	2005	2006	2005	2006

Three Months Ended June 30,
Revenues:
From external customers	$10,664	$9,292	$25,001	$25,274	$35,665	$34,566
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$10,664	$9,292	$25,001	$25,274	$35,665	$34,566

Income (loss) before taxes	(2,036)	(399)	1,477	3,069	(559)	2,670
Total assets	35,371	27,144	59,830	75,178	95,201	102,322

	Americas		EMEA		Segment Total

	2005	2006	2005	2006	2005	2006

Six Months Ended June 30,
Revenues:
From external customers	$19,625	$18,564	$47,362	$52,333	$66,987	$70,897
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$19,625	$18,564	$47,362	$52,333	$66,987	$70,897

Income (loss) before taxes	(2,631)	(305)	2,200	5,256	(431)	4,951
      A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Revenues:
Revenues for reportable segments	$35,665	$34,566	$66,987	$70,897
Revenues for non-reportable segments	420	—	1,237	—

Total consolidated revenues	$36,085	$34,566	$68,224	$70,897

Income (loss) before taxes:
For reportable segments	$(559)	$2,670	$(431)	$4,951
For non-reportable segments	(2,955)	(2,331)	(6,074)	(5,185)

Total income (loss) before taxes	$(3,514)	$339	$(6,505)	$(234)

Assets:
Assets for reportable segments			$95,201	$102,322
Assets not attributable to reportable segments:
Cash and cash equivalents			7,264	6,263
Restricted cash			233	37
Receivables			1,119	589
Deferred and prepaid taxes			1,831	2,365
Property and equipment			660	529
Investments			623	—
Prepaid and other			376	541

			12,106	10,324

Total consolidated assets			$107,307	$112,646

(11)	Receivables
      For the year ended December 31, 2005 and the six months ended June 30, 2006, 70.7% and 68.0%, respectively, of total receivables were from our ten largest customers, indicating significant customer concentration risk with our receivables.

(12)	Reclassifications
      Certain amounts previously reported for the three and six months ended June 30, 2005 have been reclassified to conform to the presentation of amounts reported for the three and six months ended June 30, 2006.

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
      The factors listed under “Risk Factors” in our amended Annual Report on Form 10-K for the fiscal year ended December 31, 2005, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
Overview
      We provide integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to operations and maintenance services. As of June 30, 2006 we no longer provide network deployment services in the U.S. See Sale of U.S. Network Deployment Business in the Notes to the Consolidated Financial Statements. We continue to provide our full range of integrated end-to-end services in our EMEA reporting segment. We have been successful on occasion in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

      We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).

Americas:
Until June 30, 2006 the Americas region provided the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. As of June 30, 2006 we no longer provide network deployment services in the U.S. For the six months ended June 30, 2006, Americas generated approximately 26.2% of our total revenue. See also Sale of U.S. Network Deployment Business in the Notes to the Consolidated Financial Statements..

EMEA:
Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Pakistan, Saudi Arabia and the Middle East. EMEA provides the full range of service offerings throughout its region and has recently established a marketing office in Dubai. For the six months ended June 30, 2006, EMEA generated approximately 73.8% of our total revenue.

Nonreportable segments:	In 2005 this was primarily comprised of our operations in Asia which we ceased in 2005.
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
      We generate cash from fixed price contracts by billings associated with contract milestones, which are typically agreed to with our customers at the time the contracts are negotiated. For our time and materials contracts, we usually bill our customers on a monthly basis as services are performed. On large network deployment contracts, which involve the design and construction of complex wireless networks, it is increasingly common for our customers to require fewer contract milestones than in previous years. This has resulted in an extension of the period during which we must fund our operating costs until a milestone can be billed to the customer. This has increased the working capital required to operate the business. This is an integral part of our business and we are constantly striving to manage our working capital requirements. We expect to experience increasing demands for working capital in the future as we grow our revenues.
      Another critical statistic that we monitor is our contract backlog, which at June 30, 2006 was comprised of firm backlog of $72 million and implied backlog of $13 million. We expect that our contract backlog will vary from time to time as the backlog will be reduced as we perform services on contracts that are in our backlog and increase our backlog as we win additional contracts for which our services will be performed at some future date. The Company considers backlog firm when it has received purchase orders for the services. The Company considers the backlog implied when it has negotiated all major matters surrounding the services but the customer has not yet issued purchase orders.

      In the past we have disposed of, acquired and invested in businesses and joint ventures that supported our strategic objectives. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
Trends That Have Affected or May Affect Results of Operations and Financial Condition
      The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	the impact of the percentage of subcontracted work (versus self performed work) on our large programs and the associated margin degradation; and

•	increases or decreases of spending by wireless service providers in the areas of network design, deployment and optimization.
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
      We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to be negatively impacted when projects are delayed. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. Since 2003 we experienced a trend, especially in the U.S., for customers to award fixed price contracts to cover the design and deployment of a certain geographic network areas on a full turnkey basis, including planning, engineering design, site acquisition, and construction and deployment services. This trend and the capital requirements thereof were a major factor in our decision to exit the deployment business in the U.S. which we sold in the quarter ended June 30, 2006. See Sale of U.S. Network Deployment Business in the Notes to the Condensed Consolidated Financial Statements.
      In the six months ended June 30, 2006, approximately 14.0% of our revenues from continuing operations were generated by work done by subcontractors, for construction related activities, compared to 20.7% for the same period in the previous year. To the extent these large turnkey projects include a relatively large proportion of construction related activities, the composition of our revenues by delivery varies so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.
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

Results of Continuing Operations
      The discussion below provides information which management believes is relevant to an assessment and understanding of the consolidated results of our continuing operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2006		2005		2006

	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)
Revenues:
Americas	$10,664		$9,292		$19,625		$18,564
EMEA	25,001		25,274		47,362		52,333
Non-reportable segments	420		—		1,237		—

	$36,085		$34,566		$68,224		$70,897

Cost of revenues:
Americas	$9,515	89.2%	$7,614	81.9%	$16,667	84.9%	$15,020	80.9%
EMEA	18,976	75.9	18,127	71.7	35,658	75.3	38,440	73.5
Non-reportable segments	326	77.6	—	—	841	68.0	—	—

	$28,817	79.9%	$25,741	74.5%	$53,166	77.9%	$53,460	75.4%

Gross margins:
Americas	$1,149	10.8%	$1,678	18.1%	$2,958	15.1%	$3,544	19.1%
EMEA	6,025	24.1	7,147	28.3	11,704	24.7	13,893	26.5
Non-reportable segments	94	22.4	—	0.0	396	32.0	—	—

	$7,268	20.1%	$8,825	25.5%	$15,058	22.1%	$17,437	24.6%

Americas
      For the quarter ended June 30, 2006 the radio frequency engineering and wireless design business (the “RF/wireless design business”) revenues, which represents 100% of the continuing revenues of the Americas region, were $9.3 million. Gross margin for the RF/wireless design business was 18.1% for the quarter, which was slightly below our expectations. The below expected performance resulted primarily from one contract, which was completed in the quarter. RF/wireless design revenues were down $1.4 million from the comparable quarter in 2005 resulting primarily from the wind down of a larger contract and our decision to direct our attention to higher margin contracts rather than volume. This decision, plus increased emphasis on managing the utilization of our engineering resources, resulted in our gross margin improving by 7.3% over the comparable quarter in 2005.
      For the six months ended June 30, 2006 RF/wireless design revenues, which represent 100% of the continuing revenues of the Americas region, were $18.6 million. Gross margin for the six months ended June 30, 2006 was 19.1%, which was slightly below expectations due primarily to the contract noted in the preceding paragraph. RF/wireless design revenues were down by $1.0 million from the comparable six month period in 2005, again resulting primarily from the wind down of a larger contract and our decision to direct our attention to higher margin contracts rather than volume. This decision, plus increased emphasis on managing the utilization of our engineering resources, resulted in our gross margin improving by 4.0% over the comparable six month period in 2005.
      For the quarter ended June 30, 2005 revenues from the RF/wireless design business represented 100% of the continuing revenues of the Americas region, and were $10.7 million. Gross margin of the RF/wireless design business was 10.8% for the quarter, which was slightly below our expectations.

      For the six months ended June 30, 2005 RF/wireless design revenues, which represent 100% of the continuing revenues of the Americas region, were $19.6 million. Gross margin for the six months ended June 30, 2006 was 15.1%.
EMEA
      In the quarter ended June 30 2006, revenues were $0.3 million higher than the comparable quarter in 2005. The primary reasons for this change were increases in our Algeria operations offsetting other decreases in Saudi Arabia and the Netherlands.
      For the six months ended June 30, 2006 revenues totaled $52.3 million, an increase of $4.9 million over the comparable period in 2005. The primary reason was the increase of our revenues in our operations in Algeria.
Non-reportable segments
      There were no revenues from the non-reportable segments in either the three months or six months ended June 30, 2006. Non-reportable segment revenues in Asia ceased in 2005.
Operating Expense

	Three Months Ended		Six-Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(in thousands)		(in thousands)
Sales and marketing
Americas	$720	$692	$1,217	$1,282
EMEA	1,211	952	2,787	2,418
Nonreportable segments	91	71	229	75

	2,022	1,715	4,233	3,775
Bad debt expense (recovery)
Americas	60	—	60	22
EMEA	(10)	—	4	(41)
Nonreportable segments	75	—	75	—

	125	—	139	(19)
General and administrative
Americas	1,650	1,251	3,462	2,258
EMEA	2,882	2,644	5,627	5,212
Nonreportable segments	2,624	2,243	5,417	4,924

	7,156	6,138	14,506	12,394
Restructuring charge
Americas	641	—	641	—
EMEA	—	31	—	31
Nonreportable segments	118	77	118	77

	759	108	759	108
Depreciation and amortization
Americas	121	159	222	320
EMEA	488	446	992	881
Nonreportable segments	89	110	180	183

	698	715	1,394	1,384

	Three Months Ended		Six-Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(in thousands)		(in thousands)
Total
Americas	3,192	2,102	5,602	3,882
EMEA	4,571	4,073	9,410	8,501
Nonreportable segments	2,997	2,470	6,019	5,228

	$10,760	$8,645	$21,031	$17,611

      The decrease in sales and marketing expense to $1.7 million in the quarter ended June 30, 2006 from $2.0 in the comparable quarter of 2005 was primarily due to the decrease in commission expense resulting from our decrease in revenues in those quarters in both our Americas and EMEA reportable segments.
      The decrease in general and administrative expense to $6.1 million in the quarter ended June 30, 2006 from $7.2 million in the comparable quarter of 2005 is due to the Company’s efforts to increase the efficiency of its administrative operations and support functions in the Americas and the ongoing consolidation of back office operations of certain of our smaller operations in EMEA.
      The decrease in total sales and marketing expenses for the six months ended June 30, 2006 to $3.8 million from $4.2 million in the comparable period in 2005 is due primarily to lower commission expense paid for sales activities performed by third parties in Saudi Arabia as well as the cessation of sales activities in Asia, a non-reportable segment. The increase of $70 thousand in the Americas sales and marketing expense in the six months ended June 30, 2006 as compared to the comparable six months in 2005 even though revenues decreased by $1.0 million in those periods was due primarily to an increase in sales related travel and related selling expenses. The decrease in general and administrative expenses from $14.5 million in the first six months of 2005 to $12.4 million in the first six months of 2006 is largely attributable to a reduction of personnel in our Americas region and our corporate office.
Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(in thousands)		(in thousands)
Interest income:
Americas	$10	$11	$19	$24
EMEA	5	19	11	25
Nonreportable segments	20	5	45	13

	35	35	75	62
Interest expense:
Americas	(2)	—	(3)	—
EMEA	(35)	—	(105)	—
Nonreportable segments	(8)	(219)	(19)	(405)

	(45)	(219)	(127)	(405)
Other:
Gain (loss) on equity investment
Americas	—	—	—	—
EMEA	(103)	—	(103)	—
Nonreportable segments	(12)	—	(39)	—

	(115)	—	(142)	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(in thousands)		(in thousands)
All else
Americas	(1)	14	(3)	9
EMEA	156	7	103	(130)
Nonreportable segments	(52)	353	(438)	435

	103	374	(338)	314
Total other
Americas	(1)	14	(3)	9
EMEA	53	7	—	(130)
Nonreportable segments	(64)	353	(477)	435

	(12)	374	(480)	314
Total other income (expense):
Americas	7	25	13	33
EMEA	23	26	(94)	(105)
Nonreportable segments	(52)	139	(451)	43

	$(22)	$190	$(532)	$(29)

      In the second quarter of 2006 the other income of $0.2 million was primarily attributable to a foreign currency gain of $0.2 million, a $0.2 million gain in our Netherlands subsidiary on the favorable settlement of an earn out agreement, net of $0.2 million of interest expense.
      In the second quarter of 2005 we recorded a loss on foreign currency of $0.6 million, which was largely offset by a gain on the exercise of the NextWave warrants. In the first six months of 2005, other expense of $0.5 million was primarily attributable to foreign currency losses.
Income (Loss) Before Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(in thousands)		(in thousands)
Segment Income Before Taxes
Americas	$(2,036)	$(399)	$(2,631)	$(305)
EMEA	1,477	3,069	2,200	5,256
Nonreportable segments	(2,955)	(2,331)	(6,074)	(5,185)

	$(3,514)	$339	$(6,505)	$(234)

Tax Expense
      A tax expense of $0.9 million was recognized in the second quarter of 2006 as compared to $0.8 million in the second quarter of 2005. The tax expense for the six months ended June 30, 2005 and 2006 was $1.7 million and $1.9 million, respectively. The 2005 and 2006 tax expense arises from certain international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign countries. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carry forwards will be realized.

Net Loss
      In the three and six months ended June 30, 2006, revenues of $34.6 and $70.9 million generated operating income (loss) from continuing operations of $0.1 and $(0.2) million, respectively. We reported pretax income and loss from continuing operations of $0.3 and $(0.2) million, before tax expense of $0.9 and $1.9 million, resulting in losses from continuing operations of $0.5 and $2.1 million for the three and six months ended June 30, 2006, respectively. Income from discontinued operations was $0.6 and $0.0 million for the three and six months ended June 30, 2006, respectively.
      In the three and six months ended June 30, 2005, revenues of $36.1 and $68.2 million generated operating losses from continuing operations of $3.5 and $6.0 million, respectively. We reported pretax losses from continuing operations of $3.5 and $6.5 million, before tax expense of $0.8 and $1.7 million, resulting in losses from continuing operations of $4.3 and $8.2 million for the three and six months ended June 30, 2005, respectively. Losses from discontinued operations were $3.8 and $3.7 million for the three and six months ended June 30, 2005, respectively.
Liquidity and Capital Resources
      The following discussion relates to our sources and uses of cash and cash requirements during the six months ended June 30, 2005 and 2006.
          Sources and Uses of Cash

	Six Months Ended

	June 30, 2005	June 30, 2006

	(in thousands)
Net cash used in operating activities	$(8,146)	$(6,706)
Net cash used in investing activities	(1,050)	520
Net cash provided by financing activities	312	179

Net decrease in cash and cash equivalents	$(8,884)	$(6,007)

      During the six months ended June 30, 2006 the principal requirements for cash were as follows: (1) to finance the operating losses of the Americas business, including the U.S. Network Deployment Business reported as a discontinued operation, and our corporate costs; (2) working capital needs of the business, especially the U.S. Network Deployment Business because of the longer term milestone based payment cycles that have become common in that business, especially in the US; and (3)to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the six months ended June 30, 2006 we also used $465,000 of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes (drive test and other equipment).
      We have met our cash needs during the period by accelerating the collection of receivables from certain of our customers by integrating with the customer’s automated payment processes and by retaining more experienced and better trained collection personnel as well as reinstituting requirements for our sales personnel to be actively engaged assisting in customer collections. To meet our working capital needs we have a receivables based financing arrangement in the U.S. and as part of the sale of the U.S. Network Deployment Business we entered into a borrowing arrangement with, Nokia, the buyer of that business to advance us funds related to the unbilled receivables transferred to them.
      As a result of the sale of the U.S. Network Deployment Business and our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, we expect our cash flow to improve. We also expect the sale of the U.S. Network Deployment Business will reduce our working capital needs over the next 6 months. Payments from Nokia resulting from the sale of the U.S. Network Deployment Business as well as the payments due from Nokia for the remaining unbilled accounts receivable will also result in positive cash inflows, as the majority of the cash costs incurred to generate the revenue associated with such unbilled receivables was paid in the first six months of 2006 or will be paid during the third quarter of 2006. Also, borrowings under the Nokia Note Agreement, the more favorable payment terms we have negotiated with certain larger customers in EMEA, and the automation and integration of certain processes into those of certain of our larger customers will also speed up the cash to cash cycle. Finally, we expect to negotiate lines of credit in certain of the EMEA countries that have longer payment cycles (such as Algeria and Saudi Arabia), which will accelerate the cash flow generated by our revenue producing activities. We expect, however, that such financing activities will increase our interest expense and our short term debt.
      Based on our analysis of the cash flows of the business, the financing we have in place and the financing we expect to put in place in certain EMEA countries, the Company believes it has sufficient cash flows and borrowing capacity to meet its operating needs for the next twelve months.
          Cash Requirements

	December 31, 2005	June 30, 2006

	(in thousands)
Cash and cash equivalents	$14,196	$8,189
Restricted cash	1,141	4,005

Total cash and short-term investments	$15,337	$12,194

Line of credit and note payable	$2,975	$5,504

Working capital	$37,770	$38,135

      During the six months ended June 30, 2006, the principal requirements for cash were to finance operating losses and the decrease in accounts payable and accrued expenses of $8.1 million. Working capital increase by $0.3 million in the period. We monitor cash receipts and payments on a daily basis. Future requirements of cash are likely to be affected by the continued changes in working capital, which are primarily caused by changes in receivables and work in progress as work is performed ahead of contractual billing milestones, as milestones are achieved and billed, and as payments are received from the customers. We believe the sale of the U.S. Network Deployment Business will decrease our need for working capital for the following reasons: (1) that business was heavily weighted toward longer term milestone payments which increased our need to fund costs of construction for lengthy periods of time until the milestones for payment were met and (2) while we will collect funds from Nokia on the unbilled accounts receivable transferred to them under the Asset Purchase Agreement over the remainder of 2006, we will have to pay our vendors over a shorter period as terms to most vendors to the deployment business were 60 days or less. As the vendors are paid off, primarily in the third quarter of 2006, our collections from Nokia will contribute more positively to our cash flow. See also Sale of U.S. Network Deployment Business in the Notes to the Condensed Consolidated Financial Statements. We are currently in the process of re-negotiating our loan with Wells Fargo on terms that are more favorable than the prior loan. This improvement is the result of the shorter payment cycles for our RF Engineering services customers and our improving financial condition as a result of the sale of the U.S. Network Deployment Business. Additionally, we plan to enter into financing arrangements in certain countries in EMEA that will allow us to finance accounts receivable. While this will increase our interest expense it will substantially accelerate our cash flow from operations in regions such as Algeria. Over the next year, we expect that working capital will remain at similar levels to those experienced at December 31, 2005 and June 30, 2006. However, because many of our cash receipts and payments are for large amounts, we expect our cash balances to fluctuate depending upon the size and timing of these payments and receipts. We believe that for at least the next twelve months we have adequate cash and access to financing to fund our operations.
      As of June 30, 2006, and June 30, 2005, we had no material cash commitments and we had not engaged in any off-balance sheet financing.
      On July 18, 2005, the Company and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design Services, LLC, a subsidiary of the Company, and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together collectively referred to as the “Financing Documents”). CFC has since been acquired by Wells Fargo Bank.
      Under the Financing Documents, each of the Company and LCC Wireless Design Services, LLC may from time to time transfer to CFC in exchange for cash certain of its accounts receivable to be specified in its request. CFC has the right to determine in its sole discretion the amount of cash, if any, it is willing to advance with respect to any specified account receivable, which amount shall not exceed 80% of the face amount of the receivables presented. Any advances made by CFC under the Agreement are due and payable on demand. Under the original terms of the Agreement, the aggregate amount owed to CFC by the Company and LCC Wireless Design at any time may not exceed $3,000,000. In the event any transferred account receivable remains unpaid for the earlier of 90 days from the date funds were advanced by CFC on that receivable or 120 days from the original invoice date, the Company or LCC Wireless Design Services, LLC as the case may be, must substitute an account receivable of equal or greater value for the unpaid account receivable or buy back the unpaid account receivable from CFC. Outstanding advances will bear interest at the prime rate as reported in The Wall Street Journal. CFC shall be entitled to various fees under the Financing Documents, including initially a monthly administrative fee of $22,500. Each of the Company and LCC Wireless Design has guaranteed to CFC the performance of the other’s obligations under the Financing Documents and has pledged to CFC its respective accounts receivables from some of its customers to secure its respective obligations under the Financing Documents.
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
      Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At June 30, 2006, the Company had $2,345,000 outstanding under the Financing Documents. Interest expense and facility fees for this facility for the six months ended June 30, 2006 were $365,000.

Critical Accounting Policies
      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes;

•	restructuring charge; and

•	share-based compensation
     Revenue recognition
      Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 73.6% and 53.8% for the six months ended June 30, 2005 and 2006, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2005 and June 30, 2006, respectively, we had $35.8 million and $22.9 million of unbilled receivables.
     Allowance for doubtful accounts
      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the year ended December 31, 2005 and the quarter ended June 30, 2006, we derived 82.1% and 81.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 68.1% and 68.0% of our net receivable balance as of December 31, 2005 and June 30, 2006, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
      We assessed our ability to realize certain deferred tax assets during the second quarter of 2006, consistent with the methodology we employed for prior periods. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2006 to determine the appropriate level of valuation allowance.
     Restructuring Charge
      In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating to $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of June 30, 2006 that we will receive $8.1 million in sublease income, of which $8.1 million is committed.
Share-Based Compensation
      As part of our adoption of SFAS No. 123(R) as of January 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes and lattice option pricing models in order to determine the fair value on the date of grant of service based and market based stock options, respectively. We apply judgment in estimating key assumptions that are elements in the models, such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these assumptions are based on historical data and judgment regarding market trends and factors.
      If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense or income tax expense, which could be material to our results of operations.
Related Party Transactions
      For a description of related party transactions, see note 6 to the consolidated financial statements.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in Great Britain, Algeria and Saudi Arabia. For our foreign subsidiaries, exchange rates can have an impact on the United States dollar value of their reported earnings and the intercompany transactions with the subsidiaries.
      Approximately 75.5% of the Company’s revenues were generated outside the United States for the six months ended June 30, 2006, the majority of which were in Europe. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2006 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results.

Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
      Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $1.3 million during the six months ended June 30, 2006.
      We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at June 30, 2006 (denominated in Euros) include Italy in the amount of $1.9 million, Algeria in the amount of $1.5 million and Saudi Arabia in the amount of $5.8 million. Foreign subsidiaries with amounts owed to or from the McLean operations at June 30, 2006 (denominated in Euros or British Pounds) included Italy in the amount of $4.3 million and England in the amount of $5.3 million. These balances generated a foreign exchange gains of $0.2 million and $0.1 million included in our consolidated results for the three and six month periods ended June 30, 2006. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.3 million net increase to our operating income generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.
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
      As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2005 Annual Report on Form 10-K. The Company’s management previously concluded in such Annual Report on Form 10-K that as of December 31, 2005 its disclosure controls and procedures were not effective as a result of material weaknesses in internal control over financial reporting, further described below.
      During the first quarter of 2006, the Company corrected the material weaknesses in its internal control over financial reporting and its disclosure controls and procedures. The Company’s efforts to correct are described below. The Company has completed testing of these controls, which remediate the material weakness.
      Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2006.

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
      In the Company’s 2005 Annual Report on Form 10-K, the Company identified material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in its internal control over financial reporting relating to its accounting for fixed-price customer contracts accounted for under the percentage-of-completion method. In the first quarter of 2006, the Company corrected the material weaknesses in internal control over financial reporting by implementing more stringent controls over the preparation and review of the percentage of completion calculations for long-term construction contracts in the United States, including the following:

•	Each project manager must complete and sign a checklist and questionnaire monthly on which the project manager attests that he or she has reviewed the calculation and concurs with it.

•	The VP Finance for the Americas or designated representative and the project managers must review the calculation with the chief financial officer.

•	It is a requirement any person serving as VP Finance or designated representative must have a strong accounting background.
      There have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
      The Company’s Brazilian subsidiary, LCC do Brasil, Ltda. (“LCC-Brazil”) has for many years retained worker cooperatives to render services as has been a common practice in Brazil. In 1999, the Brazilian government enacted a law requiring the payment of INSS social security contributions equal to 15% of amounts paid to worker cooperatives for services rendered by cooperative members. LCC-Brazil filed an action challenging the law and seeking a court order to avoid payment of contributions. In mid-2002, LCC-Brazil obtained a favorable court decision to suspend its obligation to pay these contributions, which was subsequently appealed by the INSS. The INSS obtained a favorable decision on the appeal in March 2004. LCC-Brazil then appealed the second level court decision and filed a request to stay the ability of INSS to file a collection proceeding. LCC-Brazil’s appeal on the merits of its claim remains pending. During the second quarter of 2006, LCC-Brasil was notified that its companion administrative action to suspend INSS collection proceedings while its appeal was pending was denied. The Company and its legal counsel in Brazil believe it has a strong case and will prevail on appeal. The Company estimates that should it not be successful in defending its claim, its liability at June 30, 2006 would be approximately $750,000 including interest and penalty. The Company believes that while this claim is estimable it is not probable that a liability has been incurred and accordingly has not recorded this liability in the accompanying financial statements.
      In addition, we are party to various non-material legal proceedings and claims incidental to our business.
Item 1A: Risk Factors
      There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
      Not Applicable
Item 3: Defaults Upon Senior Securities
      Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Shareholders was held on May 24, 2006. All of the proposals for Shareholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.
      Proposal 1 — Election of Directors

	Term			Votes		Broker
Elected Director	Expires	Votes For(1)		Withheld(1)		Non-Votes(1)

Julie A. Dobson	2007	16,932,850(	A)	713,743(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)
Dean Douglas	2007	16,820,868(	A)	825,725(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)
Mark Ein	2007	16,807,850(	A)	839,073(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)
Richard Lombardi	2007	17,575,634(	A)	70,959(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)
Susan Ness	2007	16,807,520(	A)	769,130(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)

	Term			Votes		Broker
Elected Director	Expires	Votes For(1)		Withheld(1)		Non-Votes(1)

Neera Singh	2007	16,694,788(	A)	951,805(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)
Rajendra Singh	2007	16,694,928(	A)	951,665(	A)	0(	A)
		44,275,770(	B)	0(	B)	0(	B)
      Proposal 2 — Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ended December 31, 2006.

		Votes	Votes		Broker
Votes For(1)		Against(1)	Abstaining(1)		Non-Votes(1)

16,807,850(	A)	343,803	10,641(	A)	0(	A)
44,275,770(	B)		0(	B)	0(	B)

Note (1):	The shareholders are entitled to vote as a single class, with each share of the Company’s Class A Common Stock having one vote and each share of the Company’s Class B Common Stock having ten votes. (A) shows votes represented by the Company’s Class A Common Stock and (B) shows votes represented by the Company’s Class B Common Stock.
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

/s/ Louis Salamone Jr.

Louis Salamone Jr.
Senior Vice President,
Chief Financial Officer and Treasurer
August 9, 2006