Form 10-Q
period 2006-09-30
LCC INTERNATIONAL INC
filed 2006-11-13
CIK 1016229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

As of November 1, 2006 the registrant had outstanding 20,864,802 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and 4,425,577 shares of Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”).

LCC International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q
For the quarter ended September 30, 2006

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC International, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$31,933	$39,030	$101,673	$105,764
COST OF REVENUES (exclusive of depreciation shown separately below)	22,671	30,385	74,796	82,833

GROSS PROFIT	9,262	8,645	26,877	22,931

OPERATING EXPENSE:
Sales and marketing	1,635	1,930	5,325	6,143
General and administrative	6,082	6,241	18,545	19,736
Restructuring charge	—	—	108	682
Depreciation and amortization	673	714	2,033	2,091

	8,390	8,885	26,011	28,652

OPERATING INCOME (LOSS)	872	(240)	866	(5,721)

OTHER INCOME (EXPENSE):
Interest income	7	15	46	73
Interest expense	(171)	(33)	(576)	(158)
Other	934	(170)	1,239	(648)

	770	(188)	709	(733)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,642	(428)	1,575	(6,454)
PROVISION FOR INCOME TAXES	1,511	1,049	3,379	2,726

INCOME (LOSS) FROM CONTINUING OPERATIONS	131	(1,477)	(1,804)	(9,180)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (net of applicable taxes of zero)	(1,638)	2,703	(2,707)	(1,456)
Gain (loss) on disposal of discontinued operations (net of applicable taxes of zero)	—	—	922	—
Adjustment to gain on disposal of discontinued operations (net of applicable taxes of zero)	(63)	—	(63)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,701)	2,703	(1,848)	(1,456)

NET INCOME (LOSS)	$(1,570)	$1,226	$(3,652)	$(10,636)

NET INCOME (LOSS) PER SHARE:
Continuing operations
Basic and diluted	$0.01	$(0.06)	$(0.07)	$(0.37)

Discontinued operations
Basic and diluted	$(0.07)	$0.11	$(0.08)	$(0.06)

Net Income (loss) per share
Basic and diluted	$(0.06)	$0.05	$(0.15)	$(0.43)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	24,981	24,424	24,848	24,496

Diluted	24,981	24,578	24,848	24,496

See accompanying notes to consolidated financial statements.

LCC International, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$6,231	$14,196
Restricted cash	870	1,141
Receivables, net of allowances of $190 and $317, respectively:
Trade accounts receivable	43,069	47,448
Unbilled receivables	22,850	35,791
Due from related parties and affiliates	5	15
Due from disposal of business	9,214	—
Prepaid expenses and other current assets	3,379	1,998
Prepaid tax receivable and prepaid taxes	214	1,195
Assets held for sale	586	—

Total current assets	86,418	101,784
Property and equipment, net	2,643	3,642
Deferred income taxes, net	1,171	1,171
Goodwill	11,924	11,014
Other intangibles, net	118	312
Other assets	943	1,030

Total assets	$103,217	$118,953

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$948	$2,975
Note payable	4,200	—
Accounts payable	17,905	27,876
Accrued expenses	16,061	22,480
Accrued employee compensation and benefits	4,301	5,390
Deferred revenue	200	1,020
Income taxes payable	3,564	2,891
Accrued restructuring current	1,101	1,072
Other current liabilities	328	310
Liabilities held for sale	321	—

Total current liabilities	48,929	64,014
Accrued restructuring non-current	83	492
Other liabilities	655	696

Total liabilities	49,667	65,202

Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.01 par value:
70,000 shares authorized; 20,847 shares issued and 20,688 shares outstanding and 20,485 shares issued and 20,326 shares outstanding at September 30, 2006 and December 31, 2005, respectively	208	205
Class B common stock, $0.01 par value:
20,000 shares authorized; 4,426 shares and 4,428 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	44	44
Paid-in capital	110,795	108,902
Accumulated deficit	(59,092)	(55,440)

Subtotal	51,955	53,711
Accumulated other comprehensive income — foreign currency translation adjustments	2,477	922
Treasury stock, at cost (159 shares)	(882)	(882)

Total shareholders’ equity	53,550	53,751

Total liabilities and shareholders’ equity	$103,217	$118,953

See accompanying notes to consolidated financial statements.

LCC International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net Loss	$(3,652)	$(10,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,164	2,148
Provision for (recovery of) doubtful accounts	(29)	169
Loss on equity method investment	—	308
Non-cash compensation	1,303	195
Restructuring charge	108	759
Gain on disposal of Network Deployment business	(859)	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	10,784	(5,604)
Accounts payable and accrued expenses	(18,380)	(3,671)
Other current assets and liabilities	(2,932)	702
Other non-current assets and liabilities	223	(319)

Net cash used in operating activities	(11,270)	(15,949)

Cash flows from investing activities:
Purchases of property and equipment	(974)	(2,249)
Proceeds from disposals of property and equipment	—	61
Proceeds from sale of Network Deployment business	985	—
Investments	—	(125)

Net cash provided (used) in investing activities	11	(2,313)

Cash flows from financing activities:
Borrowings on line of credit	11,182	12,575
Payments on line of credit	(13,230)	(8,732)
Borrowings on note payable	4,200	—
Proceeds from issuance of common stock, net	—	87
Proceeds from exercise of options	608	446
(Increase) decrease in restricted cash	220	(113)

Net cash provided by financing activities	2,980	4,263

Effect of exchange rate changes on cash and equivalents	314	(517)
Net decrease in cash and cash equivalents	(7,965)	(14,516)
Cash and cash equivalents at beginning of period	14,196	21,930

Cash and cash equivalents at end of period	$6,231	$7,414

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,382	$1,361
Interest	515	137

See accompanying notes to consolidated financial statements.

LCC International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Description of Operations

LCC International Inc., a Delaware corporation (“LCCI”) was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCCI.

We provide integrated end-to-end solutions for wireless voice and data communication networks with service offerings ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. As of June 30, 2006 we no longer provide deployment services in the U.S. See Note 3 below, Sale of U.S. Network Deployment Business. We operate in a highly competitive environment subject to rapid technological change and emergence of new technologies. Historically, the key drivers of change in our wireless services business have been (1) the issuance of new or additional licenses to wireless service providers; (2) the introduction of new services or technologies; (3) increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers and the scarcity of wireless spectrum; and (4) the increasing complexity of wireless systems in operation. Although we believe our services are transferable to emerging technologies, rapid changes in technology and deployment could have an adverse financial impact on us.

(2)	Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of percentage of completion of contracts, loss contingencies, valuation allowances such as amounts of bad debts and stock-based compensation forfeiture rates among others; and assumptions such as the future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are not yet in a position to assess the full impact on our financial statements and related disclosures.

(3)	Sale of U.S. Network Deployment Business

On June 30, 2006, LCCI and LCC Wireless Design Services, LLC, a wholly owned subsidiary of LCCI (collectively “LCC”), and Nokia Inc. (“Nokia”) closed the transactions (the “Transactions”) contemplated by an Asset Purchase Agreement executed on June 2, 2006 (the “Asset Purchase Agreement”) pursuant to which Nokia acquired certain assets and assumed certain liabilities, contracts, and personnel associated with the U.S. Network Deployment Business of LCC (“U.S. Network Deployment Business”). The purchase price paid by Nokia was $10.8 million. In conjunction with the Transactions, the parties also entered into a (1) Loan and Security Agreement (the “Loan Agreement”) pursuant to which Nokia will advance to LCC upon request by LCC from time to time during the first 150 days following the closing of the Asset Purchase Agreement an aggregate amount of up to the lesser of 60% of the unbilled accounts receivables transferred at closing as calculated in the Purchase Agreement and $4.2 million, and (2) a Transition Services Agreement (“TSA”) entered into on June 2, 2006 pursuant to which LCC will provide Nokia with transitional services for a period of up to 12 months.

Under the Asset Purchase Agreement, LCC retained all pre-closing billed accounts receivable and all pre-closing accounts payable related to the U.S. Network Deployment Business. Certain fixed assets used in the U.S. Network Deployment Business and all unbilled accounts receivable were transferred to Nokia as of the closing date. Nokia will pay to LCC all amounts related to the unbilled accounts receivable over a period of up to 12 months from closing. Nokia was also required to pay LCC $198,000 for certain other assets consisting primarily of equipment and inventory and an amount equal to 10% of the unbilled accounts receivable being transferred ($965,000). At closing, Nokia paid $985,000 which represented the $198,000 for certain assets and $787,000 of the $965,000 related to the unbilled receivables as discussed in the preceding sentence. The remainder of such amount was paid during the quarter ended September 30, 2006. During the quarter ended September 30, 2006 the gain on the sale of the U.S. Network Deployment Business of $922,000 was reduced by $63,000. LCC remained liable after the closing of the Asset Purchase Agreement for matters related to LCC’s conduct of the U.S. Network Deployment Business before closing, and Nokia is liable for all matters related to Nokia’s conduct of the U.S. Network Deployment Business after closing.

See also Note 14 below, Due from Disposal of Business.

Pursuant to the terms of the Asset Purchase Agreement, LCC entered into a non-competition agreement with Nokia and agreed not to engage in the business of providing network site deployment services in the United States for 18 months following the closing. “Network site deployment services” is defined as the performance of any network site deployment service, including site acquisition, site permitting and site construction, for clients in the United States where the provision of such services would, individually or in the aggregate, be competitive with network site deployment services currently provided by the U.S. Network Deployment Business that was transferred. These restrictions do not prohibit LCC from engaging in such services provided the aggregate revenues received from these activities do not exceed 22.5% of LCC’s consolidated revenues.

For one year, LCC agreed not to hire or attempt to hire any LCC employee transferred to Nokia, or otherwise encourage any transferred employee to leave the employ of Nokia. In addition, neither party will solicit or attempt to solicit any employee of the other party excluding an allowance for general advertisements for employment.

Advances to LCC under the Loan Agreement will be repaid as Nokia bills, collects, and remits to LCC, the unbilled accounts receivable transferred at closing. All amounts advanced shall be due in full 180 days following the closing date. The loan is secured by a first-priority perfected security interest in the unbilled receivables transferred at closing, and LCC’s contract rights under the Asset Purchase Agreement to receive payment from Nokia for the transferred unbilled receivables as they are collected. In consideration for Nokia providing advances under the Loan Agreement, LCC is required to pay an initial fee at the lower of $150,000 or 60% of the transferred unbilled receivables multiplied by 3.6%. If under default, the loan calls for interest at prime plus 5% per annum. Based on the amount of transferred unbilled receivables, LCC was permitted to obtain advances under the Loan Agreement of a maximum of $4.2 million. At September 30, 2006, LCC had received advances of the full $4.2 million, which are classified as a note payable in the accompanying financial statements.

Pursuant to the TSA, LCC will provide Nokia with transitional services for a period of up to 12 months unless earlier terminated by the parties. Such services include database administration, vendor and customer invoice processing, purchase order issuance, monthly financial reporting, system support, and the general support and training of Nokia personnel. For such transitional services, Nokia will pay LCC a monthly fee which escalates after the first six months and escalates further after nine months. The initial monthly fee is $26,100. Additionally, under the TSA Nokia is required to reimburse LCC for costs incurred in setting up systems and processes for the services to be provided under the TSA. Such reimbursable costs were $70,626. Pursuant to a license agreement entered into at the closing, LCC granted Nokia a non-exclusive, royalty free, worldwide license to its WINDS software for use in the U.S. Network Deployment Business for a period of one year or until earlier termination by Nokia.

The operations of the sale of the U.S. Network Deployment Business have been classified as a discontinued operation in the accompanying Statement of Operations. The operations of the network deployment business in the U.S. consisted primarily of activities involved in the construction of cell sites and related preconstruction and post construction services (site acquisition, system design, etc.) that are directly related to and integral to the construction of cell sites the Company was contracted to construct. Where the Company performs certain preconstruction or post construction related activities that are not performed in connection with the Company’s construction of cell sites, revenues and expenses related thereto are included in the Company’s Radio Frequency engineering operations in the Americas and are not considered network deployment services.

The revenue, gross margin and pre tax operating loss for the U.S. Network Deployment Business for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005 are as follows:

Three Months Ended
September 30, 2005
(in thousands)

Revenues	$9,549
Gross margin	$2,896
Pretax operating income (loss)	$2,627

Subsequent to our sale of the U.S. Network Deployment Business as of June 30, 2006 there have been certain changes in estimates on the transferred contracts and accruals for costs received subsequent to the second quarter. These amounts aggregated to approximately $1.0 million during the third quarter.

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)

Revenues	$12,761	$29,429
Gross margin (loss)	$(1,055)	$(528)
Pretax operating loss	$(1,756)	$(1,287)

Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment Business are included in the balance sheet as of September 30, 2006 and are as follows:

As of
September 30, 2006

Billed and unbilled accounts receivable	$939
Accounts payable	$948
Accrued expenses	$1,364

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

On September 30, 2006, we had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant. The service option awards vest over a period determined at the time the options are granted, ranging from three to five years, and generally have a term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans).

When options are exercised, new shares of our common stock are issued. Restricted stock is also issued under this plan. This plan has 0.9 million shares authorized for issuance.

The adoption of SFAS No. 123(R) decreased income from continuing and decreased the loss from discontinued operations before income taxes for the three months ended September 30, 2006 by $222,093 and $29,203, respectively, and increased net loss for the three months ended September 30, 2006 by $192,890. For the nine months ended September 30, 2006, loss from continuing operations and loss from discontinued operations before income taxes were increased by $649,385 and $4,277, respectively, for an increase in net loss of $653,662. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for our U.S. deferred tax assets due to the history of operating losses of our U.S. operations. As a result of the adoption of SFAS No. 123(R), basic and diluted earnings per share from continuing operations were decreased by $0.01 for the three months ended September 30, 2006. For the nine months ending September 30, 2006 basic and diluted loss per share were increased by $0.03. There was no change in loss per share from discontinued operations.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise for the three and nine months ended September 30, 2006 and 2005, and therefore there is no impact on the accompanying unaudited Condensed Consolidated Statements of Cash Flows.

Service Based Awards

A summary of service based stock option activity and changes for the nine months ended September 30, 2006 is as follows (share amounts in thousands):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2005	2,966
Exercised	(154)
Cancelled	(387)

Balance at March 31, 2006	2,425
Granted	60
Exercised	(75)
Cancelled	(265)

Balance at June 30, 2006	2,145	$5.43
Exercised	(37)	$2.33
Cancelled	(345)	$6.18

Balance at September 30, 2006	1,763	$5.35

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $0.2 million and the related weighted-average period over which it is expected to be recognized is approximately 0.8 years. We recorded expense of $65,445 and $263,922 related to these options during the three and nine months ended September 30, 2006, respectively.

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

Additional information relative to our options outstanding at September 30, 2006 is summarized as follows (unaudited, share, intrinsic value and fair value amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value

Outstanding	1,763	$5.35	5.72	$697
Exercisable	1,480	$5.44	5.27	$670

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Total intrinsic value of options exercised	$40	$42	$220	$326
Total fair value of shares vested during the period	$5	$44	$778	$1,733

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of grants in the nine months ended September 30, 2006 was $2.27. There were no grants in the three months ended September 30, 2006. The weighted average grant date fair value of grants in the three and nine months ended September 30, 2005 was $1.41 and $1.81, respectively. The following are the weighted average assumptions used for the periods presented:

	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2005	2006	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.30%	5.65%	4.25% to 4.50%
Expected life	3 - 7 years	3 - 7 years	3 - 7 years
Volatility	60%	75%	45% to 60%

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plan and employee stock purchase plan during the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Loss from continuing operations as reported	$(1,477)	$(9,180)
Deduct total stock-based employee compensation expense determined under fair value based method	(286)	(1,053)

Pro forma net loss from continuing operations	$(1,763)	$(10,233)

Income (loss) from discontinued operations as reported	$2,703	$(1,456)
Deduct total stock-based employee compensation expense determined under fair value based method	(9)	(29)

Pro forma net income (loss) from discontinued operations	$2,694	$(1,485)

Net income (loss) as reported	$1,226	$(10,636)
Deduct total stock-based employee compensation expense determined under fair value based method	(295)	(1,082)

Pro forma net income (loss)	$931	$(11,718)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income (loss) per share as reported:
Continuing: basic and diluted	$(0.06)	$(0.37)

Discontinued: basic and diluted	$0.11	$(0.06)

Net loss per share: basic and diluted	$0.05	$(0.43)

Pro forma:
Continuing: basic and diluted	$(0.07)	$(0.42)

Discontinued: basic and diluted	$0.11	$(0.06)

Pro forma net loss per share: basic and diluted	$0.04	$(0.48)

Note that the above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and nine months ended September 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair value method for such period.

Market Based Awards

A summary of market based stock option activity and changes for the nine months ended September 30, 2006 is as follows (share amounts in thousands):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2005	1,000
Granted	400

Balance at March 31, 2006	1,400
Granted	575

Balance at June and September 30, 2006	1,975	$6.54

During the first quarter of 2006, we granted to the Europe, Middle East and Africa (“EMEA”) Senior Vice President 400,000 market based stock options to purchase shares of our Class A Common Stock. The weighted average grant date fair value of this grant was $0.99. These options were valued under a lattice model using a Monte Carlo simulation with factors including: dividend yield of 0%, risk free interest rate of 4.3%, expected volatility of 70% and derived service lives ranging from 2.5 to 5.5 years.

During the second quarter of 2006, we granted to the Chief Financial Officer and Chief Marketing Officer 400,000 and 175,000 market based stock options, respectively, to purchase shares of our Class A Common stock. The weighted average grant date fair value of these grants was $1.15. These options were valued under a lattice model using a Monte Carlo Simulation with factors including: dividend yield of 0%, risk-free interest rate of 5.3%, expected volatility of 75% and derived service lives ranging from 2 to 6 years.

The weighted average grant date fair value for the 975,000 market options issued in the nine months ended September 30, 2006 is $1.08. There were no market based options granted in the three months ended September 30, 2006. There were no market based options granted in the first nine months of 2005.

The market based options vest in 25% increments based on our stock price achieving four specified price levels based on the 20 day average closing price per share. Only one third of the total grant will vest in any single calendar year. To the extent that options with respect to a number of shares do not vest in a particular calendar year, such options shall vest on January 1 of the immediately following calendar year. We recorded expense of $156,648 and $385,463 on these options during the three and nine months ending September 30, 2006, respectively. As of September 30, 2006, total unrecognized compensation cost related to these stock option awards was approximately

$1.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

Restricted Stock Awards

We grant restricted stock awards to certain employees, with the total value of the award expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to restricted stock awards outstanding during the three and nine months ended September 30, 2006 was $250,373 and $682,514, respectively. Share-based compensation expense recorded for the three and nine months ended September 30, 2005 was $143,135 and $170,346, respectively. As of September 30, 2006, the total amount of unrecognized compensation cost related to non vested restricted stock awards was approximately $5.2 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

A summary of restricted stock activity within our share-based compensation plans and changes for the nine months ended September 30, 2006 is as follows (share amounts in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Non vested at December 31, 2005	1,068	$3.03
Granted	45	3.17
Forfeited	(78)	3.54

Non vested at March 31, 2006	1,035	3.00
Granted	995	3.76
Vested	(145)	3.62
Forfeited	(15)	3.62

Non vested at June 30, 2006	1,870	3.35
Vested	(2)	2.30
Forfeited	(270)	3.70

Non vested at September 30, 2006	1,598	$3.30

The fair value of restricted stock awards vesting in the three and nine months ending September 30, 2006 was approximately $4,000 and $0.5 million, respectively. There were no restricted stock awards granted or vesting in the first nine months of 2005.

(5)	Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at September 30, 2006 and 2005. Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(1,570)	$1,226	$(3,652)	$(10,636)

Other comprehensive income (loss), before tax	275	(239)	1,555	(2,285)
Income tax provision related to items of comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	275	(239)	1,555	(2,285)

Comprehensive income (loss)	$(1,295)	$987	$(2,097)	$(12,921)

(6) Related Party Transactions

RF Investors, a subsidiary of Telcom Ventures L.L.C. (“Telcom Ventures”), indirectly owns the Class B Common Stock shares outstanding, which have ten-to-one voting rights over the Class A Common Stock shares and therefore represent approximately 68% voting control over LCCI. Accordingly, Telcom Ventures, and its equity holders (which include our directors Dr. Rajendra and Neera Singh) are able, without approval of any other stockholder, to control our operations and the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.

In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures who had participated in certain of our benefit plans prior to our initial public offering to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures $29,000 and $13,000 during the three months ended September 30, 2006 and 2005, respectively, and $105,000 and $56,000 during the nine months ended September 30, 2006 and 2005, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $109,000 and $51,000 for the first nine months of 2006 and 2005. At September 30, 2006 and December 31, 2005, outstanding amounts associated with payments made by us under this agreement were $4,000 and $8,000, respectively, and are included as due from related parties and affiliates in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2006 and 2005, we provided consulting services to Telcom Ventures and recorded $18,000 and $14,000 of revenues, respectively. There were no revenues related to these services during the three months ended September 30, 2006 and 2005. As of September 30, 2006 there are no receivables outstanding from Telcom Ventures in relation to these consulting services.

During the three and nine months ended September 30, 2006 and 2005, we provided services to three customers where Telcom Ventures has a minority investment. There were no revenues for these services in the three months ended September 30, 2006. Revenues earned from these customers were $201,000 for the three months ended September 30, 2005. Revenues earned from these customers were $262,000 and $781,000 for the nine months ended September 30, 2006 and 2005, respectively. There were no billed or unbilled receivables outstanding as of September 30, 2006. Billed and unbilled receivables outstanding were $175,000 as of December 31, 2005, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated balance sheet.

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

For a complete description of the restructuring charge, see our amended Form 10-K for the fiscal year ended December 31, 2005.

There were no restructuring charges in the quarter ended September 30, 2006. During the of the nine months ended September 30, 2006, we recorded an additional charge of $108,000. This charge included $77,000 due to a revised estimate of the operating costs for our facility in McLean, Virginia and $31,000 due to a revised estimate on the sublease income assumptions for our facility in London.

A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total
	(In thousands)

Restructuring payable as of December 31, 2005	$22	$1,542	$1,564

Restructuring charge	—	108	108
Charges against the provision:
Payments for excess office space, net of sublease income	—	(307)	(307)
Severance and associated costs paid	(20)	—	(20)
Other	—	11	11

Restructuring payable as of June 30, 2006	$2	$1,354	$1,356

Charges against the provision:
Payments for excess office space, net of sublease income	—	(180)	(180)
Other	—	8	8

Restructuring payable as of September 30, 2006	$2	$1,182	$1,184

At September 30, 2006 and December 31, 2005, the restructuring payable was classified as follows:

	September 30,	December 31,
	2006	2005

Accrued restructuring current	$1,101	$1,072
Accrued restructuring non-current	83	492

Accrued restructuring total	$1,184	$1,564

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

Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At September 30, 2006, the Company had $948,000 outstanding under the Financing Documents. Interest expense and facility fees for this facility were $137,000 and $502,000 for the three and nine months ended September 30, 2006, respectively.

(9) Sale of Brazilian Subsidiary

In July of 2006 the Executive Committee of the Company decided to sell or liquidate our unprofitable Brazilian Subsidiary, LCC do Brasil Ltda. (the “Subsidiary”). After evaluating both options, it was decided to enter into negotiations to sell the Subsidiary to its general manager. Negotiations for such sale were begun in early August 2006.

On October 27, 2006, the Company and the general manager executed a definitive Sale and Purchase Agreement (“Agreement”) subject to approval of the Board of Directors of the Company. The Board of Directors of the Company approved the transaction on November 2, 2006 and closing is expected to take place before the end of 2006.

Based on the foregoing activities and other factors the Company believes that during the quarter ended September 30, 2006 all of the criteria of FAS No. 144 were met for the Subsidiary to be considered a long-lived asset to be held for sale and accordingly report the operations of such Subsidiary as a discontinued operation.

Under the terms of the Agreement, the Company will transfer 100% of the outstanding shares of the Subsidiary to the Purchaser. Additionally, the Company has agreed to fund certain employee termination costs in the amount of $0.498 million and to pay a liability for INSS payroll related taxes of approximately $0.637 million, including interest. In accordance with the Agreement, the Purchaser agreed to accept all liabilities and contractual obligations of the Subsidiary other than those mentioned above related to certain severance related costs and the INSS liability.

As a condition to entering into the Agreement, the Company had to enter into the Brazilian REFIS program whereby the Company would agree to accept the obligations for any INSS tax in dispute and receive payment terms that provide for the payment of such obligations over periods of 120 months and 130 months in monthly payments of approximately $2,740 and $2,310, respectively, including interest. The Company elected to be part of the REFIS program in September 2006 (“Election Date”). Accordingly, the Company has recorded in discontinued operations in the quarter ended September 30th, 2006 a charge of $0.435 million, representing the net present value of the obligation, related to the INSS tax.

Prior to the Election Date the Company had not recognized the INSS tax as a liability because the Company and its legal counsel believed it had a strong case that it was not subject to the withholding tax and that it would prevail on appeal. Accordingly, at June 30th, 2006 the INSS tax was reported as a contingent liability because while the amount of liability was estimable it was not considered probable that a liability had been incurred.

The revenue, gross margin and pre tax operating loss for the Brazilian subsidiary for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Revenue	$502	$938
Gross margin (loss)	$(375)	$179
Pretax operating income (loss)	$(671)	$76

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Revenue	$1,659	$2,428
Gross margin (loss)	$(288)	$528
Pretax operating loss	$(951)	$(169)

Additionally, certain assets and liabilities related to the Brazilian subsidiary included in the balance sheet as of September 30, 2006 and are as follows:

As of
September 30,
2006

Cash and cash equivalents	$111
Trade and other receivables	435
Other current assets	40

Assets held for sale	$586

Accounts payable	50
Accrued employee compensation and benefits	159
Other accrued expenses	112

Liabilities held for sale	$321

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

Our operating segments are defined geographically by region, namely the Americas region and the Europe, Middle East and Africa, or the EMEA region. Both regions provide design and deployment services, operations and maintenance services and technical consulting services.

Starting with the first quarter of 2006, certain corporate expenses that had been reported in non-reportable segments have been allocated to the Americas and EMEA regions. Prior period amounts have been revised on a comparable basis. This was done to conform to the manner in which the Executive Committee now allocates resources and assesses performance.

Operating segment detail is summarized as follows (in thousands):

					Operating
	Americas		EMEA		Segment Total
	2006	2005	2006	2005	2006	2005

Three Months Ended September 30,
Revenues:
From external customers	$7,117	$9,180	$24,816	$29,761	$31,933	$38,941
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$7,117	$9,180	$24,816	$29,761	$31,933	$38,941

Income (loss) before taxes	(172)	(659)	4,622	2,714	4,450	2,055
Total assets	19,427	33,724	78,615	63,983	98,042	97,707

					Operating
	Americas		EMEA		Segment Total
	2006	2005	2006	2005	2006	2005

Nine Months Ended September 30,
Revenues:
From external customers	$24,524	$27,317	$77,149	$77,123	$101,673	$104,440
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$24,524	$27,317	$77,149	$77,123	$101,673	$104,440

Income (loss) before taxes	117	(3,540)	9,878	4,904	9,995	1,364

A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Revenues for reportable segments	$31,933	$38,941	$101,673	$104,440
Revenues for non-reportable segments	—	89	—	1,324

Total consolidated revenues	$31,933	$39,030	$101,673	$105,764

Income (loss) before taxes:
For reportable segments	$4,450	$2,055	$9,995	$1,364
For non-reportable segments, including Corporate expenses	(2,808)	(2,483)	(8,420)	(7,818)

Total income (loss) before taxes	$1,642	$(428)	$1,575	$(6,454)

Assets:
Assets for reportable segments			$98,042	$97,707
Assets not attributable to reportable segments:
Cash and cash equivalents			2,366	5,700
Restricted cash			37	37
Receivables			288	617
Deferred and prepaid taxes			1,385	1,831
Property and equipment			620	528
Investments			—	623
Prepaid and other			479	288

			5,175	9,624

Total consolidated assets			$103,217	$107,331

(11) Receivables

For the nine months ended September 30, 2006 and the year ended December 31, 2005, 78.2% and 55.6%, respectively, of total receivables were from our ten largest customers, indicating significant customer concentration risk with our receivables.

(12) Reclassifications

Certain amounts previously reported for the three and nine months ended September 30, 2005 have been reclassified to conform to the presentation of amounts reported for the three and nine months ended September 30, 2006.

(13) Income Tax Expense

The 2006 and 2005 tax expense arises from certain international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign countries. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carry forwards will be realized. For the three and nine months ended September 30, 2006, income tax expense in relation to income from continuing operations is greater than that normally expected because as described above there is no tax benefit from countries in which there are losses to offset the income tax expense of countries that have profits.

(14) Subsequent Events

Due From Disposal of Business

As part of the Asset Purchase Agreement related to the sale of the U.S. Network Deployment Business, which are reported as a discontinued operation, the Company is owed $9.2 million related to unbilled accounts receivable sold to the buyer. The buyer has agreed to the calculation of approximately $8.2 million of the amount related to the various contracts. As of November 9, 2006, the buyer has indicated that it has not been able to reach agreement on the calculation of approximately $1.0 million related to a specific contract. The Company believes it has calculated the amount correctly and is working with the buyer to reach a conclusion. At November 9, 2006, however, the ultimate outcome is uncertain. The Company believes its calculation is correct and accordingly has not made an adjustment to the $1.0 million.

Sale of Brazilian Subsidiary

See Note 9 for a description of the sale of our Brazilian subsidiary.

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

Overview

We provide integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and turnkey deployment, to operations and maintenance services. As of June 30, 2006 we no longer provide network deployment services in the U.S. See Sale of U.S. Network Deployment Business in Note 3 to the Consolidated Financial Statements. We continue to provide our full range of integrated end-to-end services in our EMEA reporting segment. We have been successful on occasion in using initial opportunities to provide high level technical consulting services to secure later-stage system design and deployment contracts. Long-term engagements to provide design and deployment services also enable us to secure ongoing operations and maintenance projects. Providing ongoing operations and maintenance services also positions us well for additional opportunities as new technologies continue to be developed and wireless service providers must either upgrade their existing networks or deploy new networks utilizing the latest available technologies.

We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).

Americas:	Until June 30, 2006, the Americas region provided the full range of service offerings to wireless operators and equipment vendors through a network of project offices in North America and South America. As of June 30, 2006 we no longer provide network deployment services in the U.S. As of September 30, 2006 we have reported the operations of our Brazil subsidiary in discontinued operations, reflecting our decision to sell that business. For the nine months ended September 30, 2006, Americas generated 24.1% of our total revenue. See also Sale of U.S. Network Deployment Business and Sale of Brazilian Subsidiary in Notes 3 and 9, respectively, to the Consolidated Financial Statements.

EMEA:	Based in London, the Europe, Middle East and Africa region is responsible for operations in the U.K., Italy, Netherlands, Algeria, Germany, Spain, Greece, Pakistan, Saudi Arabia and the Middle East. EMEA provides the full range of service offerings throughout its region and has recently established a marketing office in Dubai. For the nine months ended September 30, 2006, EMEA generated 75.9% of our total revenue.

Nonreportable segments:	In 2005 this was primarily comprised of our operations in Asia which we ceased in 2005.

Our primary sources of revenues are from a broad range of engineering and related services, operations and maintenance services and system deployment services. Revenues from services are derived from both fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method. With fixed price contracts, we recognize revenues based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs on completion. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

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

We generate cash from fixed price contracts by billings associated with contract milestones, which are typically agreed to with our customers at the time the contracts are negotiated. For our time and materials contracts, we usually bill our customers on a monthly basis as services are performed. On large network deployment contracts, which involve the design and construction of complex wireless networks, it is increasingly common for our customers to require fewer contract milestones than in previous years. This has resulted in an extension of the period during which we must fund our operating costs until a milestone can be billed to the customer. This has increased the working capital required to operate the business. This is an integral part of our business and we are constantly striving to manage our working capital requirements. We expect to experience increasing demands for working capital in the future as we grow our revenues. As the demand for working capital increases we expect to enter into financing arrangements in geographic regions where working capital requirements arise.

Another critical statistic that we monitor is our contract backlog, which at September 30, 2006 was comprised of firm backlog of $41 million and implied backlog of $19 million. We expect that our contract backlog will vary from time to time as the backlog will be reduced as we perform services on contracts that are in our backlog and increase our backlog as we win additional contracts for which our services will be performed at some future date. The Company considers backlog firm when it has received purchase orders for the services. The Company considers the backlog implied when it has negotiated all major matters surrounding the services but the customer has not yet issued purchase orders.

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

We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to be negatively impacted when projects are delayed. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. Since 2003 we experienced a trend, especially in the U.S., for customers to award fixed price contracts to cover the design and deployment of certain geographic network areas on a full turnkey basis, including planning, engineering design, site acquisition, and construction and deployment services. This trend and the capital requirements thereof were a major factor in our decision to exit the deployment business in the U.S. which we sold in the quarter ended June 30, 2006. See Sale of U.S. Network Deployment Business in Note 3 to the Condensed Consolidated Financial Statements.

In the nine months ended September 30, 2006, approximately 19.7% of our revenues from continuing operations were generated by work done by subcontractors, for construction related activities, compared to 23.2% for the same period in the previous year. To the extent these large turnkey projects include a relatively large proportion of construction related activities, the composition of our revenues by delivery varies so as to decrease the proportion of services that we perform ourselves through our own workforce and increase the services that we deliver through third parties, typically subcontractors for construction. A consequence of this change in mix may be to reduce our average gross margins because subcontracted work generally commands lower margins.

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

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)

Revenues:
Americas	$7,117		$9,180		$24,524		$27,317
EMEA	24,816		29,761		77,149		77,123
Non-reportable segments	—		89		—		1,324

	$31,933		$39,030		$101,673		$105,764

Cost of revenues:
Americas	$5,653	79.4%	$7,912	86.2%	$19,338	78.9%	$23,895	87.5%
EMEA	17,104	68.9	22,548	75.8	55,544	72.0	58,207	75.5
Non-reportable segments	(86)	0.0	(75)	(84.3)	(86)	0.0	731	55.2

	$22,671	71.0%	$30,385	77.9%	$74,796	73.6%	$82,833	78.3%

Gross margins:
Americas	$1,464	20.6%	$1,268	13.8%	$5,186	21.1%	$3,422	12.5%
EMEA	7,712	31.1	7,213	24.2	21,605	28.0	18,916	24.5
Non-reportable segments	86	0.0	164	184.3	86	0.0	593	44.8

	$9,262	29.0%	$8,645	22.1%	$26,877	26.4%	$22,931	21.7%

Americas

In the quarter ended September 30, 2006, revenues of $7.1 million were $2.1 million lower and gross margins of $1.5 million were $0.2 million higher than in the comparable quarter of 2005. This change was primarily due to our decision both to direct our attention to higher margin contracts rather than volume and to an increased emphasis on managing the utilization of our engineering resources. This resulted in an improvement of 4.2% in gross margin percent in our U.S. RF/wireless design contracts.

For the nine months ended September 30, 2006, RF/wireless design revenues were $24.5 million, down $2.8 million from $27.3 million in the comparable period in 2005. Gross margin for the nine months ended September 30, 2006 was $5.2 million, $1.8 million greater than the $3.4 million for the nine months ended September 30, 2005. This decrease in revenues and increase in gross margin was primarily due to our five largest customers in North America, as revenues derived from them decreased approximately $1.8 million and gross margin increased $1.5 million with a corresponding 8.4% improvement in gross margin percent, as a result of implementing our strategy to concentrate our services on higher margin work from these as well as other customers.

EMEA

In the quarter ended September 30, 2006, revenues of $24.8 million were $4.9 million lower and gross margins of $7.7 million were $0.5 million higher than in the comparable quarter of 2005. These changes were primarily from our operations in Cambridge, U.K., Algeria and Saudi Arabia. In Cambridge, an increase in revenues of $2.3 million generated an increase in gross margin of $0.5 million and a 3.1% improvement in gross margin percent. In Algeria, a decrease in revenues of $2.8 million and an increase in gross margin of $0.7 million, improved gross margin percent by 19.2%. In Saudi Arabia, a decrease in revenues of $3.3 million generated a decrease in gross margin of $1.0 million with a slight improvement in gross margin percent.

For the nine months ended September 30, 2006 revenues of $77.1 million were constant while gross margins of $21.6 million were $2.7 million higher than in the comparable period of 2005. These changes were primarily from our operations in Italy, Spain, Algeria and Saudi Arabia. In Italy, an increase in revenues of $0.3 million with an increase in gross margin of $0.8 million caused a 17.0% improvement in gross margin percent. This improvement in gross margin was attributable to the de-emphasis of performing lower margin deployment related service and delivering more services on higher margin engineering related services. In Spain, a decrease in revenues resulted in an additional loss of $0.5 million and a decline of 22.2% in gross margin percent. These decreases from a completion of certain contracts in 2005 all of which were not replaced in 2006. In Algeria, an increase in revenues of $5.3 million generated an increase in gross margin of $3.8 million and an improvement of 10.0% in gross margin percent. These increases were the result f being awarded additional contracts in late 2005 and 2006 as well as improvement in cost management of all contracts as our processes in Algeria became more efficient as the contracts ramped up. In Saudi Arabia, a decrease in revenues of $6.0 million generated a decrease in gross margin of $1.8 million with a slight improvement in gross margin percent. These decreases were the result of the completion of a major contract in 2005.

Non-reportable segments

There were no revenues from the non-reportable segments in either the three months or nine months ended September 30, 2006. Non-reportable segment revenues in Asia ceased in 2005.

Operating Expense

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Sales and marketing
Americas	$553	$471	$1,752	$1,652
EMEA	702	1,371	3,120	4,164
Nonreportable segments	380	88	453	327

	1,635	1,930	5,325	6,143
General and administrative
Americas	940	1,318	2,879	4,404
EMEA	2,593	2,663	7,764	8,297
Nonreportable segments	2,549	2,260	7,902	7,035

	6,082	6,241	18,545	19,736
Restructuring charge
Americas	—	—	—	564
EMEA	—	—	31	—
Nonreportable segments	—	—	77	118

	—	—	108	682
Depreciation and amortization
Americas	143	138	439	341
EMEA	441	503	1,353	1,495
Nonreportable segments	89	73	241	255

	673	714	2,033	2,091
Total
Americas	1,636	1,927	5,070	6,961
EMEA	3,736	4,537	12,268	13,956
Nonreportable segments	3,018	2,421	8,673	7,735

	$8,390	$8,885	$26,011	$28,652

Sales and marketing expense decreased $0.3 million to $1.6 million in the quarter ended September 30, 2006 from $1.9 million in the comparable quarter of 2005. This decrease was primarily due to an overall decrease in expense in EMEA of $0.7 million, including a decrease in commission expense of $0.4 million in Saudi Arabia. These decreases were primarily offset by an increase in Corporate marketing and sales personnel expense of $0.3 million. This increase is the result of the Company’s decision to develop a company wide marketing capability and to increase its sales activity in the U.S.

Sales and marketing expense decreased $0.8 million to $5.3 million for the nine months ended September 30, 2006 from $6.1 million in the comparable period of 2005. This decrease was primarily due to an overall decrease in expense in EMEA of $1.0 million, which included a decrease in commission expense of $0.6 million in Saudi Arabia. There were further reductions of $0.1 million due to the cessation of sales activities in Asia. These reductions were offset by increases in Corporate and Americas marketing personnel expense of $0.2 and $0.3 million, respectively, as a result of the Company’s decision to increase its Company wide marketing activities and to increase sales activity in the U.S.

General and administrative expense decreased $0.1 million to $6.1 million for the three months ended September 30, 2006 from $6.2 million in the comparable period of 2005. This change was attributable to a $0.4 million decrease in the Americas region, and a $0.3 million increase in the nonreportable segments. There was an overall decrease in the Americas’ support functions including: executive personnel expenses of $0.1 million, recruiting and human resources expenses of $0.1 million, information technology of $0.1 million and facilities of

$0.1 million. The increase in nonreportable segment expense is primarily due to $0.2 million of tax related expenses for one of our nonreportable segments where we have ceased to do business.

General and administrative expense decreased $1.2 million to $18.5 million for the nine months ended September 30, 2006 from $19.7 million in the comparable period of 2005. This change was primarily attributable to our Americas region as well as our nonreportable segment. The decrease in Americas’ expense of $1.5 million occurred across all U.S. support functions. Primary decreases included $0.3 million in executive personnel, $0.3 million in facilities, $0.2 million in information technology, $0.2 million in recruiting and human resources and $0.2 million in research and development. Within our nonreportable segment there was an increase in expense of $0.9 million. This represented decreases in expense of $0.6 million for businesses where we ceased operations, primarily Asia, offset by increases in corporate expenses of $1.5 million. These increases were primarily due to $0.7 million of compensation expense for restricted stock and options and increases in consulting expense of $0.6 million.

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Interest income:
Americas	$—	$—	$1	$—
EMEA	5	3	30	14
Nonreportable segments	2	12	15	59

	7	15	46	73
Interest expense:
Americas	—	—	—	1
EMEA	(26)	89	(26)	(16)
Nonreportable segments	(145)	(122)	(550)	(141)

	(171)	(33)	(576)	(158)
Other:
Americas	—	—	—	—
EMEA	667	(54)	537	(54)
Nonreportable segments	267	(116)	702	(594)

	934	(170)	1,239	(648)
Total other income (expense):
Americas	—	—	1	(1)
EMEA	646	38	541	(56)
Nonreportable segments	124	(226)	167	(676)

	$770	$(188)	$709	$(733)

In our nonreportable segments, interest expense increased $0.5 million to $0.6 million in 2006 from $0.1 million for the comparable nine months ended September 30, 2005. Corporate borrowings used to finance the Americas’ operations were outstanding for the nine month period in 2006 versus two months in the comparable period in 2005.

In the third quarter of 2006, other income increased $1.1 million over the three months ended September 30, 2005. This increase was due primarily to a $1.0 million foreign currency gain in the current three month period versus a $0.2 million foreign currency loss in the comparable period in 2005.

Other income was $1.2 million for the nine month period ending September 30, 2006, an increase of $1.9 million from other expense of $0.7 million in the comparable nine months of 2005. This increase was primarily due to foreign currency gains of $1.1 million in the nine months ended September 30, 2006 versus foreign currency losses of $1.2 million in the comparable nine months in 2005, a change of $2.3 million. This favorable change resulting from the foreign currency gain in 2006 as compared to a loss in 2005 was offset by a gain of $0.6 million in 2005 on the exercise of NextWave warrants.

Income (Loss) Before Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Segment Income (Loss) Before Taxes
Americas	$(172)	$(659)	$117	$(3,540)
EMEA	4,622	2,714	9,878	4,904
Nonreportable segments	(2,808)	(2,483)	(8,420)	(7,818)

	$1,642	$(428)	$1,575	$(6,454)

Tax Expense

A tax expense of $1.5 million was recognized in the third quarter of 2006 as compared to $1.0 million in the third quarter of 2005. The tax expense for the nine months ended September 30, 2006 and 2005 was $3.4 million and $2.7 million, respectively. The 2006 and 2005 tax expense arises from certain international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign countries. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carry forwards will be realized.

Net Loss

In the three and nine months ended September 30, 2006, revenues of $31.9 million and $101.7 million generated operating income from continuing operations of $0.9 million for each period. We reported pretax income from continuing operations of $1.6 million, before tax expense of $1.5 million and $3.4 million, resulting in income and loss from continuing operations of $0.1 million and $(1.8) million for the three and nine months ended September 30, 2006, respectively. Losses from discontinued operations were $(1.7) million and $(1.8) million for the three and nine month periods ended September 30, 2006.

In the three and nine months ended September 30, 2005, revenues of $39.0 million and $105.8 million generated operating losses from continuing operations of $(0.2) million and $(5.7) million, respectively. We reported pretax losses from continuing operations of $(0.4) million and $(6.5) million, before tax expense of $1.0 million and $2.7 million, resulting in losses from continuing operations of $(1.5) million and $(9.2) million for the three and nine months ended September 30, 2005. Income and losses from discontinued operations were $2.7 million and $(1.5) million for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

The following discussion relates to our sources and uses of cash and cash requirements during the nine months ended September 30, 2005 and 2006.

Sources and Uses of Cash

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)

Net cash used in operating activities	$(11,270)	$(15,949)
Net cash provided (used) in investing activities	11	(2,313)
Net cash provided by financing activities	2,980	4,263
Effect of exchange rates on cash and cash equivalents	314	(517)

Net decrease in cash and cash equivalents	$(7,965)	$(14,516)

During the nine months ended September 30, 2006 the principal requirements for cash were as follows: (1) to finance the operating losses of the Americas business, including the U.S. Network Deployment Business sold June 30, 2006 and the Company’s Brazilian subsidiary which is an asset held for sale both of which are reported as a discontinued operation, and our corporate costs; (2) working capital needs of the business, especially the U.S. Network Deployment Business because of the longer term milestone based payment cycles that have become common in that business; and (3) to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the nine months ended September 30, 2006 we also used $940,000 of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes (drive test and other equipment).

We have met our cash needs during the period by accelerating the collection of receivables from certain of our customers in the US by integrating with the customer’s automated payment processes and by retaining more experienced and better trained collection personnel as well as reinstituting requirements for our sales personnel to be actively engaged assisting in customer collections. To meet our working capital needs we have a receivables based financing arrangement in the U.S. and as part of the sale of the U.S. Network Deployment Business we entered into a borrowing arrangement with, Nokia, the buyer of that business to advance us funds related to the unbilled receivables transferred to them.

As a result of the sale of the U.S. Network Deployment Business, the anticipated sale of our Brazilian subsidiary and our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, we expect our cash flow to improve. We also expect the sale of the U.S. Network Deployment Business will reduce our working capital needs over the next 3 months and into 2007. In the quarter ended September 30, 2006 we received an additional advance of $1 million from Nokia resulting from the sale of the U.S. Network Deployment Business. This advance increased our cash from financing in that quarter and over the next 12 months payments ($8.9 million) Due from (Nokia) Disposal of Business will increase our cash inflows. Also, the more favorable payment terms we have negotiated with certain larger customers in EMEA, and the automation and integration of certain processes into those of certain of our larger customers will also speed up the cash to cash cycle. Finally, we expect to negotiate lines of credit in certain of the EMEA countries including the Netherlands and Algeria to help fund working capital needs resulting from the longer payment cycles in countries such as Saudi Arabia and Algeria which may accelerate the cash flow generated by our revenue producing activities. We expect, however, that such financing activities will increase our interest expense and our short term debt.

Based on our analysis of the cash flows of the business, the financing we have in place and the financing we expect to put in place in certain EMEA countries, the Company believes it has sufficient cash flows and borrowing capacity to meet its operating needs for the next twelve months.

Cash Requirements

	September 30, 2006	December 31, 2005
	(in thousands)

Cash and cash equivalents	$6,231	$14,196
Restricted cash	870	1,141

Total cash and short-term investments	$7,101	$15,337

Line of credit and note payable	$5,148	$2,975

Working capital	$37,489	$37,770

During the nine months ended September 30, 2006, the principal requirements for cash were to finance the net loss ($3.7 million) and the decrease in accounts payable and accrued expenses ($17.5 million) and to reduce short term debt ($2.0 million). We monitor cash receipts and payments on a daily basis. Future requirements of cash are likely to be affected by the continued changes in working capital, which are primarily caused by changes in receivables and work in progress as work is performed ahead of contractual billing milestones, as milestones are achieved and billed, and as payments are received from the customers. We believe the sale of the U.S. Network Deployment Business will decrease our need for working capital for the following reasons: (1) that business was heavily weighted toward longer term milestone payments which increased our need to fund costs of construction for lengthy periods of time until the milestones for payment were met and (2) while we will collect funds from Nokia on the unbilled accounts receivable transferred to them under the Asset Purchase Agreement over the remainder of 2006, we will have to pay our vendors over a shorter period as terms to most vendors to the deployment business were 60 days or less. As the vendors are paid off, through the end of the fourth quarter of 2006, our collections from Nokia, which will occur primarily in 2007, will contribute more positively to our cash flow. See also Sale of U.S. Network Deployment Business in Note 3 to the Condensed Consolidated Financial Statements. The sale of our Brazilian subsidiary will initially use cash of approximately $498,000 in the quarter ending December 31, 2006, however, such cash usage should be offset by the avoidance of future operating losses which historically were between $150,000 and $200,000 a quarter. We are currently in the process of re-negotiating our loan with Wells Fargo on terms that are more favorable than the prior loan. This improvement is the result of the shorter payment cycles for our RF Engineering services customers and our improving financial condition as a result of the sale of the U.S. Network Deployment Business. Additionally, we plan to enter into financing arrangements in certain countries in EMEA that will allow us to finance accounts receivable. While this will increase our interest expense, it will accelerate our cash flow from operations in regions such as Algeria. Over the next year, we expect that working capital will remain at similar levels to those at September 30, 2006. However, because many of our cash receipts and payments are for large amounts, we expect our cash balances to fluctuate depending upon the size and timing of these payments and receipts. We believe that for at least the next twelve months we have adequate cash and access to financing to fund our operations.

As of September 30, 2006, and 2005, we had no material cash commitments and we had not engaged in any off-balance sheet financing.

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

On March 15, 2006, the Company signed an amendment to the Fee Agreement that extended the term of the agreement for twelve months until March 16, 2007. The term renews for successive twelve months unless cancelled by the Company 30 days prior to the end of the term. In the event the Company terminates the Fee Agreement before the expiration the term, the Company shall pay a termination fee of $50,000.

Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. At September 30, 2006, the Company had $948,000 outstanding under the Financing Documents. Interest expense and facility fees for this facility for the three and nine months ended September 30, 2006 were $137,000 and $502,000 respectively.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes;

•	restructuring charge; and

•	share-based compensation

Revenue recognition

Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 52.3% and 70.5% for the nine months ended September 30, 2006 and 2005, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At September 30, 2006 and December 31, 2005, respectively, we had $22.9 million and $35.8 million of unbilled receivables.

Allowance for doubtful accounts

The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the nine months ended September 30, 2006 and the year ended December 31, 2005, we derived 82.6% and 83.6%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 78.2% and 55.6% of our net receivable balance as of September 30, 2006 and December 31, 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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

We assessed our ability to realize certain deferred tax assets during the third quarter of 2006, consistent with the methodology we employed for prior periods. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2006 to determine the appropriate level of valuation allowance.

Restructuring charge

In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating to $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of September 30, 2006 that we will receive $3.6 million in sublease income, of which $3.6 million is committed.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in England, Algeria and Saudi Arabia. For our foreign subsidiaries, exchange rates can have an impact on the U.S. dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

Approximately 75.9% of the Company’s revenues were generated outside the U.S. for the nine months ended September 30, 2006, the majority of which were in Algeria and Saudi Arabia. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2006 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $1.6 million during the nine months ended September 30, 2006.

We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at September 30, 2006 (denominated in Euros) include Italy in the amount of $1.5 million, Algeria in the amount of $6.7 million and Saudi Arabia in the amount of $5.4 million. Foreign subsidiaries with amounts owed to or from the McLean operations at September 30, 2006 (denominated in Euros or British Pounds) included Italy in the amount of $4.4 million and England in the amount of $6.1 million. These balances generated foreign exchange gains of $1.0 million and $1.1 million included in our consolidated results for the three and nine month periods ended September 30, 2006. A hypothetical appreciation of the Euro, British Pound and Real of 10% would result in a $0.6 million net increase to our operating income generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in the condensed consolidated statements of operations.

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

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2005 Annual Report on Form 10-K. The Company’s management previously concluded in such Annual Report on Form 10-K that as of December 31, 2005 its disclosure controls and procedures were not effective as a result of material weaknesses in internal control over financial reporting, further described below.

During 2006, the Company has corrected the material weaknesses in its internal control over financial reporting and its disclosure controls and procedures. The Company’s efforts to correct are described below. The Company has completed testing of these controls, which it believes remediate the material weakness.

Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2006.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company’s Brazilian subsidiary, LCC do Brasil, Ltda. (“LCC-Brazil”) for many years retained worker cooperatives to render services as has been a common practice in Brazil. In 1999, the Brazilian government enacted a law requiring the payment of INSS social security contributions equal to 15% of amounts paid to worker cooperatives for services rendered by cooperative members. LCC-Brazil filed an action challenging the law and seeking a court order to avoid payment of contributions. In mid-2002, LCC-Brazil obtained a favorable court decision to suspend its obligation to pay these contributions, which was subsequently appealed by the INSS. The INSS obtained a favorable decision on the appeal in March 2004. LCC-Brazil then appealed the second level court decision and filed a request to stay the ability of INSS to file a collection proceeding. Although the Company and its legal counsel in Brazil believe it has a strong case and will prevail on appeal, in September 2006 the Company, in contemplation of the sale of LCC-Brazil, elected to participate in the Brazilian REFIS tax amnesty program, which required the Company to recognize the claim and agree to pay such over periods of 120 and 130 months. As a result of the election the Company recorded a charge of $435,000 to recognize the net present value of the obligation agreed to under the REFIS program. See also Note 9, Sale of Brazilian Subsidiary.

In addition, we are party to various non-material legal proceedings and claims incidental to our business.

Item 1A: Risk Factors

There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

NONE

Item 5: Other Information

Not applicable.

Item 6: Exhibits

(a)	Exhibits

11	—	Calculation of Net Loss Per Share
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/  Louis Salamone Jr.
Louis Salamone Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

November 13, 2006