Form 10-K
period 2006-12-31
LCC INTERNATIONAL INC
filed 2007-12-12
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  0-21213
LCC International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1807038 (I.R.S. Employer Identification No.)
7900 Westpark Drive McLean, VA (Address of Principal Executive Offices)	22102 (Zip Code)

Registrant’s telephone number, including area code:
(703) 873-2000

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, par value $.01 per share, registered on The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, at June 30, 2006 based upon the last reported sale price of the registrant’s Class A common stock on the Nasdaq Global Market on that date, was $76,855,303.

As of November 7, 2007, the registrant had outstanding 31,313,397 shares of class A common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None
EXPLANATORY NOTE

This Annual Report on Form 10-K principally reflects matters existing at December 31, 2006 and events occurring during the year ended December 31, 2006, but does include some discussion of certain specified matters and events subsequent to December 31, 2006, principally in Note. 21, Subsequent Events, in the consolidated financial statements. Additional information about periods subsequent to December 31, 2006 can be found in our filings made to date on Form 8-K and will be contained in filings with the Securities and Exchange Commission to be made by us after the date of this Annual Report on Form 10-K.

*	The Registrant has not filed its Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See Item 1A “Risk Factors” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

Item 1.	Business

Overview

LCC International, Inc., a Delaware corporation, was formed in 1983. Unless the context indicates otherwise, references in this Form 10-K to the “Company,” “our,” “we,” or “us” are to LCC International, Inc. and its subsidiaries.

We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, to deployment and ongoing operations and maintenance services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also assist us in securing ongoing deployment as well as operations and maintenance projects including network optimization contracts. Our technical consulting, system design and network optimization practices position us well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how their customers use wireless services.

Since our inception, we have delivered wireless network solutions to more than 350 customers in over 50 countries. Customers outside of the United States accounted for 77.1% and 75.2% of our revenues from continuing operations for the years ended December 31, 2006 and 2005, respectively. These numbers, as well as all of the other financial information set forth in this Part I, have been adjusted to reflect the divestiture of our U.S. Network Deployment business in the second quarter of 2006 and the pending sale of our Brazilian subsidiary.

Industry Background

Wireless Telecommunications Networks

Wireless networks are telecommunications systems built using radio-based systems that allow a telephone set or data terminal to communicate without a metallic or optical cord or wire equipment. The life cycle of a wireless network continually evolves and consists of several phases including strategic planning, design, deployment, expansion, and operations and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will be located, how it will utilize radio frequency spectrum and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.

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

Once a wireless network becomes operational and the number of subscribers increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless system must be continually updated and optimized to address changes in traffic patterns, and interference from neighboring or competing networks or other radio sources. Operations and maintenance also involve tuning the network to enable operators to compete more effectively in areas where there are multiple system operators.

Finally, as new technologies continuously develop, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as third generation and fourth generation (or “3G” and “4G”, respectively) with an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network.

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

Wireless access to the Internet is still in its relative infancy but growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in 3G and 4G to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, text messaging services, music on-demand, ring tones, online-banking, locations-based services and interactive games. In addition, the introduction of mobile multimedia services such as voice over internet protocol (“VoIP”) and mobile TV has resulted in the development of new wireless broadband and broadcast technologies to support high speed data and video.

Recently, there has been a move in the telecommunications industry towards fixed-mobile convergence (“FMC”), and as a result, enabling technologies such as IP Multimedia Subsystem (“IMS”) and Unlicensed Mobile Access (“UMA”) are being introduced into the wireless networks. The IMS architecture consolidates service delivery platforms for voice and data on a common IP foundation. UMA technology enables access to mobile voice, data and IMS services over IP broadband access and unlicensed spectrum technologies. By deploying UMA technology, service providers can enable subscribers to roam and handover between cellular networks and public and private unlicensed wireless networks using dual-mode mobile handsets.

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

•	The issuance of new or additional licenses to wireless service providers. In September of 2006, the Federal Communications Commission (“FCC”) auctioned spectrum in the Advanced Wireless Services (“AWS”) band. The winning bidders included existing wireless carriers as well as new entrants such as cable companies. A similar auction is expected to occur in 2008 as the FCC auctions licenses in 700 mhz band. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be located and how it will be configured. In addition, the incumbent users of the AWS spectrum must be relocated to clear the frequencies for use by the auction winners. The spectrum relocation process requires coordination, negotiation, and engineering for both the incumbents and the new license holders. The network build out requires preparation of detailed site location designs and radio frequency engineers must review interference to or from co-located antennae.

•	The introduction of new services or technologies. Although wireless service providers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases has resulted in wireless service providers and equipment vendors focusing on their core competencies and, as a result, outsourcing an increasing portion of their network services. Several wireless service providers have upgraded or have begun upgrading their networks to reduce the rate at which customers deactivate their wireless services and to accommodate new services including multimedia messaging, which allows wireless users to send and receive messages with a combination of media elements such as text, image, sound and video. The introduction of new services and technologies such as wireless broadband and broadcast has resulted in opportunities for new classes of wireless service providers to enter the market with a quadruple play offering of voice, internet, video, and mobility. Wireless broadband technologies are considered both complimentary and competitive to fixed service providers such as DSL, cable, and satellite operators. Proprietary and standard mobile TV broadcast technologies are currently being implemented by new entrants to the wireless service provider community. These new services are driving wireless carriers to focus on the quality of the experience (“QoE”) as perceived by the user. To monitor and optimize the quality experienced by the user, the wireless service providers require new tools and processes to test many different devices as well as applications and content.

•	The increases in the number of wireless subscribers, the increase in usage by those subscribers, and the scarcity of wireless spectrum. The increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers, and the scarcity of wireless spectrum require wireless service providers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

•	The increasing complexity of wireless systems. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying next generation technologies such as 3G and 4G with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network. The consolidation of networks also drives a need for resources to plan, optimize and implement change in existing networks.

The Need for Outsourcing

As a result of the drivers of change in our business described above, we believe that wireless network operators and their third party service providers are seeking to outsource an increasing portion of their wireless network needs and are engaging professional service firms that:

•	have expertise with all major wireless technologies;

•	offer turnkey solutions through in-country presence in the markets to be served;

•	offer speed to market and cost effective network implementation;

• have experience working with all major equipment vendors; and

•	have sufficient numbers of highly skilled employees capable of handling large-scale domestic and international projects.

The LCC Solution

We help wireless service providers around the world address the issues they face in developing networks to meet subscriber demand, reduce their costs and add new services and functionality. We believe the services performed by LCC which address these issues and the need for wireless service providers, telecommunications equipment vendors and others to outsource an increasing portion of their wireless network services, distinguish us and result in competitive advantages:

•	Expertise and experience with all major wireless technologies, system protocols and equipment vendors. We have experience working with all major wireless access technologies, including second generation, or 2G, 2.5G, 3G and 4G digital system protocols and their respective migration paths, including: (i) Global System for Mobile Communications (“GSM”) and its evolution path including Universal Mobile Telecommunications System (“UMTS”) and High Speed Packet Access (“HSPA”); (ii) Time Division Multiple Access (“TDMA”); (iii) Code Division Multiple Access (“CDMA”) and its evolution path including Single Carrier Radio Transmission Technology (“1xRTT”) and 1x Evolution-Data Optimized (“1xEV-DO Rev 0 and Rev A”); (iv) Integrated Dispatch Enhanced Network (“iDEN”); (v) broadband’s Local Multipoint Distribution System (“LMDS”), Multichannel Multipoint Distribution Service (“MMDS”), 802.11x (“Wi-Fi”) and 802.16 (“WiMAX”) technologies; (vi) Europe’s equivalent to iDEN referred to as Tetra; (vii) Satellite Digital Audio Radio Service (“S-DARS”); (viii) Digital Video Broadcasting for mobile TV (“DVB-H and MediaFLO”); and (ix) core network technologies. We are actively engaged in supporting the development of new and emerging technologies and standards in the wireless telecommunications industry through participation in industry panels and industry association forums and through independent research. We have worked with the equipment made by all major equipment manufacturers. Our Wireless Institute, which provides training and research services, is an integral part of our technical development activities.

•	Ability to deliver turnkey solutions. Our ability to provide a broad combination of services which may include several or all of the services such as design, deployment, consulting and operations and maintenance services for wireless networks, which we refer to as end-to-end or turnkey services, enables our wireless customers to engage us as a single responsible party accountable for delivering and managing their wireless networks under a single contract. As a result of our decision to exit the network deployment business in the U.S. in 2006 and as a result of a non-competition agreement entered into with the buyer of such business, our turnkey solutions in the U.S. do not include network site deployment services and are focused on technical solutions including our engineering and quality of service (“QoS”) and quantity of experience (“QoE”) solutions as well as solutions to assist carriers in (i) clearing newly-acquired spectrum and (ii) optimizing and expanding existing backhaul networks. Our offerings in Europe, the Middle East and Africa (“EMEA”) include deployment services and we may choose to partner with deployment services providers in the United States if the need arises. We coordinate our use of resources for each phase of the project from planning to design and deployment to operations and maintenance of the wireless network, enabling us to reduce the time and cost of our services. In order to supplement such services, we have established a presence in, among others, Algeria, Belgium, Germany, Greece, Italy, Luxembourg, the Netherlands, Pakistan, Spain, Saudi Arabia, United Arab Emirates and the United Kingdom. We provide our customers with a primary point of accountability and reduce the inefficiencies associated with coordinating multiple subcontractors to enable projects to be transitioned from discipline to discipline in an efficient manner.

•	Speed to market. Our expertise, global presence and processes enable us to respond quickly to support our customers’ objectives. Members of our technical and design teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Worldwide depth of resources. Our professionals collectively have experience designing and deploying networks in the major markets in the United States as well as many countries throughout the world. As of December 31, 2006, approximately 72.5% of our billable employees were employed outside the United States. During the past 20 years, our professionals have designed wireless networks employing all major technologies in North America, Europe, Asia, Latin America, the Middle East and Africa. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates.

LCC Services

We offer to our wireless customers a complete range of wireless network services, including: (i) high level technical consulting (2.6% of revenues for 2006 and 2.7% of revenues for 2005); (ii) design and optimization services (54.1% of revenues for 2006 and 52.6% of revenues for 2005); (iii) deployment services (39.2% of revenues for 2006 and 39.8% of revenues for 2005); and (iv) ongoing operations and maintenance services (3.7% of revenues for fiscal 2006 and 3.8% of revenues for fiscal 2005). In 2006, we derived 47.2% of our revenues from projects involving 2G technology, 17.3% of our revenues from projects involving 2.5G technology, 29.1% of our revenues from projects involving 3G technology, and 6.4% of our revenues from projects involving other technologies. All amounts are based on revenues from continuing operations.

Technical Consulting Services

Applying our extensive technical and operational expertise and experience, we initially may be engaged by a wireless customer to analyze the engineering and technology issues related to emerging technologies and acquiring new spectrum. From assisting customers with evaluating their business plans, to licensing and application support, technology assessments and defining and refining implementation strategies, our team of senior wireless professionals focuses on providing our customers with key insights into all aspects of wireless communications and the impact that a new technology, device or application might have on the industry. We also provide training to our engineers and our customers through our Wireless Institute, which covers the latest technologies developed and employed throughout the world.

Design and Optimization Services

Radio frequency and fixed network engineering.  We provide both radio frequency engineering and fixed network engineering services to design wireless networks for our customers. Our engineers design each wireless network based upon the customer’s transmission requirements, which are determined based upon the projected level of subscriber density, estimated traffic demand and the scope of the operator’s license coverage area and the most effective connection to the wireline backbone. Our engineers perform the calculations, measurements and tests necessary to optimize placement of wireless equipment, to optimize use of radio frequency and to deliver the highest possible signal quality for the greatest portion of subscriber usage within existing constraints. Typical constraints that must be addressed include cost parameters, terrain and license limitations, interference from other operators, site availability limitations and applicable zoning restrictions, as well as other factors.

In addition, because most wireless calls are ultimately routed through a wireline network, traffic from wireless networks must be connected with switching centers within wireline networks. Our fixed network engineers determine the most effective method to connect cell sites to the wireline backbone. We also provide services to cover the core network including interconnect, switching and microwave engineering for all access technologies, including connection into the telecommunications infrastructures of competitive local exchange carriers, or CLECs, and incumbent local exchange carriers, or ILECs. Our engineers will assist carriers in determining the most cost effective and technically efficient means to route traffic across their fixed networks as well as evaluate the implementation of new technologies, such as wireless backhaul, or capabilities to respond to demands for additional capacity as networks handle more traffic from data and media applications.

Once a wireless network becomes operational and the number of subscribers increases, our engineers assist carriers to expand system coverage, system capacity and optimize performance to address changing requirements. These activities include overlaying new technologies with existing networks and supporting requirements for strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network. They also include solutions to address changing requirements in how quality of service and quality of end user experience is measured, monitored and optimized in networks providing greater degrees of data services including video, media and similar applications.

Competitive benchmarking.  We provide system analyses to our wireless customers for the measurement of network performance, including “benchmarking” their performance versus competitors, based upon an extensive set of parameters such as call quality, drop call rates, signal strength and coverage.

Deployment Services

The Company, in reviewing its strategic objectives, decided to exit the U.S. Network Deployment business in 2006 due to the increasing amounts of working capital required to operate this business as a result of increasingly extended milestone payments under customer agreements and to associated lesser profit margins in the U.S. market. As a result, the focus of the Company’s deployment services has shifted to its overseas operations and include:

Program management.  We provide program management services as part of an overall design and deployment project to manage site acquisition, radio frequency engineering, fixed network engineering and construction management services.

Site acquisition and development.  Our local experts in each geographic market evaluate the feasibility and desirability of base station locations in the proposed area according to the wireless customer’s requirements, including zoning ordinance requirements, leasing constraints and building access issues.

Architecture and engineering.  We manage various activities associated with the design, layout and physical assessment of existing and proposed telecommunications facilities, including base stations and switching centers. This includes managing architecture and engineering firms with respect to site drawings, zoning exhibits, and structural analysis and making recommendations to confirm that the infrastructure has the structural capacity to accommodate the design of the wireless network. We also provide other materials and services as may be necessary to secure building permits and jurisdictional approvals.

Construction and procurement management.  We manage various construction subcontractors to prepare the rooftop or tower site and secure the proper electrical and telecommunications connections. We also manage the procurement of materials and equipment for our wireless customers and the installation of radio frequency equipment, including base station electronics and antennae.

For financial information about the sale of the U.S. Network Deployment business, see Note 4 to our consolidated financial statements.

Operations and Maintenance Services

We provide operations and maintenance services to wireless service providers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly. We may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks.

Geographic Organization

We provide our services through a regional management organization that comprises two principal regions and several smaller divisions. Our primary operating regions are “Americas” and “EMEA” (Europe, Middle East and Africa). Our Americas region, which is headquartered in McLean, Virginia, provides a range of service offerings to wireless operators and equipment vendors in North America. In 2006 Americas generated approximately 23% of our total revenue. Our EMEA region, which is based in London, is responsible for operations in the United Kingdom and overseas, including Algeria, Belgium, Germany, Greece, Italy, Luxembourg, the Netherlands, Pakistan, Spain, and Saudi Arabia. In 2004, we established a marketing office in Dubai, UAE for our EMEA region. In 2006, EMEA generated approximately 77% of our total revenue.

The Company’s nonreportable segments in 2006 were comprised of our Asia-Pacific operations which were not significant in 2006, LCC Wireline, Inc., corporate, and the Wireless Institute. In 2006, these combined operations generated less than 1% of our total revenues. Through our Wireless Institute, we provide training to our engineers and customers covering the latest technologies developed and employed throughout the world.

For financial information about our operating segments, see Note 18 to our consolidated financial statements.

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

•	Benefit from adjacent market opportunities by leveraging our current knowledge and customer base. We are actively pursuing a strategy to leverage our knowledge base and customer relationships towards expanding our offerings into adjacent markets through new products and services. For example, our Research and Innovation Services team, coupled with our worldwide practical field experience, finds opportunities to create and apply innovative methods to dimension, design, optimize and monitor wireless telecommunications networks around the world. This results in our ability to leverage unique and patented processes, combined with intellectual capital created by our internal technical and innovative culture, to provide services built around specific software tools based on market demand. As a result, we launched TotalViewtm as our software based tools and services delivery platform. Through TotalViewtm, we can offer performance and optimization services from the network towards the end-user and the end-user towards the network that combines traditional Quality of Service (QoS) measurements with Mobile Content and Quality of Experience (QoE) measurements to create a unique and valued end-to-end or “total view” solutions for our customers. Our TotalViewtm strategy includes services and tools created within our Research and Innovation Services area, but also includes software based tools developed by key external partners. We announced a global partnership with Zandan to integrate various aspects of their software and hardware platforms which became the foundation to launch ContentViewtm, our mobile content and quality of experience solution. As part of our TotalViewtm platform, we also launched WiViewtm, a broadband dimensioning and planning tool that includes business modeling and return-on-investment scenarios that specifically assist our clients in 4G business planning strategies. Consistent with our history as a leader in facilitating the development and adoption of new wireless technologies, we have been active in the research, development and testing of fixed and mobile broadband 3G and 4G networks through consulting engagements with leading broadband carriers and equipment providers. The insight gained led to the creation of recent offerings that target wireless operators challenged by high-bandwidth and high-capacity service delivery based on EVDO, HSDPA and WiMAX technologies. We intend to expand our integrated offerings to create hosted and managed services where a customer may access QoS or QoE information that resides within our servers or centralized service delivery center. This unique service delivery strategy leverages natural synergies with our engineering businesses and provides a cost effective and faster means to reach to new customers and markets. We believe these and other industry trends provides new opportunities to expand our portfolio beyond our current service offerings into areas that offer attractive recurring revenues as well as opens the door to new sets of clients such as mobile content, media providers, tier 2 carriers and operators within emerging markets. We intend to pursue organic growth into adjacent markets as well as take advantage of opportunities that may arise to acquire or partner with high quality companies that can enhance our capabilities.

•	Provide end-to-end services. We provide integrated end-to-end solutions ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. Our ability to provide end-to-end, or turnkey, services enables our wireless customers to engage a single, responsible party who is accountable for delivering and managing projects under a single contract. Accordingly, we leverage initial consulting opportunities to secure later-stage system design, optimization and deployment contracts. Engagements to provide design, optimization and deployment services help us secure ongoing operations and maintenance projects, which is an emerging market segment. We intend to pursue these engagements, and will continue to focus our business on radio frequency engineering services and operations and maintenance contracts. Providing ongoing operations and maintenance services positions us well for additional opportunities as wireless service providers must either upgrade their existing networks or deploy new networks to benefit from the latest available technologies. For example, during 2005, we were able to leverage our established relationship with Algeria Telecom Mobilis as a consulting and engineering services provider into a turnkey deployment services engagement. Many clients initially engage us to perform specific services, such as engineering services. Once we secure a client relationship, we work to expand our relationship to provide additional services offered by the company. We do this by understanding the client’s needs and leveraging our reputation and demonstrated performance on client engagements. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Self-performed work generally carries higher profit margins than subcontracted work. As described earlier, based on our assessment of the U.S.

deployment market, we exited the U.S. Network Deployment business in 2006. While we have decided that the U.S. deployment market is not attractive for us, we intend to continue pursuing deployment projects in markets that provide compelling opportunities.

•	Increase our presence in new geographic areas to capture additional growth opportunities. In order to realize the full benefit of wireless services worldwide, we target areas with strong potential growth by creating a localized presence. We pursue this effort through establishing a local presence, pursuing strategic acquisitions or entering into partnerships to reach new markets. We currently have a localized presence in Algeria, Belgium, Germany, Greece, Italy, Luxembourg, Pakistan, Spain, the Netherlands, Saudi Arabia, United Arab Emirates and the United Kingdom in addition to the United States, and are considering expansion into other international markets as well as new domestic markets. To increase our local presence in emerging areas we have completed strategic acquisitions and investments in Europe. For example, in December 2006 LCC United Kingdom Limited, a wholly owned subsidiary of the Company, acquired Detron Belgium, NV, a company engaged in providing wireless communications design and deployment services in Belgium and Luxemburg. We intend to continue to pursue organic growth in new markets as well as take advantage of such opportunities as may occur to acquire or partner with high quality companies that accelerate our access to, and provide us with a local presence in new markets.

•	Attract and retain highly qualified personnel. As a service business, our success depends on our ability to attract, train and retain highly skilled professionals. As a result, we seek to recruit highly skilled personnel, facilitate their professional development and create a business atmosphere that encourages their continued employment. As of December 31, 2006, we had 783 total employees, of which 600 were billable employees. As of that date, approximately 72.5% of our billable employees were employed outside of the United States. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates. Recognizing the critical importance of retaining highly qualified personnel for our business, we work closely with our employees to develop and enhance the technical, professional and management skills required to be successful at our Company. Our senior management believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. For example, Dean J. Douglas, our Chief Executive Officer, hosts bi-monthly teleconference meetings with all employees to foster an open working environment. We also invest in all of our professionals by expanding their professional education through our Wireless Institute, which provides training for our engineers and our customers covering the latest technologies developed and deployed throughout the world.

Customers and Backlog

We provide consulting, design, deployment, and operations and maintenance services to wireless service providers, telecommunications equipment vendors, satellite service providers, systems integrators and tower companies. In 2006, revenues from Algeria Telecom were 22.4% of our total revenues, revenues from Saudi Telecommunication Company were 17.9% of our total revenues and revenues from Cingular Wireless were 8.5% of our total revenues. Some of our other customers include: Ericsson, Nokia, Orange Personal Communication Services Limited, Siemens, Sprint, T-Mobile and Vodaphone. Our top ten customers accounted for 82.7% of total revenues for the year ended December 31, 2006.

Our firm backlog was approximately $37.1 million at December 31, 2006. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $19.0 million as of December 31, 2006. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment. Our contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience.

Sales and Marketing

We sell and market our consulting, design, deployment, and operations and maintenance services through the collaborative efforts of our sales force, our senior management, our marketing group and our Wireless Institute. Our sales representatives work in conjunction with our senior executives and delivery organizations to develop new client relationships, drive revenue growth and establish the Company as a primary solutions provider to our clients. Sales personnel and our senior management proactively establish contact with key decision makers at all levels within our clients to identify and capture opportunities and work to establish awareness and preference for our services. Because customers’ purchasing decisions often involve an extended decision making process requiring involvement of their technical personnel, our sales personnel work collaboratively with our technical consulting and network personnel to develop new sales leads and secure new contracts. Excluding our Wireless Institute staff, as of December 31, 2006, we employed 27 full-time sales and marketing staff, based in our offices in Italy, the Netherlands, Spain, the United Kingdom and the United States.

Sales

In 2006, we invested in expanding our sales organization within North America by adding 8 new sales representatives with responsibility for regional and client based responsibilities. The overall number of sales staff increased to 27 in the Company, for a total increase in 2006 of 69% over that number in 2005. As part of this investment, and as a result of our having exited the U.S. Network Deployment business, we recruited sales personnel with experience in selling consulting, overall solutions and long-term outsourcing engagements.

Marketing

In 2006, we also invested in expanding and enhancing our marketing organization, which has direct responsibility to enhance brand equity. Our marketing staff supports our business strategy through the development of new products and services, articles, publications, analyst meetings and trade shows and key industry conferences. In 2006, the marketing team launched TotalViewtm, a tools based services strategy that creates additional value for our existing services as well as a platform to launch new services as the Company extends its service portfolio across other segments of the wireless industry. The Company’s service offerings center around the mobile content delivery that measures performance from an end-user perspective. The marketing group conducts market and competitive analyses, defines industry-specific business requirements and identifies potential sales opportunities, develops key business plans and go-to-market models, develops key marketing and sales collateral materials, manages the website and company content, as well as the day to day operations of our investor relations efforts. Our marketing group leads the positioning of our service offerings, creates company awareness, brand recognition and manages joint marketing efforts with strategic alliance partners.

Wireless Institute

The Wireless Institute delivers knowledge that powers the world’s networks in the carrier, manufacturer and content provider communities. As the wireless industry’s pioneer training and knowledge transfer organization, our Wireless Institute was the first in the industry to introduce a complete engineering curriculum and a comprehensive set of programs in wireless engineering and wireless network deployment. Today, the Wireless Institute continues to train the industry, as well as our own engineers, in cutting edge broadband network technologies such as UMTS, EVDO and WiMAX. Over the years, the Institute’s distinguished faculty has conducted international knowledge transfer projects and thousands of classes around the world.

Research and Innovation

We have over 24 years of experience which has produced our team of leaders — executives and engineers, many with PhDs — who have worked alongside of and even trained members of the manufacturers and major carriers in the business. Our team has been involved in innovations in EDGE, UMTS, HSDPA, EVDO, WiMAX and the creation of world-class 3G networks.

As mentioned previously, the Company’s technical consulting services range from technology consulting to business planning with CapEx/OpEx modeling and individualized custom projects that address specific client needs. These services provide the technical expertise required to maximize business efficiencies through an in-depth understanding of wireless technology. Through our consulting services, customers gain critical insight into wireless communications, including the possible impact of new broadband technologies, devices or applications on the industry. Our Research and Innovation Services area also creates tools where none yet exist for unique greenfield networks as well as special network needs.

Competition

The market for technical consulting, design, deployment, and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, we believe that the competition in Europe is particularly fragmented with numerous small, regional independent service providers. Our competitors fall into three broad categories:

•	internal staffs of wireless and wireline service providers;

•	telecommunications equipment vendors, such as Ericsson and Nortel, which frequently provide design and deployment services as part of an equipment sale or pursue large scale outsourcing contracts on an independent basis; and

•	independent service companies, which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services.

Although the services provided by many of these competitors are comparable to the services we provide, there are areas where certain competitors may have an advantage over us. For example, telecommunications equipment vendors presumably know the relative strengths and weaknesses of their products better than the service providers who have no product offerings; and equipment vendors, construction companies and management companies have greater financial resources that allow them to offer financing and deferred payment arrangements. In addition, many of our competitors have significantly greater marketing resources, larger workforces and greater name recognition than us.

We believe our ability to compete depends on a number of additional factors, which are outside of our control, including: (i) the willingness of competitors to finance customers’ projects on favorable terms; (ii) the ability and willingness of customers to rely on their internal staffs to perform services themselves; and (iii) the customers’ desire to bundle equipment and services.

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

Employees

As of December 31, 2006, we had 783 total employees worldwide. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we have not experienced any work stoppages.

International Operations

During the last three years, our international operations have become an increasingly significant source of our revenue. From the late 1990s until recently we entered into a number of strategic acquisitions and investments to enhance our international wireless capabilities and to establish a local presence in several countries. Our operations in the United Kingdom, Italy, and the Netherlands are a direct result of three such investments. In addition, we established local capabilities by virtue of receiving an award of a project in countries such as Saudi Arabia and Algeria, which comprised 52.4% of our revenues in the EMEA region in 2006.

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

In addition, when not hiring locally, we face the task of obtaining visas and work permits for our assigned employees and must comply with local tax requirements for our expatriate employees.

For financial information about our international operations, see note 18 to our consolidated financial statements.

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

Additional Information

The Company’s internet address is www.lcc.com. A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at http://investor-relations.lcc.com/phoenix.zhtml?c=104575&p=irol-irhome as soon as reasonably possible after such report is filed with or furnished to the Securities and Exchange Commission.

Item 1A.	Risk Factors

Risk Factors

In any given year, we derive a significant portion of our revenues from a limited number of large projects, and, if we are unable to replace these large projects upon completion, we could have a significant decrease in our revenues which would negatively impact our ability to generate income.

We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of large projects. For example, for the year ended December 31, 2006, our largest project was for Algeria Telecom, which comprised 22.4% of our total revenues. As these projects wind down to completion, we face the task of replacing such revenues with new projects. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results.

We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with these customers were harmed our business would suffer.

For the years ended December 31, 2006 and 2005, we derived 82.7% and 83.6%, respectively, of our total revenues from our ten largest customers. We believe that a limited number of customers will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

Recent and continuing consolidations among wireless service providers may result in a significant reduction in our existing and potential customer base, and, if we are unable to maintain our existing relationships with such providers or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability or possible losses.

The level of merger activity among telecommunications operators has increased markedly in the recent past and this trend is continuing. For example, in the past one of our customers, Cingular, has merged with AT&T Wireless and one of our largest customers, Sprint, merged with Nextel. These consolidations have reduced and may continue to reduce the number of companies comprising that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. We have historically derived a significant portion of our revenues in any given year from a limited number of large projects. Also, at any given time we may not be able to reduce costs in response to any decrease in our revenues. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.

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

Our quarterly and annual operating results have varied considerably in the past and are likely to vary considerably due to a number of factors, including those factors discussed in this “Risk Factors” section. Many of these factors are outside our control and include, among others:

•	the timing of receipt of new licenses, use of existing spectrum for new services, or financing by potential customers;

•	service and price competition;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the availability of equipment to deploy new technologies such as broadband;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

•	telecommunications market conditions and economic conditions generally.

Due to these factors, our results for a particular quarter may not meet the expectations of securities analysts and investors, which could cause the price of our stock to decline significantly.

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

Our Amended and Restated Credit Agreement contains certain financial tests and requires certain mandatory prepayments, the achievement of which is dependent to a significant extent on the performance of our business as well as achieving certain benefits from our recent acquisition of the U.S. engineering business of Wireless Facilities, Inc.

Our Amended and Restated Credit Agreement requires us to meet certain periodic financial tests, including monthly cumulative EBITDA covenants, and requires us to make mandatory prepayments in 2008 and 2009. We have been in default under the Amended and Restated Credit Agreement, including defaults relating to financial covenants. These defaults have been waived by our lender and the Amended and Restated Credit Agreement has been amended, among other things, to revise certain of the periodic financial tests. Our ability to meet the periodic financial tests and fund the mandatory prepayments will depend on the performance of our business as well as the realization of anticipated benefits from our recent acquisition of the U.S. engineering business of Wireless Facilities, Inc. (“Former WFI Business”), including the Former WFI Business’ revenue and gross margins for such periods remaining relatively consistent with past performance and the achievement of certain cost savings primarily related to general and administrative expenses. If our business fails to perform as expected or these benefits fall short of our estimates or are not realized on a timely basis, we may fail to comply with our financial covenants or be unable to make the required prepayments which could result in an event of default under the credit agreement. An uncured or unwaived event of default could cause us to have to repay the credit facility at a time when we do not have the funds to make such repayment and are unable to raise them or can only raise them on terms that are unfavorable to us.

Our existing debt obligations may constrain our ability to grow.

Our Amended and Restated Credit Agreement and our outstanding note to SPCP Group L.L.C. (as assignee of Wireless Facilities, Inc.) require us to apply most of the proceeds of any equity and debt financings we undertake to the payment of those obligations. To the extent that market conditions are such that we are unable to raise funds beyond those required to satisfy these obligations, our ability to pursue our acquisition strategy may be adversely affected.

If the borrowing base under our credit facility decreases our business may be adversely impacted.

Our ability to borrow funds or to maintain outstanding borrowings under our Amended and Restated Credit Agreement is dependent upon having a sufficient borrowing base. Our borrowing base is calculated in accordance with a formula based upon various percentages of eligible billed and unbilled receivables, where eligibility may depend upon factors such as the age of the receivables and the geographic location of the account debtor. If our borrowing base declines we must repay any outstanding borrowings to the extent they exceed the borrowing base and, in addition, we may not be entitled to borrow additional funds under the credit facility. This could result in an adverse effect on our business due to a lack of availability of needed working capital for normal operations or a lack of availability of funds to pursue our acquisition strategy. If we are unable to make a required payment under the credit facility this would cause us to be in default and at risk of having the entire facility called due at a time when we are unable to raise the necessary funds to pay it off or can only raise them on terms that are unfavorable to us.

We may not receive the full amount of our backlog, which could harm our business.

Our firm backlog was approximately $37.1 million at December 31, 2006. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met:

•	the price of the work to be done is fixed;

•	the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and

•	there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed.

We also had implied backlog of approximately $19.0 million as of December 31, 2006. We define implied backlog as the estimated revenues from master service agreements and similar arrangements which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

Our backlog includes orders under contracts that in some cases extend for several years. The amount of our backlog that we may recognize as revenues during any fiscal quarter may vary significantly because the receipt and timing of any revenues is subject to various contingencies, many of which are beyond our control. Further, the actual realization of revenues on engagements included in our backlog may never occur or may change because a project schedule could change or the project could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog at December 31, 2006 our operating results for our 2007 fiscal year as well as future reporting periods may be materially harmed due to decreased revenues.

A large percentage of our revenues comes from fixed price contracts, which require us to bear the risk of cost overruns.

A large percentage of our revenues are derived from fixed price contracts. The portion of our revenues from fixed price contracts for the years ended December 31, 2006, 2005 and 2004 was 52.8%, 71.0% and 58.6%, respectively. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

To the extent we recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, increases in estimated project costs could cause fluctuations in our quarterly results and adversely affect our operating results.

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

Customers outside the United States accounted for 77.1% and 75.2% of our revenues from continuing operations for the years ended December 31, 2006 and December 31, 2005, respectively. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

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

Expansion of our international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could increase related general and administrative expenses and negatively impact our results of operations. In addition, the cost of attracting and retaining employees with the skill set to deal with non-U.S. regulatory compliance as well as U.S. driven regulatory matters such as compliance with the provisions of the Sarbanes-Oxley Act of 2002 and with implementing regulations from the Securities and Exchange Commission with further guidance from the Public Company Accounting Oversight Board may continue to increase general and administrative expenses which might negatively impact our international operations and could further reduce our profitability.

Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of our non-U.S. projects are undertaken in local currency.

Although we generally incur project expenses in the same currency in which payments are received under the contract, we do not currently engage in additional currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of our operations particularly if: (i) we cannot incur project expenses in the same currency in which payments are received under the contract; and (ii) there is a negative impact when converting back to United States Dollars. In addition, foreign exchange controls may limit the timing and our ability to have funds transmitted out of a foreign country.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk and Foreign Exchange Risk.”

Our development stage customers may face difficulties in obtaining financing to fund the expansion of their wireless networks, which may reduce demand for our services.

Many of our development stage customers depend on financial markets to finance the development of new technologies or networks. As an example, during the downturns in the financial markets in 2000, and specifically within the telecommunications financial markets, many of our customers experienced trouble obtaining financing to fund the expansion of their wireless networks. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets.

If we are unable to collect receivables from telecommunications companies and our development stage customers, our operating results may be materially harmed.

We frequently perform services for telecommunications companies and development stage customers that carry a higher degree of financial risk for us. Our customers, established and development stage, are subject to market risks and may be impacted by a tightening of available credit and/or a general economic slowdown. These conditions may render our customers unable to pay, or may delay payment, for services performed by us. If we are not able to collect amounts owed to us by our customers, we may be required to write off significant accounts receivable and recognize bad debt expense.

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

We may not be able to successfully achieve the expected benefits of our future acquisitions, investments or strategic partnering relationships.

We may make future acquisitions of, or investments in, other companies, capabilities or technologies or enter into strategic partnering relationships. Our strategy for acquisitions, investments and strategic partnering arrangements is designed to either: (i) allow us to expand our current service offerings into areas that offer attractive revenue opportunities; or (ii) accelerate our access to, and provide us with a local presence in, new markets. In 2006, we invested in building our global marketing and North American sales presence to capitalize on emerging opportunities and further enhance our sales capabilities in existing markets. Our new offerings in quality of service, quality of end user experience and spectrum clearing represent investments in new capabilities as well as strategic partnerships that may be supported by strategic partnerships with third parties. We may not be able to successfully increase our service offerings or gain ground in new markets.

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

Because a significant portion of our general and administrative expenses are relatively fixed, our ability to reduce those expenses in proportion to any decrease in the revenues we generate is limited. The enactment of the Sarbanes-Oxley Act of 2002, and implementing regulations, has significantly increased the cost of being a public company. Such compliance is particularly difficult for us given the international scope of our operations and our overall cost of compliance relative to our size. Our international reach also brings a need for local general and administrative capabilities in both our employees and certain of our third party professionals, to accommodate local practices and comply with local legal requirements, including employment, tax and similar matters as well as compliance requirements of being a U.S. public company. We believe that our ability to reduce these expenses significantly without materially changing our strategy of localization and potentially jeopardizing our continued legal compliance is limited. As a result, we do not expect that we will always be able to reduce these expenses in proportion to significant decreases in our revenues, which could have a material adverse effect on our net margins.

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

If wireless service providers, network equipment vendors and enterprises perform more tasks themselves, our business will suffer.

Our success depends upon the continued trend by wireless service providers and network equipment vendors to outsource their network design, deployment and management needs. If this trend does not continue or is reversed and wireless service providers and network equipment vendors elect to perform more tasks themselves, our operating results may be adversely affected due to the decline in the demand for our services.

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

There are stringent rules that govern the realizable value of a deferred tax asset. As we closed out the fourth quarter of 2004, we determined that our circumstances in the U.S. tax jurisdiction had changed to such an extent that it was appropriate to establish a valuation allowance for a large part of the U.S. deferred tax assets, and this resulted in an increased tax expense of $3.4 million in the fourth quarter of 2004 and precludes us from recognizing any U.S. tax benefits or deferred tax assets in 2006 and in the foreseeable future.

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

The stock market in general, and the market for technology-related stocks in particular, is highly volatile. As a result, the market price of our stock is likely to be similarly volatile, and investors in our stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. In addition, for the period from January 1 to December 31, 2006, the average daily trading volume for our stock as reported by The NASDAQ Global Market was 88,429 shares. Accordingly, the price of our stock and the trading volume of our stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies or companies deemed to be similar;

•	final resolution of amounts due from the sale of the Network Deployment business;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	failure to file timely all reports required to be filed by the U.S Securities and Exchange Commission;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance; and

•	political or military events related to international conflicts, wars, or otherwise.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We leased approximately 155,000 square feet of office space for our corporate headquarters in McLean, Virginia, under a ten-year lease that expired on June 30, 2007. We occupied approximately 59,000 square feet of the McLean facility and subleased approximately 96,000 square feet to subtenants.

We currently lease approximately 24,000 square feet at 7900 Westpark Drive, McLean, Virginia, which now serves as our corporate headquarters. We moved into this space in June 2007. We do not intend to sublease at the new location. We have executed a first amendment to this lease for approximately 9,000 additional square feet. We intend to occupy this additional space in January 2008.

We lease approximately 9,000 square feet of office space at our Europe, Middle East and Africa, or EMEA, regional headquarters in London, England, under a 13-year lease expiring in September 2014. We occupy approximately 2,000 square feet of the London facility. We currently sublease approximately 7,000 square feet to subtenants.

In addition, we lease approximately 153,000 square feet of office space in connection with our local operations in the United Kingdom (Cambridge, Stockley, Park, Bath, Solihull, Newark, Enfield and Glasgow), Italy (Rome and Milan), and the Netherlands (’s Hertogenbosch), our regional marketing efforts in Algeria, Spain, and the U.A.E. and project office space as required to perform contracts in various locations for our clients.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since completion of our initial public offering in September 1996, our class A common stock has been quoted on the NASDAQ Global Market under the trading symbol “LCCI.” Prior to December 31, 2006, all outstanding shares of our Class B common stock were converted into shares of Class A common stock. See Note 15, Shareholders’ Equity in the accompanying consolidated financial statements. As of November 7, 2007, there were approximately 114 stockholders of record of the class A common stock. As of November 7, 2007, we estimate there were approximately 2,800 beneficial holders of the class A common stock. The following table summarizes the high and low sales prices of the class A common stock by fiscal quarter for 2006 and 2005 as reported on the NASDAQ Global Market:

Quarter Ended:	2006

March 31	$2.40 to $3.65
June 30	$3.10 to $4.15
September 30	$3.15 to $3.77
December 31	$3.44 to $4.05

Quarter Ended:	2005

March 31	$3.80 to $5.88
June 30	$3.00 to $4.69
September 30	$2.01 to $3.93
December 31	$2.35 to $3.33

We have never paid any cash dividends on our common stock, and we do not anticipate paying dividends on our common stock, cash or otherwise, in the foreseeable future. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

The table below provides information, as of December 31, 2006, concerning securities authorized for issuance under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by securities holders
Amended and Restated Equity Incentive Plan(1)(2)	3,256,629	$4.26	923,859
Directors Stock Option Plan (Class A Common Stock)	142,400	7.79	—
Equity compensation plans not approved by security holders(3)	500,000	2.49	—

Total	3,899,029	$4.16	923,859

(1)	We have outstanding 1,366,679 unvested restricted stock units granted under the Amended and Restated Equity Incentive Plan not included in the above table.

(2)	For a description of our Equity Incentive Plan, see Note 14. Incentive Plans, in the consolidated financial statements.

(3)	We have granted Mr. Dean Douglas options to purchase 1,000,000 shares of our common stock, as disclosed in the “Outstanding Equity Awards at Fiscal Year-End” Table. 500,000 of these were granted pursuant to our Equity Incentive Plan, which has been approved by our stockholders. The remaining 500,000 were granted pursuant to the Dean J. Douglas Employment Inducement plan which was not approved by our stockholders.

Stock Performance Graph

The following chart sets forth a five-year comparison of the cumulative stockholder total return on our class A common stock. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a particular period by the share price at the beginning of the measurement period. Our cumulative stockholder return based on an investment of $100 at December 31, 2001, when our class A common stock was traded on the NASDAQ Global Market at the closing price of $7.30, is compared to the cumulative total return of the NASDAQ Market Index and an index comprised of publicly traded companies which are principally in the wireless network services business (the “Peer Group”) during that same period. In 2006, our Peer Group consisted of the following companies: Dycom Industries Inc., The Management Network Group Inc., Mastec Inc., Tetra Technologies Inc. and Wireless Facilities, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LCC International, Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
LCC International, Inc.	100.00	26.71	73.44	79.85	44.65	55.47
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
Peer Group	100.00	69.59	164.09	149.58	134.22	159.52

Item 6.	Selected Financial Data

Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2006, which have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in this Form 10-K.

	2006	2005	2004	2003	2002

Revenues	$129,953	$145,642	$118,666	$82,876	$57,515
Cost of revenues (exclusive of depreciation shown separately below)	97,194	114,214	92,619	65,424	49,042

Gross profit	32,759	31,428	26,047	17,452	8,473

Operating expenses:
Sales and marketing	7,910	8,131	7,897	6,612	7,933
General and administrative	26,699	27,893	26,896	17,534	19,528
Restructuring charge (recovery)	108	404	(1,137)	(2)	13,215
Gain on sale of tower portfolio and administration, net	—	—	—	—	(2,000)
Depreciation and amortization	2,378	2,793	2,573	3,761	2,748

Total operating expenses	37,095	39,221	36,229	27,905	41,424

Operating loss	(4,336)	(7,793)	(10,182)	(10,453)	(32,951)

Other income (expense)
Interest income (expense), net	(730)	(201)	(100)	309	771
Other	1,763	(883)	1,533	1,234	(3,975)

Total other income (expense)	1,033	(1,084)	1,433	1,543	(3,204)

Loss from continuing operations before income taxes	(3,303)	(8,877)	(8,749)	(8,910)	(36,155)

Provision (benefit) for income taxes	1,576	2,717	4,957	(2,022)	(8,373)

Loss from continuing operations	(4,879)	(11,594)	(13,706)	(6,888)	(27,782)

Income (loss) from discontinued operations	(3,151)	(933)	7,395	365	(888)

Net loss	$(8,030)	$(12,527)	$(6,311)	$(6,523)	$(28,670)

Net loss per share:
Continuing operations
Basic and diluted	$(0.20)	$(0.47)	$(0.56)	$(0.32)	$(1.33)

Discontinued operations
Basic and diluted	$(0.13)	$(0.04)	$0.30	$0.01	$(0.04)

Net loss per share
Basic and diluted	$(0.33)	$(0.51)	$(0.26)	$(0.31)	$(1.37)

Weighted average shares:
Basic and diluted	24,893	24,524	24,381	21,292	20,902
Consolidated Balance Sheet Data (at year-end):
Cash and short-term investments	$7,328	$15,337	$23,092	$31,031	$39,329
Working capital	33,490	37,770	49,658	54,980	49,959
Goodwill and intangibles, net	14,282	11,326	12,848	11,958	11,273
Total assets	98,423	118,953	120,807	118,591	96,723
Total debt	4,226	2,975	147	1,840	—
Shareholders’ equity	52,096	53,751	67,705	69,768	61,088

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, to deployment and ongoing operations and maintenance services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also enable us to secure ongoing deployment as well as operations and maintenance projects. Our technical consulting, system design and network optimization practices position us well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.

We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).

Americas:  Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators and equipment vendors in North America. In 2006, Americas generated approximately 23% of our total revenue.

EMEA:  Based in London, EMEA is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Belgium, Luxembourg, Germany, Spain, Greece, Pakistan and Saudi Arabia. In 2006, EMEA generated approximately 77% of our total revenue.

Nonreportable segments:  This segment of our business includes the wind down of our operations in Asia-Pacific, LCC Wireline, Inc. corporate and the Wireless Institute. In 2006, these combined operations generated minimal revenues. LCC Wireline ceased operations in the first quarter of 2005.

Our primary sources of revenues are technical consulting, engineering design and optimization and, in EMEA, network deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs on completion. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

Cost of revenues include direct compensation and benefits, living and travel expenses, payments to third-party subcontractors and consultants, equipment rentals, expendable computer software and equipment, and allocated, or directly attributed, facility and overhead costs identifiable to projects.

General and administrative expenses consist of compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems, and executive office functions. Sales and marketing expenses consist of salaries, benefits, sales commissions, travel and other related expenses required to implement our marketing, sales and customer support plans.

We generate cash from fixed price contracts by billings associated with contract milestones, which are typically agreed upon with our customers at the time the contracts are negotiated. For our time and materials contracts, we usually bill our customers on a monthly basis as services are performed. On large network deployment contracts, which involve the design and construction of complex wireless networks, it is increasingly common for our customers to require fewer contract milestones than in previous years. This results in extending the periods during which we are obliged to fund our operating costs until a milestone can be billed to the customer. This increases the capital that we require to operate the business, and is evidenced by increases in foreign unbilled receivables on our balance sheet. This is an integral part of our business and we are constantly striving to manage our working capital requirements.

Another critical statistic that we monitor is our contract backlog, which at December 31, 2006 was comprised of firm backlog of $37.1 million and implied backlog of $19.0 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards.

We have entered into a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. For example, in 2004, we sold an unsecured claim against NextWave Telecom, Inc. (“NextWave Telecom”) for $0.8 million and recorded an impairment charge of $0.2 million related to the investment in our joint venture in China, following changes in local business conditions. In the second quarter of 2005, we received a cash payment of approximately $0.6 million from NextWave Telecom for the exercise of all warrants held by us. The exercise was made in accordance with the terms of NextWave Telcom’s reorganization plan under bankruptcy proceedings. In the fourth quarter of 2005, we sold off the one remaining tower that we owned for $0.3 million. During the second quarter of 2006, we made the decision to sell our U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included $985,000 of cash proceeds, with the remainder to be paid upon final settlement. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. At December 31, 2006 the balance of this loan was approximately $3.2 million. In the third quarter of 2006, we made the decision to sell our Brazilian subsidiary. We agreed to assume the obligations for payroll related taxes in dispute and recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. On March 9, 2007, we purchased the equity interests of Wireless Facilities, Inc.’s Europe, Middle East and Africa business for a cash purchase price of $4.0 million. On June 1, 2007, we acquired certain assets and liabilities of Wireless Facilities Inc.’s U.S. wireless engineering services business for a purchase price of approximately $39.0 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

On November 12, 2007, in connection with our decision to sell our Brazilian subsidiary, we received notice from the buyers that they have decided not to proceed with the acquisition. We are working on alternatives including an opportunity to sell the entity to another interested party under similar terms and conditions.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	increased spending by wireless service providers in the areas of network design, deployment and optimization;

•	migration of networks to accommodate enhanced data offerings;

•	consolidation in the carrier and OEM community; and

•	increased percentage of revenues derived from our international operations.

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

We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 29.1%, 25.0% and 21.6% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.

During the year ended December 31, 2006, approximately 20.1% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 25.1% and 16.9% in 2005 and 2004, respectively.

We believe that the Americas may benefit from increased spending by certain United States wireless service providers. This increased spending can be attributed to several trends: (i) the implementation of new technologies such as 3G wireless and broadband wireless; (ii) activity generated by efforts to consolidate networks resulting from merger activity; (iii) network quality enhancement programs to reduce churn; (iv) network expansion and capacity programs geared toward enabling new and enhanced services; and (v) other miscellaneous network upgrades and enhancements required for market share maintenance and competitive reasons.

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

Revenues, Cost of Revenues and Gross Margins

	Years Ended December 31,
	2006		2005		2004
	(In thousands)		(In thousands)		(In thousands)

Revenues:
Americas	$29,959		$36,478		$35,515
EMEA	99,944		107,844		78,172
Nonreportable segments	50		1,320		4,979

	$129,953		$145,642		$118,666

		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$24,629	82.2%	$32,042	87.8%	$28,660	80.7%
EMEA	72,684	72.7%	81,483	75.6%	60,511	77.4%
Nonreportable segments	(119)	—	689	52.2%	3,448	69.3%

	$97,194	74.8%	$114,214	78.4%	$92,619	78.1%

Gross margin:
Americas	$5,330	17.8%	$4,436	12.2%	$6,855	19.3%
EMEA	27,260	27.3%	26,361	24.4%	17,661	22.6%
Nonreportable segments	169	—	631	47.8%	1,531	30.7%

	$32,759	25.2%	$31,428	21.6%	$26,047	21.9%

Americas

During the year 2006, we experienced a decrease in our Americas segment revenue of $6.5 million to $30.0 million from $36.5 million in the prior year. The decrease is primarily the result of a decrease in revenues of approximately $6.9 million from customers who were customers in 2006 and 2005 and a decease in revenue of $2.3 million from customers who were customers in 2005 but not 2006 offset by increases in revenue of $0.7 million of certain customers who were customers in 2006 and 2005 and $2.0 million of revenue from customers who were customers in 2006 but not 2005. We believe a portion of the decreases were the result of our decision to reduce our independence on lower margin work in the U.S. While we can not estimate the exact impact on revenue of our decision to focus on higher margin work, we believe the impact of that decision is evidenced by the increase in the Americas segment gross margins as a percentage of revenue to 17.8% in 2006 from 12.2% in 2005 and an increase in the segment’s gross margin of $0.9 million to $5.3 million in 2006 from $4.4 million in 2005.

In 2005, total revenues for the region were $36.5 million, up $1.0 million from 2004. Cost of revenues increased $3.4 million over 2004 for a $2.4 million decline in gross margin and a decrease in gross margin as a percentage of revenue to 12.2% in 2005 from 19.3% in 2004. Among our top customers we experienced declines in gross margin percent between 6.8 and 8.9 reducing our margins for those customers by approximately $2.7 million. This decline in total gross margin and gross margin as a percentage of revenue was attributable to our taking on certain types of lower margin work which generated increased revenues but at generally decreased margins. Margins were also affected negatively by not matching lower cost personnel to the lower margin work.

In 2004, total revenues for the region were $35.5 million, an increase over the prior year of $8.0 million. Combined with an increase in cost of revenue of $6.7 million, our gross margin increased $1.3 million with a decline in gross margin percent of 0.8. The decline in gross margin as a percentage of revenue was attributable to our taking on certain types of lower margin work which generated increased revenues but at generally decreased margins.

EMEA

In 2006, revenues for the year decreased $7.9 million to $99.9 million and cost of revenues decreased $8.8 million to $72.7 million, resulting in an increase in gross margin to 27.3% in 2006 compared to 24.4% in 2005. The majority of our gross margin continues to be generated by services provided under our deployment and our consulting contracts in Algeria and our engineering services contract in Saudi Arabia which generated 65.6% of 2006 gross profits. In Algeria, decreases in revenue of $2.0 million and cost of revenue of $4.0 million generated an increase in gross margin and gross margin percent of $2.0 million and 13.6%, respectively. Algeria provided 37.1% of our EMEA segment gross profits in 2006, up 6.3% from 30.8% in 2005. In Saudi Arabia decreases in revenue of $7.9 million and cost of revenue of $5.2 million reduced gross margin by $2.7 million with no change in the gross margin percent. Saudi Arabia provided 28.5% of our EMEA segment gross profits in 2006, down 11.0% from 39.5% in 2005. In Italy, a decrease in cost of revenue of $0.9 million on comparable revenues increased gross margin and gross margin percent $0.9 million and 13.5%, respectively. Revenue and cost of revenues in the U.K. increased by $5.2 million and $4.5 million, respectively, generating increases in gross margin and gross margin percent of $0.7 million and 1%, respectively. Decreases in revenues and cost of revenues in the Netherlands of $3.7 million and $3.5 million, respectively, generated a slight increase in gross profit percent.

In 2005, revenues for the year grew to $107.8 million, an increase of $29.7 million over the previous year. The entire growth in revenue was attributable to our operations in developing countries. Saudi revenue growth for 2005 was $15.6 million, with Algerian revenue growth of $16.8 million. Lesser developed countries generated 70% of 2005 gross profits. Overall gross margins improved in 2005 to 24.4% from the 22.6% in 2004, largely due to the higher margins produced in the lesser developed countries.

In 2004, we expanded our operations to rapidly expanding emerging countries as we commenced a multi-year service project in Saudi Arabia and continued our consultancy and deployment activities in Algeria. Revenues for the year grew to $78.2 million, an increase of $24.9 million over the previous year. Growth in our business in developed countries accounted for about $5.0 million of this increase, while lesser developed countries accounted for about $17.5 million; of this latter increase, $15.7 million was attributable to Saudi Arabia. Developed countries generated about 57.6% of our revenue and about 37.4% of our gross profits, while lesser developed countries generated about 42.4% of our revenues and 62.6% of our gross profits. Gross margins improved from 20.8% of revenues in 2003 to 22.6% in 2004, largely due to the increased mix of more profitable business in lesser developed countries, most of which is represented by time and materials contracts.

Nonreportable Segments

In 2006 the nonreportable segments generated revenues of $0.1 million, down $1.2 million from 2005. This resulted from the changes in the LCC Wireline, Inc. division and the closure of our China office discussed below. During 2006, there was a loss from operations of $13.1 million for the nonreportable segments, which compares to a loss from operations of $10.6 million for 2005. The majority of this loss is attributable to corporate general and administrative costs, which are included in the nonreportable segment and are not allocated to the Americas or EMEA.

In 2005 the nonreportable segments generated revenues of $1.3 million, down $3.7 million from 2004. This decline is primarily attributable to the LCC Wireline, Inc. division, which ceased operations in the first quarter of 2005 and the closure of our Beijing, China office as part of the restructuring in the second quarter of 2005. During 2005, there was an operating loss of $10.6 million for the nonreportable segments, which compares to an operating loss from operations of $9.1 million for 2004. The majority of this loss is attributable to corporate general and administrative costs, which are included in the nonreportable segment and are not allocated to the Americas or EMEA.

Nonreportable segments generated revenues of $5.0 million in 2004, which consisted of revenues from our Asia-Pacific operations and LCC Wireline. In 2003, we formed LCC Wireline, which focused on providing technical services to CLECs and ILECs.

In 2003, we purchased a 49% share in a joint venture in Beijing, China, with the objective of pursuing opportunities in China primarily through this joint venture. In 2004, we agreed with our partner, LCC Bright Oceans Communications Consulting Co. Ltd., (“LCC/BOCO”), to close the joint venture. Liquidation of the joint venture was completed in the fourth quarter of 2005. Our investment in LCC/BOCO was accounted for using the equity method of accounting. We recorded equity losses of $0.1 million and $0.3 million, during the years ended December 31, 2005 and 2004, respectively, all of which was recorded in other expense.

Operating Expenses

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Sales and marketing:
Americas	$2,832	$2,228	$3,349
EMEA	3,748	5,538	3,682
Nonreportable segments	1,330	365	866

	7,910	8,131	7,897
Bad debt expense (recovery):
Americas	20	223	100
EMEA	(41)	254	26
Nonreportable segments	—	251	19

	(21)	728	145
Shareholder note compensation:
Americas	—	—	—
EMEA	—	—	—
Nonreportable segments	—	—	1,240

	—	—	1,240
Other general and administrative:
Americas	3,620	5,274	4,942
EMEA	11,085	11,604	11,933
Nonreportable segments	12,015	10,287	8,636

	26,720	27,165	25,511
Total general and administrative:
Americas	3,640	5,497	5,042
EMEA	11,044	11,858	11,959
Nonreportable segments	12,015	10,538	9,895

	26,699	27,893	26,896
Restructuring charge (recovery):
Americas	—	447	—
EMEA	31	—	(567)
Nonreportable segments	77	(43)	(570)

	108	404	(1,137)
Depreciation and amortization:
Americas	430	432	350
EMEA	1,609	2,016	1,818
Nonreportable segments	339	345	405

	2,378	2,793	2,573
Total:
Americas	6,902	8,604	8,741
EMEA	16,432	19,412	16,892
Nonreportable segments	13,761	11,205	10,596

	$37,095	$39,221	$36,229

Sales and marketing expenses

In 2006, sales and marketing expenses decreased by $0.2 million, year over year. In the EMEA region a decrease of $1.8 million was primarily due to a reduction of commissions expense of approximately $1.3 million related to lower revenues in Saudi Arabia. The balance was due to modest declines in the other business units. This decrease was offset by an increase in the Americas region of $0.6 million due to increased sales and marketing efforts by operating personnel and signing bonuses for new sales staff. In our corporate division, increases of $1.0 million were due to the implementation of Investor Relations and Marketing functions.

In 2005, sales and marketing expenses increased by $0.2 million. Sales and marketing costs increased $1.8 million in EMEA due primarily to an increase in commission expense relating to the technical consulting contract in Saudi Arabia. Sales and marketing expenses declined $1.1 million in the Americas and $0.5 million in the nonreportable segments primarily as a result of the cost restructuring undertaken during the second quarter.

Sales and marketing expenses increased from 2003 to 2004 by about $1.3 million or 19%. The increase was largely attributable to sales commissions in our new businesses in EMEA, particularly in Saudi Arabia.

Net bad debt expense (recovery)

In 2006 there were net recoveries of under $0.1 million. In 2005, we had bad debt expense of $0.7 million, of which $0.6 million was recorded in the fourth quarter. The 2005 bad debt expense was evenly divided amongst the segments and was not associated with any single customer nor with a single project. In 2004 the Company had bad debt expense of $0.1 million.

Shareholder note compensation

Shareholder note compensation relates to cash and non-cash compensation arising from the loan made to our then President and Chief Executive Officer, in 1999, a portion of which was subsequently deemed discharged in 2004. On December 10, 2004, we entered into an agreement, pursuant to which we purchased certain shares that our former President and Chief Executive Officer held in our company and returned these shares to our treasury account, where they are available for reissue. The proceeds from the sale of these shares, approximately $0.9 million, was used to reduce the indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represented non-cash compensation to our former President and Chief Executive Officer. We also paid cash compensation in the form of a bonus of approximately $0.5 million to assist in covering the personal income tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses in 2004.

Other general and administrative expenses

In 2006, other general and administrative expenses were $26.7 million, a decrease of $0.4 million or 1.6% year over year. This reduction occurred in the Americas segment with a decrease in personnel and benefits expense of approximately $0.8 million, as well as reductions in recruiting, human resources, research and innovations, and information technology which accounted for additional reductions of $0.8 million. This reduction was offset by increases in corporate expenses, primarily of $0.9 million for audit fees and $0.4 million for stock based compensation expense.

In 2005, other general and administrative expenses were $27.2 million, an increase of $1.7 million or 6.5% year over year. Most of this increase occurred in the nonreportable segments which includes corporate general and administrative expenses. Corporate general and administrative expenses were higher due to increased employee benefits costs, the costs of bringing onboard a new CEO, and costs associated with the restatement. Other general and administrative expenses for EMEA in 2005 include a management performance bonus.

In 2004, other general and administrative expenses increased by $5.6 million or 28%, year over year, primarily attributable to increases in costs in our EMEA region of $3.4 million and in our corporate costs of $1.9 million. In EMEA, the increase was driven by support for new businesses in Saudi Arabia and Germany, expansion of our activities in the Netherlands, and severance and downsizing costs for Italy. The primary increase in our corporate costs was attributable to the costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Restructuring

In 2002, following the completion of several large fixed price projects and the general reduction in the U.S. market’s wireless infrastructure spending, we restructured our operations and recorded a restructuring charge of $13.5 million. Of this total charge, approximately $12.5 million related to excess office space and $1.0 million to severance costs for about 140 employees, which included $0.3 million related to discontinued operations.

During 2004, we reversed $1.2 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices.

During 2005, we recorded a net restructuring charge of $0.6 million, which included $0.2 million of charges related to discontinued operations. This charge included $0.8 million in severance termination benefits and costs associated with the involuntary employee separation of approximately 48 employees in North America and Asia-Pacific, $0.1 million associated with closing facilities and disposing of assets, and a reduction of $0.3 million due to reoccupied space in our McLean office and a recovery of sublease income.

During the second quarter of 2006, we had an additional $0.1 million restructuring charge. This charge was due mainly to a revised estimate of the operating costs for our facility in McLean, Virginia and to a lesser extent, a revised estimate on the sublease income assumptions for our facility in London.

Substantially all the activities related to these restructurings have been completed. However, we continue to be obligated under facility leases that expire from 2007 through 2014. The accrual of approximately $1.0 million remaining at December 31, 2006 relates to remaining obligations through the year 2014 associated with offices exited or downsized, offset by our estimates of future income from sublease agreements. The restructuring charge calculation assumes as of December 31, 2006 that we will receive $3.3 million in sublease income, all of which is committed.

Other Income and Expense

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Other income (expense):
Interest income:
Americas	$1	$—	$—
EMEA	35	16	29
Nonreportable segments	98	98	118

	$134	$114	$147

Interest expense:
Americas	—	(1)	—
EMEA	(29)	(16)	(243)
Nonreportable segments	(835)	(298)	(4)

	$(864)	$(315)	$(247)

Gain (loss) on investments:
Americas	—	—	—
EMEA	—	19	—
Nonreportable segments	—	(34)	766

	—	(15)	766
Foreign currency gains and losses:
Americas	—	—	—
EMEA	176	(154)	92
Nonreportable segments	1,260	(1,552)	890

	1,436	(1,706)	982

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

All other:
Americas	—	1	107
EMEA	639	(5)	30
Nonreportable segments	(312)	842	(352)

	327	838	(215)
Total other:
Americas	—	1	107
EMEA	815	(140)	122
Nonreportable segments	948	(744)	1,304

	$1,763	$(883)	$1,533

Total other Income and Expenses:
Americas	1	—	107
EMEA	821	(140)	(92)
Nonreportable segments	211	(944)	1,418

	$1,033	$(1,084)	$1,433

Interest income

Interest income in 2006, 2005 and 2004 decreased year over year due to lower average balances of cash on deposit and decreases in available yields on short-term investments. Approximately $0.1 million of interest income was recorded in 2006 due to a refund of U.S. taxes.

Interest Expense

In 2006 interest expense increased as a result of higher borrowings under our borrowing facility with Commerce Funding Corporation, (“CFC”), a Wells Fargo company, as well as the fees associated with advances from Nokia under the agreement to dispose of our U.S. Network Deployment business. We terminated our existing credit facility with CFC on March 9, 2007, and entered into a new revolving credit facility. See Cash Requirements below.

Total interest expense for the years ending December 31, 2006, 2005 and 2004 was approximately $0.9 million, $0.3 million and $0.2 million, respectively. Of these amounts, approximately $0.6 million, $0.3 million and $0.0 million, for the years ending December 31, 2006, 2005 and 2004, respectively, were attributable to interest and fees arising from our financing arrangement with CFC. This agreement was terminated March 9, 2007.

Gain (loss) on investments

In 2004, we received cash of approximately $0.8 million for the sale of our general unsecured claim against NextWave, which we acquired as part of our acquisition of Koll Telecommunications LLC in 1997. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

Foreign currency gains and losses

In 2006 we recorded gains on foreign currencies of $1.4 million due to the appreciation of the British Pound and Euro with respect to the U.S. Dollar throughout the year. In 2005, we recorded losses on foreign currencies of $1.7 million due to the appreciation of the U.S. Dollar against the Euro and the British Pound throughout the year. In 2004, we recorded gains on foreign currencies of $1.0 million, mostly attributable to the appreciation of the Euro against the U.S. Dollar in the second half of the year. All of our foreign exchange gains and losses result from the revaluation of our intercompany balances.

All other

In the second quarter of 2006 we recorded a gain of $0.2 million on the favorable settlement of a dispute relating to an earn out agreement that we had entered into in conjunction with the acquisition of our Netherlands subsidiary.

In the second quarter of 2005, the Company received a cash payment of approximately $0.6 million from NextWave for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave’s reorganization plan under bankruptcy proceedings. In the fourth quarter of 2005, we sold off the one remaining tower that we owned for $0.3 million.

In 2004 we recorded impairment charges of $0.2 million relating to our investment in LCC/BOCO, a joint venture in China. In the fourth quarter of 2005, our joint venture with LCC/BOCO was dissolved and selected projects and employees were transferred to the Company’s wholly-owned Chinese subsidiary.

Income (Loss) Before Taxes

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Segment Income (Loss) Before Taxes
Americas	$(1,571)	$(4,168)	$(1,779)
EMEA	11,649	6,809	677
Nonreportable transactions	(13,381)	(11,518)	(7,647)

	(3,303)	(8,877)	(8,749)

Tax Expense

In 2006, we recorded tax expense of $1.6 million. Of that amount, $1.9 million is for foreign taxes primarily associated with our profitable operations in Saudi Arabia and Algeria. This is partially offset by a tax benefit of $0.4 million in the United States attributable to the release of a federal tax reserve related to a tax return position for which the statute of limitations closed in 2006. The increase in the income tax provision and effective tax rate in 2006 is primarily attributable to additional valuation allowances and other adjustments against net operating losses. As a net result of these additional valuation allowances and adjustments, we incurred a charge to the income tax provision of approximately $6.3 million. In addition, the Company continued to have significant branch income that was subject to tax in the branch jurisdiction and only partially offset by foreign tax credits in the parent company jurisdiction.

In 2005, we recorded tax expense of $2.7 million. Of that amount, $3.2 million is for foreign taxes primarily associated with our profitable operations in Saudi Arabia and Algeria. This is partially offset by a tax benefit of $0.5 million in the United States attributable to an expected tax refund of income tax paid in prior years. The increase in the income tax provision and effective tax rate in 2005 is primarily attributable to additional valuation allowances and other adjustments against net operating losses. As a net result of these additional valuation allowances and adjustments, in 2005, we incurred a charge to the income tax provision of approximately $2.9 million. In addition, there were significant increases in branch income, primarily in Saudi Arabia, which was subject to tax in both the branch jurisdiction and in the parent company jurisdiction.

We believe that, as of December 31, 2006, our cumulative historical losses, along with other qualitative factors and uncertainties concerning our business and industry, outweigh the positive evidence supporting the realizability of the tax benefit of our net operating loss carryforwards. As a result a valuation allowance has been established. However, it is possible that an analysis of our financial results in future periods will provide sufficient positive evidence to indicate that the tax benefit of our cumulative loss carryforward can be realized, at which time we would expect a reversal of some or all of the remaining valuation allowance. During the years ended December 31, 2006, 2005 and 2004, we recorded additional valuation allowances of $7.2 million, $3.3 million and $5.6 million, respectively. The change in valuation allowance includes changes due to stock compensation and certain discontinued operations, which are not included in the change in valuation allowance for the calculation of the income tax provision for continuing operations.

Net Loss

In 2006, revenues of $130.0 million generated a pretax loss from continuing operations of $3.3 million. We recorded tax expense of $1.6 million for a loss from continuing operations of $4.9 million. Losses from discontinued operations were $3.2 million in 2006.

In 2005, revenues of $145.6 million generated a pretax loss from continuing operations of $8.9 million. We recorded tax expense of $2.7 million for a loss from continuing operations of $11.6 million. Losses from discontinued operations were $0.9 million in 2005.

In 2004, revenues of $118.7 million generated a pretax loss from continuing operations of $8.7 million. We recorded tax expense of $5.0 million for a loss from continuing operations of $13.7 million. Income from discontinued operations was $7.4 million in 2004.

Liquidity and Capital Resources

The following discussion relates to our sources and uses of cash and cash requirements during 2006, 2005, and 2004.

Sources and Uses of Cash

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Net cash used in operating activities	$(9,992)	$(8,079)	$(4,696)
Net cash used in investing activities	(103)	(2,462)	(3,347)
Net cash provided by financing activities	1,869	3,421	723
Effect of exchange rates on cash and cash equivalents	475	(614)	307

Net decrease in cash and cash equivalents	$(7,751)	$(7,734)	$(7,013)

During 2006, the Company’s balance of cash and cash equivalents decreased by $7.8 million. This decrease in cash and cash equivalents in 2006 was primarily the result of our use of cash of $10.0 million for operating activities and $0.1 million used in investing activities offset by $1.9 million net generated by financing activities and $0.5 million from the effect of foreign exchange rate changes on cash and cash equivalents.

Our operations and liquidity were also impacted by the decision to exit the U.S. Network Deployment business and the sale of a portion of that business on June 30, 2006 and the decision to exit our operations in Brazil (also consisting primarily of network deployment services) and sell our Brazilian subsidiary. These actions significantly reduced our Americas segment operating activity during the second half of the year. In conjunction with the sale of our U.S. Network Deployment business, we were owed approximately $7.6 million at December 31, 2006, which related to unbilled accounts receivable transferred to Nokia Inc. (“Nokia”). As of November 30, 2007, the amount outstanding from Nokia was approximately $4.4 million, and we expect this amount to be recoverable. The discontinued operations generated a loss of $3.2 million, which included a gain of $0.4 million on the sale of the U.S. Network Deployment business. Accordingly, the losses incurred with respect to the discontinued operations negatively impacted our cash balance during 2006.

During 2006, our loss from continuing operations decreased by $6.7 million to $4.9 million as compared to a loss of $11.6 million in 2005. Operating activities caused cash and cash equivalents to decrease in 2006 by $10.0 million. The $4.9 million loss from continuing operations combined with the $3.1 million loss from discontinued operations resulted in a net loss of $8.0 million for the year. Non-cash charges included in the net loss were $2.6 million related to depreciation and amortization, $1.3 million of non-cash compensation and was offset by $0.4 million related to the gain on the sales of certain portions of the U.S. Network Deployment business. Changes to assets and liabilities related to our operations that impacted cash and cash equivalents included a reduction of accounts payable, accrued expenses and other current liabilities of $21.8 million and a reduction of other current and non-current operating items of $4.0 million offset by a reduction of billed and unbilled accounts receivable of $20.2 million.

Investing activities decreased cash and cash equivalents by $0.1 million net and consisted of purchases of property plant and equipment of $1.5 million offset by proceeds from the sale of certain portions of the U.S. Network Deployment business and investments of $1.4 million.

Financing activities increased cash and cash equivalents by $1.9 million net and consisted of borrowings of $17.8 million under the line of credit and $4.2 million under the note payable to the buyer of a certain portion of the U.S. Network Deployment business offset by repayments of $19.9 million under the line of credit and $1.2 million applied against the note payable. The effects of foreign exchange also resulted in a $0.5 million increase in cash and cash equivalents.

In 2005, revenues from continuing operations of $145.6 million resulted in a pre-tax operating loss of $7.8 million. Cash used in operating activities in 2005 was $8.1 million, primarily as a result of the loss from operations. Cash used in investing activities was $2.5 million, a large part of which was attributable to the purchase of test and measurement equipment in the EMEA region. Cash generated by financing activities was $3.4 million primarily associated with $2.9 million of increased borrowings. The effect of exchange rates caused cash to decrease $0.6 million. Overall, cash decreased by $7.7 million in 2005.

In 2004, revenues from continuing operations of $118.7 million resulted in a pre-tax operating loss of $10.2 million after expensing compensation expense of $1.2 million relating to the satisfaction of a shareholder note receivable. Cash used in operations decreased to $4.7 million, which consisted of $3.5 million to fund operating losses and $1.2 million to finance growth in our operating assets and liabilities. Cash used in investing activities was $3.3 million, of which $3.0 million was for property and equipment purchases and $0.4 million for the joint venture in China. Financing activities generated $0.7 million, of which $1.4 million was the net proceeds from the exercise of options $0.1 million from issuance of stock, and $1.1 million from the sale of short term investments and reduction of restricted cash, offset by net repayments of $1.9 million on the line of credit established for Detron Netherlands. The effect of exchange rates caused cash to increase $0.3 million. Overall, cash decreased by $7.0 million in 2004.

Cash Requirements

	Years Ended December 31,
	2006	2005
	(in thousands)

Cash and cash equivalents	$6,445	$14,196
Restricted cash	883	1,141

Total cash and short-term investments	$7,328	$15,337

Borrowing facility and note payable	$4,226	$2,975

Working capital	$33,490	$37,770

Our future cash requirements are dependent on fluctuations in working capital, profitability of the business and capital purchase requirements. These fluctuations are caused primarily by several factors.

We continue to perform deployment services in certain countries in the EMEA region. Historically, a significant number of deployment services contracts limit our ability to bill the customer until certain milestones are met. Additionally, some of the deployment services contracts contain provisions for the customer to withhold a portion of the payment of our billings (retainage) until the contract is complete. As a result of the milestone-based billings and retainages of amounts billed our working capital needs are increased as we incur costs in performing deployment services that require cash expenditures in advance of the billings and collections from our customers. Additionally, deployment services performed in certain countries (U.S., Italy and Spain) historically had very low profit margins. From time to time the company has also entered into contracts for non-deployment services where milestone-based billings are used. While such contracts represent a lesser percentage of our business, they nonetheless result in working capital fluctuations.

During 2006 we have significantly decreased our dependence on working capital intensive and lower margin deployment services as we exited that business in the U.S. and Brazil in the Americas region and wound down deployment service contracts in countries such as Italy and Spain. This has decreased working capital fluctuations and working capital needs. Additionally, we will continue to focus our business on RF engineering services and Operations and Maintenance contracts. We believe we will experience less fluctuation in our working capital as these services are generally higher margin businesses and require less working capital because of the fact that such services are generally not milestone based or have shorter milestone periods and in many cases do not have retainage provisions. We have also been able to lessen some of the working capital needs created by these contracts by negotiating payment terms with our contractors that more closely match our payments to the vendors to the payments we receive from our customers. Additionally, to increase our liquidity we have entered into accounts receivable or other asset based financing arrangements.

On April 19, 2007, we raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares at a price of $3.35 per share in a private placement. We used the proceeds from the offering for working capital and general corporate purposes.

On March 9, 2007, we entered into a revolving credit facility with Bank of America, N.A., (“Bank of America”) and terminated our existing credit facility with CFC. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of Wireless Facilities, Inc., (WFI) we amended and restated our outstanding credit facility with Bank of America. The Amended and Restated Credit Agreement (which was amended on November 30, 2007, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default) provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and reborrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 and any balance on November 29, 2009. In addition, we are required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to us in the U.S. plus certain unrestricted cash balances of our non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of principal amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing. On June 1, 2007, we issued a promissory note to WFI in the amount of $22.0 million in connection with the purchase. This promissory note, which WFI subsequently assigned to SPCP Group, L.L.C., is subordinated to the Company’s obligations under the amended and restated credit facility discussed above.

On July 3, 2007, we filed a current report on Form 8-K disclosing that as part of our recent WFI acquisitions, effective June 27, 2007, we have taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. Total charges of approximately $2.3 million, were incurred primarily in the second and third quarters of 2007. Approximately $1.1 million of the charge is related to severance and headcount related costs and $1.2 million is related to consolidation of certain facilities and other non-headcount related expenses. We paid the majority of severance and related costs in the third quarter with the remaining costs expected to be paid in the fourth quarter. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in May 2012.

We believe that our cash balances, current financing agreements and access to additional financing will provide us with sufficient cash to fund our operations for at least the next 12 months.

Existing contractual obligations are primarily limited to operating leases, mostly for office facilities. Those obligations are set out below. Fixed lease obligations are partly offset by income from sublease agreements.

Our operating lease obligations at December 31, 2006 are as follows (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$10,807	$5,075	$3,623	$1,210	$899
Sublease income	$2,689	$734	$791	$582	$582

Purchases of property and equipment are primarily related to project requirements, but are relatively insignificant compared to other requirements. From time to time, we have made acquisitions and investments in joint ventures. On March 9, 2007, we purchased the equity interests of WFI’s Europe, Middle East and Africa (EMEA) business for a cash purchase price of $4.0 million. On June 1, 2007, we acquired certain assets and liabilities of WFI’s US wireless engineering services business for a purchase price of approximately $39.0 million. It is possible that we may make further acquisitions and investments in the future. Taxes are likely to be a cash requirement in the future for profitable foreign operations.

On July 18, 2005, we entered into a financing agreement with CFC. Under this agreement we could elect to transfer certain accounts receivables to CFC in exchange for cash. CFC had the right to determine, in its sole discretion, the amount of cash, if any, it was willing to advance with respect to any specified account receivable, which amount shall not have exceeded 80% of the face amount of the receivables presented. Interest on the advances bore interest at the prime rate as reported in The Wall Street Journal. We terminated this agreement on March 9, 2007.

As of December 31, 2006, the maximum funding available under this agreement with CFC was $5.0 million. At December 31, 2006 and 2005, we had approximately $0.9 million and $3.0 million outstanding under this financing agreement, respectively. Advances made to the U.S. have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. Total interest expense for the years ending December 31, 2006, 2005 and 2004 was approximately $0.9 million, $0.3 million and $0.2 million, respectively. Of these amounts, approximately $0.6 million, $0.3 million and $0.0 million, for the years ending December 31, 2006, 2005 and 2004, respectively, was attributable to interest and fees arising from our financing arrangement with CFC.

In 2003, we established a line of credit for our subsidiary in the Netherlands, collateralized by its outstanding accounts receivable, and in 2004 we have repaid advances so that only $0.1 million of the line of credit was outstanding at December 31, 2004. This line of credit was terminated in the first quarter of 2005.

We have not engaged in any off-balance sheet financing.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue Recognition

Our principal sources of revenue consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services overseas on a fixed price, time-certain basis. The portion of our revenues from continuing operations from fixed-price contracts was 52.8% in 2006 and 71.0% in 2005. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2006 and 2005, we had $24.8 million and $35.8 million, respectively, of unbilled receivables.

Allowance for Doubtful Accounts

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the years ended December 31, 2006 and 2005, we derived 82.7% and 83.6%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 80.3% and 55.6% of our net receivable balance as of December 31, 2006 and 2005, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the tightening of available credit or a general economic slowdown.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements an estimate for income taxes is required for each of the jurisdictions in which we operate. This process requires estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event the actual results differ from these estimates, we may need to increase or decrease the valuation allowance, which could have a material impact on the financial position and results of operations.

Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $24.3 million and $17.3 million as of December 31, 2006 and 2005, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. The additional valuation allowances we recorded on the deferred tax assets for the year ended December 31, 2006 and 2005 were approximately $7.0 million and $3.3 million, respectively. These deferred tax assets primarily consist of net operating losses and tax credits carried forward. The net deferred tax assets as of December 31, 2006 and 2005 were $1.4 million and $1.1 million, respectively.

Restructuring Charge

During 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million and employee severance and associated expenses of approximately $1.0 million. This facility charge primarily related to leased office space, which we no longer occupied. During 2004, the Company reversed $1.2 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our former corporate office in McLean and our London offices. During 2005, we recorded a net restructuring charge of $0.6 million for employee severance costs related to the elimination of 48 positions in corporate, North America and Asia-Pacific and costs associated with closing affiliates and disposing of assets.

The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. The estimation of the facility charge requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased and the broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of December 31, 2006 that we will receive $3.3 million in sublease income, all of which is committed.

Substantially all the activities related to these restructurings have been completed. However, we continue to be obligated under facility leases that expire from 2007 through 2014. The accrual of approximately $1.0 million remaining at December 31, 2006 relates to remaining obligations through the year 2014 associated with offices exited or downsized, offset by our estimates of future income from sublease agreements.

Related Party Transactions

As is discussed more fully in Note 15, Shareholders’ Equity, on December 22, 2006, RF Investors, L.L.C. (“RF Investors”) transferred all but 425,577 shares of its class B common stock to The Raj and Neera Singh Charitable Foundation, Inc. (“the Foundation”), and upon such transfer the transferred class B common stock and the remaining shares held by RF Investors converted to class A common stock. As a result, the Company has only class A shares outstanding, all of which are voted on a one-to-one basis. The shares of class A common stock held by the Foundation, and by RF Investors constituted approximately 15.8% and 1.7%, respectively, of the outstanding voting power of the common stock. The aggregate balance of the voting power of the class A common stock, approximately 82.5%, was held by the Company’s other stockholders.

Telcom Ventures, L.L.C. (“Telcom Ventures”), is the parent company of RF Investors, an entity controlled by Company founders and directors Dr. Rajendra and Neera Singh and members of their family. Prior to the Company’s initial public offering, both the Company’s employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $128,000, $74,000 and $77,000 during the years ended December 31, 2006, 2005, and 2004, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $135,000, $67,000 and $82,000 during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $8,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

During the year ended December 31, 2006, we provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers during the year ended December 31, 2006 were approximately $66,000. Billed and unbilled receivables of approximately $66,000 were outstanding at December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated Balance Sheet. During the year ended December 31, 2006, we provided services to Telcom Ventures directly, generating revenues of approximately $33,000, which have been collected.

In December 1999, we issued approximately 108,000 shares of class A common stock in exchange for a $1.6 million note receivable from our then President and Chief Executive Officer. The note was payable on the earlier of December 2004 or the date he was no longer our President and Chief Executive Officer. Interest accrued at the federal mid-term rate on the date of the note and was payable quarterly. The note, where outstanding, is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity. The note was deemed discharged in 2004. On December 10, 2004, we entered into an agreement with our former President and Chief Executive Officer, pursuant to which we purchased certain shares that were held in our company and returned these shares to our treasury account, where they are available for reissue. The proceeds from the sale of these shares, of approximately $0.9 million, were used to reduce the indebtedness under the loan agreement, and we deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represented non-cash compensation to our former President and Chief Executive Officer. We also paid cash compensation in the form of a bonus of approximately $0.5 million to assist in covering the personal income tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses for the year ended December 31, 2004. As part of this agreement, our former President and Chief Executive Officer surrendered 825,000 vested options to purchase shares of our class A common stock; 500,000, 150,000, 150,000 and 25,000 options at $13.56, $12.25, $5.00 and $5.55 per share, respectively.

Subsequent Events

In March 2007, we purchased the equity interests in the Europe, Middle East and Africa business of WFI and in June 2007 we acquired certain assets and liabilities of WFI’s U.S. wireless engineering services business. See Note 21. Subsequent Events, in the consolidated financial statements.

As discussed more fully in Note 21. Subsequent Events, in the consolidated financial statements, proceedings are pending before the NASDAQ Listing and Hearing Review Council with respect to a potential delisting of our class A common stock.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS No. 159”) SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date SFAS No. 159 is effective as of the beginning of fiscal 2009 (January 1, 2009). The application of SFAS No. 159 is not expected to have a material effect on our consolidated position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158,“Employers Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of Statement of Financial Accounting Standards No. 87, 88,106 and 132R” (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Because we do not currently maintain any defined benefit plans, the application of SFAS No. 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of SFAS No. 157 on our consolidated financial statements, but do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 requires registrants to quantify misstatements using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have any impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in the U.K., Algeria and Italy. For our foreign subsidiaries, exchange rates can have an impact on the U.S. Dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

Customers outside of the United States accounted for 77.1%, 75.2% and 67.4% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2007 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into U.S. Dollars at the weighted average exchange rate. Consequently, as the value of the U.S. Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

Fluctuations in currency exchange rates also can have an impact on the United States Dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States Dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income or loss. The Euro and British Pound were stronger relative to other foreign currencies at December 31, 2006, compared to December 31, 2005. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $2.5 million during the year ended December 31, 2006. As of December 31, 2006, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $19.1 million.

We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and its consolidated foreign subsidiaries and between the McLean office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2006 (denominated in Euros or Saudi Arabia Riyals) include a payable from Italy in the amount of $1.6 million, a payable from Spain in the amount of $1.1 million, a receivable from Algeria in the amount of $8.3 million and a receivable from Saudi Arabia in the amount of $7.4 million. Foreign subsidiaries with amounts owed to or from the McLean operations at December 31, 2006 (denominated in Euros or British Pounds) include a receivable from Italy in the amount of $4.5 million, a receivable from the United Kingdom in the amount of $7.5 million, a receivable from Detron in the amount of $0.5 million and an amount due to the Saudi subsidiary of $1.3 million. These balances generated a foreign exchange gain of $1.4 million and is included in our consolidated results at December 31, 2006. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.5 million increase to our operating profits in 2006 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

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

We are also exposed to interest rate risk. On November 30, 2007, we amended and restated our outstanding credit facility with Bank of America. As a result of this amendment, an amount of up to $21.95 million may be borrowed, repaid and reborrowed on a revolving basis. In addition, the interest rate on this credit facility was increased by 1.0% per annum. The interest payable under our credit facility varies with fluctuations in the applicable lending rates. As a result, in the event these rates increase, the Company is subject to increases in its cash interest payments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCC International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting, as of December 31, 2006.

KPMG LLP

McLean, Virginia
December 11, 2007

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

REVENUES	$129,953	$145,642	$118,666
COST OF REVENUES (exclusive of depreciation shown separately below)	97,194	114,214	92,619

GROSS PROFIT	32,759	31,428	26,047

OPERATING EXPENSES:
Sales and marketing	7,910	8,131	7,897
General and administrative	26,699	27,893	26,896
Restructuring charge (recovery) (Note 7)	108	404	(1,137)
Depreciation and amortization	2,378	2,793	2,573

Total operating expenses	37,095	39,221	36,229

OPERATING LOSS	(4,336)	(7,793)	(10,182)

OTHER INCOME (EXPENSE):
Interest income	134	114	147
Interest expense	(864)	(315)	(247)
Other	1,763	(883)	1,533

Total other income (expense)	1,033	(1,084)	1,433

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,303)	(8,877)	(8,749)
PROVISION FOR INCOME TAXES (Note 12)	1,576	2,717	4,957

LOSS FROM CONTINUING OPERATIONS	(4,879)	(11,594)	(13,706)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (net of applicable taxes of zero)	(3,529)	(933)	7,395
Gain on disposal of discontinued operations (net of applicable taxes of zero)	378	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,151)	(933)	7,395

NET LOSS	$(8,030)	$(12,527)	$(6,311)

NET LOSS PER SHARE:
Continuing operations
Basic and diluted	$(0.20)	$(0.47)	$(0.56)

Discontinued operations
Basic and diluted	$(0.13)	$(0.04)	$0.30

Net loss per share
Basic and diluted	$(0.33)	$(0.51)	$(0.26)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic and diluted	24,893	24,524	24,381

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

ASSETS:
Current assets:
Cash and cash equivalents	$6,445	$14,196
Restricted cash	883	1,141
Receivables, net of allowance for doubtful accounts of $200 and $317 at December 31, 2006 and 2005, respectively
Trade accounts receivable (Note 5)	34,755	47,448
Unbilled receivables (Note 5)	24,807	35,791
Due from related parties and affiliates (Note 19)	3	15
Due from disposal of business (Note 4)	7,610	—
Deferred income taxes (Note 12)	118	—
Prepaid expenses and other current assets	3,798	1,998
Prepaid tax receivable and prepaid taxes	356	1,195
Assets held for sale	587	—

Total current assets	79,362	101,784
Property and equipment, net (Note 6)	2,779	3,642
Deferred income taxes, net (Note 12)	1,453	1,171
Goodwill (Note 10)	13,989	11,014
Other intangibles, net	293	312
Other assets	547	1,030

Total Assets	$98,423	$118,953

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit (Note 11)	$1,038	$2,975
Note payable	3,188	—
Accounts payable	17,224	27,876
Accrued expenses	13,867	22,480
Accrued employee compensation and benefits	6,545	5,390
Deferred revenue	119	1,020
Income taxes payable (Note 12)	2,082	2,891
Accrued restructuring current (Note 7)	949	1,072
Other current liabilities	597	310
Liabilities held for sale	263	—

Total current liabilities	45,872	64,014
Accrued restructuring noncurrent (Note 7)	87	492
Other liabilities	368	696

Total liabilities	46,327	65,202

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 25,803 shares issued and 25,644 shares outstanding and 20,485 shares issued and 20,326 shares outstanding at December 31, 2006 and 2005, respectively	258	205
Class B common stock; $.01 par value:
20,000 shares authorized; 0 shares and 4,428 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	44
Paid-in capital	112,762	108,902
Accumulated deficit	(63,470)	(55,440)

Subtotal	49,550	53,711
Accumulated other comprehensive income — foreign currency translation adjustments	3,428	922
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	52,096	53,751

Total Liabilities and Shareholders’ Equity	$98,423	$118,953

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2006, 2005 and 2004
(In thousands)

							Note	Accumulated
							Receivable	Other
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	from	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Loss	Deficit	Shareholder	Income	Stock	Total

Balances at December 31, 2003	—	195	46	106,262		(36,602)	(1,557)	1,424	—	69,768
Exercise/issuance of stock options	—	5	—	1,410		—	—	—	—	1,415
Issuance of common stock	—	2	(2)	101		—	—	—	—	101
Discharge of shareholder note	—	—	—	—		—	1,557	—	—	1,557
Net loss	—	—	—	—	$(6,311)	(6,311)	—	—	—	(6,311)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,057	—	—	2,057	—	2,057

Treasury stock	—	—	—	—		—	—	—	(882)	(882)
Comprehensive loss	—	—	—	—	$(4,254)	—	—	—	—	—

Balances at December 31, 2004	—	202	44	107,773		(42,913)	—	3,481	(882)	67,705
Exercise/issuance of stock options	—	3	—	561		—	—	—	—	564
Issuance of common stock	—	—	—	113		—	—	—	—	113
Stock-based compensation	—	—	—	455		—	—	—	—	455
Net loss	—	—	—	—	(12,527)	(12,527)	—	—	—	(12,527)
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(2,559)	—	—	(2,559)	—	(2,559)

Comprehensive loss	—	—	—	—	$(15,086)	—	—	—	—	—

Balances at December 31, 2005	—	205	44	108,902		(55,440)	—	922	(882)	53,751
Exercise/issuance of stock options	—	3	—	600		—	—	—	—	603
Issuance of common stock	—	5	—	1,926		—	—	—	—	1,931
Release of restricted stock	—	1	—	(1)		—	—	—	—	—
Stock-based compensation	—	—	—	1,335		—	—	—	—	1,335
Conversion of Class B Common Stock	—	44	(44)	—		—	—	—	—	—
Net loss	—	—	—	—	(8,030)	(8,030)	—	—	—	(8,030)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,506	—	—	2,506	—	2,506

Comprehensive loss	—	—	—	—	$(5,524)	—	—	—	—	—

Balances at December 31,2006	—	$258	—	$112,762		$(63,470)	—	$3,428	$(882)	$52,096

The accompanying notes are an integral part of the Consolidated Financial Statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(8,030)	$(12,527)	$(6,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,567	2,921	2,702
Provision (recovery) for doubtful accounts	(25)	744	147
Non-cash compensation	1,335	455	675
Loss from investments in joint ventures, net	—	15	446
Restructuring charge (reversal)	108	598	(1,198)
Gain on disposal of businesses	(378)	—	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	20,222	(10,506)	(9,852)
Accounts payable and accrued expenses	(21,820)	11,195	6,233
Other current assets and liabilities	(1,445)	1,406	1,365
Other non-current assets and liabilities	(2,597)	(2,380)	1,097

Net cash used in operating activities	(10,063)	(8,079)	(4,696)

Cash flows from investing activities:
Purchases of property and equipment	(1,549)	(2,398)	(3,017)
Proceeds from sale of property and equipment	—	61	30
Proceeds from sale of businesses	985	—	—
Business acquisitions and investments, net of cash acquired	461	(125)	(360)

Net cash used in investing activities	(103)	(2,462)	(3,347)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	113	100
Proceeds from sale of short-term investments	—	—	520
Proceeds from exercise of options	603	564	1,416
Decrease (increase) in restricted cash	299	(112)	543
Proceeds from line of credit	17,823	5,439	21,003
Payments on line of credit	(19,894)	(2,583)	(22,859)
Proceeds from note payable	4,200	—	—
Payments on note payable	(1,162)	—	—

Net cash provided by financing activities	1,869	3,421	723

Effect of exchange rate changes on cash and equivalents	546	(614)	307
Net decrease in cash and cash equivalents	(7,751)	(7,734)	(7,013)
Cash and cash equivalents at beginning of period	14,196	21,930	28,943

Cash and cash equivalents at end of period	$6,445	$14,196	$21,930

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$653	$296	$40
Income taxes	$4,288	$1,900	$266

The accompanying notes are an integral part of the Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities:

In December 2006, the Company purchased the net assets of Detron Belgium NV (“Detron Belgium”) in exchange for 505,313 shares of the Company’s class A common stock, par value $0.01 per share. The value of the class A common stock was approximately $1.9 million. As a result, common stock and additional paid in capital increased, offset by an increase in net assets of $0.3 million and goodwill of $1.6 million. The allocation of the purchase price to the net assets acquired was based on preliminary estimates and may change with the completion of the formal purchase price allocation process.

In December 2004, the Company purchased 159,209 shares of class A common stock from C. Thomas Faulders, III, the Company’s former Chief Executive Officer for a per share price of $5.54, recording treasury stock of approximately $0.9 million. The proceeds of the sale were applied in satisfaction of approximately $0.9 million of indebtedness under a loan agreement with the Company. The remaining balance on the note of approximately $0.7 million was deemed discharged, and is recorded above as non-cash compensation.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

Note 1.	Description of Operations and Basis of Presentation

LCC International, Inc., a Delaware corporation, was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCC International, Inc. and its subsidiaries.

The Company is an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, to deployment and ongoing operations and maintenance services. The Company has been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also enable us to secure ongoing deployment as well as operations and maintenance projects. The Company’s technical consulting, system design and network optimization practices position it well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.

The accompanying consolidated financial statements include the results of LCC International, Inc. and its direct and indirect wholly-owned subsidiaries that provide services outside Europe, the Middle East and Africa (collectively the “Americas”) and the results of LCC United Kingdom Ltd., and its affiliated companies that provide services in Europe, the Middle East and Africa (collectively “EMEA”); and other non service related subsidiaries. LCC International, Inc. and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

In the second quarter of 2006, the Company made the decision to sell the Company’s U.S. Network Deployment business, and in the fourth quarter of 2006, the Company entered into an agreement to sell its Brazilian subsidiary. The results of the U.S. Network Deployment business and the Brazilian operations are presented as discontinued operations for all periods in the consolidated financial statements included herein. See Note 4, Discontinued Operations.

Note 2.	Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the consolidated financial statements.

Significant accounting policies are as follows:

Cash Equivalents and Restricted Cash  Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. Restricted cash is composed primarily of performance and or bid bonds in our EMEA region.

Concentration of Credit Risk  Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. The Company sells services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains a provision for doubtful accounts related to potential

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 2006 and 2005:

	2006	2005
	(in thousands)

Europe	$10,206	$10,702
Middle East/Africa	$19,990	$21,848
Asia-Pacific	$288	$589

The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 82.7%, 83.6% and 72.0% of its revenues from its ten largest customers for the years ended December 31, 2006, 2005 and 2004, respectively. These ten largest customers constituted 80.3%, 59.2% and 58.8% of our net receivable balance as of December 31, 2006, 2005 and 2004, respectively. The Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

In 2006, revenues from one customer in the EMEA segment were approximately $29.1 million or 22.4% of total revenues, and revenues from another customer in the EMEA segment were approximately $23.3 million or 17.9% of total revenues. Revenues from one customer in the Americas segment were approximately $11.0 million or 8.5% of total revenues in 2006. In 2005, revenues from one customer in the EMEA segment were approximately $31.2 million or 21.4% of total revenues, and revenues from another customer in the EMEA segment were approximately $31.1 million or 21.4% of total revenues. Revenues from one customer in the Americas segment were approximately $16.8 million or 11.5% of total revenues in 2005. In 2004, revenues from one customer in the Americas segment were approximately $16.5 million or 13.9% of total revenues, revenues from one customer in the EMEA segment were approximately $15.7 million or 13.2% of total revenues, and revenues from another customer in the EMEA segment were approximately $10.9 million or 9.2%.

Fair Value of Financial Instruments  The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of December 31, 2006 and 2005 because of the relatively short duration of these instruments. The carrying value of the borrowing facility approximated the fair value as the instrument included a market rate of interest.

Inventory  Inventories are stated at the lower of cost or market, net of an allowance for excess, slow-moving and obsolete inventory, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. Cost typically includes materials and equipment supplies and is on a first-in, first-out basis.

Property and Equipment  Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Purchases of individual items of property and equipment greater than or equal to $1,000 are capitalized.

Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below:

Computer equipment	3 years
Software	3 years
Furniture and office equipment	3 to 7 years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Vehicles	5 years

Impairment of Long-Lived Assets  The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

Goodwill and Other Intangible Assets  Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Investments in Affiliates  Equity investments with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. For equity method investments, the Company records its proportionate share of the investee’s net income or loss. Investments carried at cost are written down if circumstances indicate that the carrying amount of the investment may not be recoverable.

Revenue Recognition  The Company’s principal sources of revenues are technical consulting, engineering design and optimization and, in EMEA, network deployment services. The Company recognizes revenues from long-term fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. The Company compares costs incurred to date to progress achieved against project milestones to determine if the percentage of completion is reasonable. Anticipated contract losses are recognized as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

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

Certain of the Company’s international operations are subject to local income taxation. Currently, the Company is subject to taxation on income from certain operations in Europe, Latin America, the Far East, the Middle East and the non-U.S. portions of North America where the Company has subsidiaries, has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes. Certain foreign taxes paid or accrued by the Company may represent a potential credit for the Company against our U.K. or U.S. federal income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

Foreign Currency Translation  The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of the Company’s foreign sales transactions are denominated in Euros and British Pounds.

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” For foreign operations with the local currency as the functional currency, assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating assets and liabilities with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. The determination of functional currency is based on the subsidiary’s relative financial and operational independence from the Company.

The Company is also subject to foreign currency transaction gains or losses due to intercompany payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2006 (denominated in Euros or Saudi Arabia Riyals) include Italy, Algeria and Saudi Arabia. Foreign subsidiaries with amounts owed to or from the McLean operations at December 31, 2006 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the year ended December 31, 2006 and 2005, these balances generated a foreign exchange gain of $1.4 million and a foreign exchange loss of $1.7 million, respectively, and are included in other income (expense) in the consolidated results of operations.

Use of Estimates  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Share-Based Compensation  On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the consolidated results of operations. The statement eliminates the ability to account for share-based compensation using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting For Stock Issued to Employees.”

The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based transactions using the intrinsic value method as prescribed by APB No. 25, and provided the disclosures required under SFAS 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Share-based compensation expense recognized since adoption is based on the value of the portion of the share-based payment awards that are ultimately expected to vest and reduced for estimated forfeitures. SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense. Estimated forfeitures should be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which has an impact on the amount of unamortized compensation expense to be recognized in future periods. In the pro forma information required under SFAS No. 148 for the periods prior to 2006, forfeitures were accounted for as they occurred. See Note 14, Incentive Plans for further discussion of SFAS No. 123(R).

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)  Comprehensive income (loss) is defined as net income (loss) plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. Changes in components of other comprehensive income (loss) are reported net of income tax.

Reclassifications  Certain items in the prior period’s consolidated financial statements, included herein, have been reclassified to conform to the current period’s consolidated financial statement presentation.

Note 3.	New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of the beginning of fiscal 2009 (January 1, 2009). The Company is in the process of determining the effect of the application of SFAS No. 159 on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of Statement of Financial Accounting Standards No. 87, 88, 106 and 132R” (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation, in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Because the Company does not currently maintain any defined benefit plans, the application of SFAS No. 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of SFAS No. 157 on its consolidated financial statements, but does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”), released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 requires registrants to quantify misstatements using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated position, results of operations or cash flows.

Note 4.	Discontinued Operations

In 2006, the Company made the decision to sell a number of its business operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of these operations have been classified as discontinued operations in the accompanying consolidated statement of operations. All prior periods have been restated to reflect these operations as discontinued. In addition, assets and liabilities of these operations that were not sold as of December 31, 2006, were reflected as assets and liabilities held for sale in the accompanying consolidated balance sheet.

The revenue, gross margin and pre tax operating loss relating to the Company’s discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	December 31,
	2006	2005	2004
	(in thousands)

Revenue	$14,838	$48,331	$74,492

Gross margin (loss)	$(1,458)	$1,112	$8,358

Loss from discontinued operations (net of applicable taxes of zero)	$(3,529)	$(933)	$7,395
Gain on disposal of discontinued operations (net of applicable taxes of zero)	378	—	—

Total loss from discontinued operations	$(3,151)	$(933)	$7,395

The Company recognized an after-tax gain of $922,000 upon completion of the sale of the U.S. Network Deployment business during the second quarter of 2006. In the third quarter and fourth quarter of 2006, the Company reduced its gain after tax on sale of the U.S. Network Deployment business by $59,000 and $485,000, respectively, related to the true-up of the unbilled receivables that were sold as part of the sale transaction.

The following businesses have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented:

Sale of U.S. Network Deployment Business

During the second quarter of 2006, the Company made the decision to sell the Company’s U.S. Network Deployment operations. The operations of the network deployment business in the U.S. consisted primarily of activities involved in the construction of cell sites and related preconstruction and post construction services (site acquisition, system design, etc.) that are directly related to and integral to the construction of cell sites for which the Company was contracted to construct. Where the Company performs certain preconstruction or post construction related activities that are not performed in connection with the Company’s construction of cell sites, revenues and expenses related thereto are included in the Company’s Radio Frequency engineering business in the Americas and are not considered network deployment services.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to this decision, the results of these operations were reported in the Americas segment. Nokia acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. Network Deployment business, for a total consideration of $10.2 million. The consideration included $985,000 of cash proceeds, with the remainder to be paid upon final settlement. At December 31, 2006, $7.6 million was due from Nokia in connection with this transaction.

Pursuant to the terms of the Asset Purchase Agreement, the Company entered into a non-competition agreement with Nokia and agreed not to engage in the business of providing network site deployment services in the United States for 18 months following the closing. “Network site deployment services” is defined as the performance of any network site deployment service, including site acquisition, site permitting and site construction, for clients in the United States where the provision of such services would, individually or in the aggregate, be competitive with network site deployment services currently provided by the U.S. Network Deployment business that was transferred. These restrictions do not prohibit the Company from engaging in such services provided the aggregate revenues received from these activities do not exceed 22.5% of the Company’s consolidated revenues.

For one year, the Company agreed not to hire or attempt to hire any of the Company’s employees transferred to Nokia, or otherwise encourage any transferred employee to leave the employ of Nokia. In addition, neither party will solicit or attempt to solicit any employee of the other party excluding an allowance for general advertisements for employment.

In conjunction with the sale, the Company entered into a loan agreement with Nokia whereby Nokia would advance up to a maximum of $4.2 million. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. During 2006 the Company had received advances under this loan agreement, of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. The payments to these vendors were pre-approved by Nokia. During the period from closing of the transaction to December 31, 2006, Nokia applied $1.2 million of collections from transferred accounts receivables to the note payable. At December 31, the balance of the note payable was approximately $3.2 million. The loan is secured by the rights of the Company in certain unbilled accounts receivables which were sold to Nokia Inc. in the transaction, as well as by any amounts in the disbursement account established pursuant to the loan agreement. Such amount is recorded as a note payable in the consolidated financial statements. See also Note 11, Line of Credit and Notes Payable.

The Company also entered into a transition services agreement whereby the Company provides Nokia with transitional services for a period of up to 12 months. For such transitional services, Nokia pays the Company a monthly fee which escalates after the first six months and escalates further after nine months. During the year ended December 31, 2006, monthly fees billed under this agreement amounted to approximately $259,000 of which approximately $58,000 is outstanding at December 31, 2006.

As part of the Asset Purchase Agreement related to the sale of the U.S. Network Deployment business the Company is owed approximately $7.6 million at December 31, 2006, related to unbilled accounts receivable transferred to Nokia. This is reported in the accompanying financial statements as due from disposal of business. Nokia has disputed $0.5 million of unbilled accounts receivable related to a specific customer with total unbilled accounts receivable in the amount of $1.4 million.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenue, gross margin and pre tax operating loss and gain on sale for the U.S. Network Deployment business for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)

Revenue	$12,817	$45,039	$72,415

Gross margin (loss)	$(1,094)	$396	$8,228

Loss from discontinued operations (net of applicable taxes of zero)	$(1,988)	$(758)	$7,846
Gain on disposal of discontinued operations (net of applicable taxes of zero)	378	—	—

Total loss from discontinued operations	$(1,610)	$(758)	$7,846

Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment business are included in the accompanying consolidated balance sheet as of December 31, 2006 and are as follows:

2006
(in thousands)

Billed accounts receivable	$183
Accounts payable	$1,087
Accrued expenses	$623

Sale of Brazilian Subsidiary

In July of 2006 the Company made the decision to sell or liquidate its Brazilian subsidiary, LCC do Brasil Ltda. (“LCCI Brazil”). LCCI Brazil provided mainly network deployment services and to a lesser degree RF engineering. RF engineering services include the design, optimization and performance improvement of wireless networks. In August 2006, after evaluating both options, the Company committed to a plan to sell LCCI Brazil to the management of the operation.

On October 27, 2006, the Company entered into a definitive Sale and Purchase Agreement (“Agreement”) with management, subject to approval of the Board of Directors of the Company. The Board of Directors of the Company approved the transaction on November 2, 2006. As a result of this decision, the Company will no longer operate in Brazil. Prior to this decision, the results of these operations were reported in the Americas segment.

Under the terms of the Agreement, the Company agreed to transfer 100% of the outstanding shares of LCCI Brazil. In consideration for this transfer, the management team agreed to assume certain liabilities and contractual obligations of the subsidiary. As a condition to entering into the Agreement, the Company agreed to assume the obligations for payroll related taxes in dispute and received payment terms from the Brazilian tax authorities that provide for the payment of such obligations in monthly payments including interest over periods of 120 months and 130 months. For the year ended December 31, 2006, the Company has recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority.

The Company had not recognized these taxes as a liability and had reported this as a contingent liability initially, as the Company and its legal counsel believed it had a strong case that it was not subject to the withholding tax and that it would prevail on appeal. Previously, while the amount of liability was estimable it was not considered probable that a liability had been incurred. As a result of entering into the Agreement during the fourth quarter of fiscal year 2006 and agreeing to assume this tax liability, the Company recorded the net present value of this obligation.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 12, 2007, the Company received notice from the buyers that they have decided not to proceed with the acquisition of LCCI Brazil. The Company is looking at other alternatives including the opportunity to sell to another interested party. See also Note 21, Subsequent Events.

The revenue, gross margin and pre tax operating loss for LCCI Brazil for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)

Revenue	$2,021	$3,292	$2,077

Gross margin	$(364)	$716	$130

Loss from discontinued operations (net of applicable taxes of zero)	$(1,541)	$(175)	$(451)

Additionally, certain assets and liabilities related to LCCI Brazil included in the accompanying consolidated balance sheet as of December 31, 2006 are as follows:

2006
(in thousands)

Cash and cash equivalents	$50
Other receivables	418
Other current assets	65
Fixed assets, net	54

Assets held for sale	$587

Accounts payable	$84
Accrued employee compensation and benefits	113
Other accrued expenses	66

Liabilities held for sale	$263

Note 5.	Accounts Receivable

The Company is party to various long-term contracts for which revenues are recognized on the percentage-of-completion method. Certain of these contracts have large amounts of unbilled receivables associated with them and will be performed over a period of more than one year. As of December 31, 2006 and 2005, the Company had $2.0 million and $1.3 million, respectively, billed but not paid by customers under retainage provisions in contracts. As of December 31, 2006 and 2005, the Company had $18.3 million and $26.8 million billed, respectively, and $9.3 million and $13.3 million unbilled but anticipated to be billed within one year, respectively.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Property and Equipment

At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
	(in thousands)

Computer equipment	$15,417	$16,252
Software	5,806	4,813
Furniture and office equipment	12,706	11,984
Leasehold improvements	1,667	1,613
Vehicles	136	139

Property and equipment	35,732	34,801
Less accumulated depreciation and amortization	(32,953)	(31,159)

Property and equipment, net	$2,779	$3,642

Depreciation and amortization expense for the year ended December 31, 2006 and 2005, was $2.4 million and $2.8 million, respectively.

Note 7.	Restructuring Charge

During 2002, the Company recorded a restructuring charge of $13.5 million primarily associated with lease terminations and other facility closing costs in our McLean and London offices, and severance costs associated with the involuntary separation of approximately 140 employees. The restructuring plan was in response to the low utilization of professional employees caused by the completion of several large fixed-price contracts and the difficulty in obtaining new contracts as a result of the slowdown in wireless telecommunications infrastructure spending. Of this total charge, approximately $12.5 million related to excess office space and $1.0 million related to severance costs. Included in the total charge was $0.3 million related to discontinued operations.

During 2004, the Company reversed $1.2 million of the payable due to reoccupied office space in McLean, Virginia and a decrease in the estimated time period expected to sublease space in our McLean and London offices.

During 2005, the Company recorded a net restructuring charge of $0.6 million, which included $0.2 million of charges related to discontinued operations. This charge included $0.8 million in severance termination benefits and costs associated with the involuntary employee separation of approximately 48 employees in North America and Asia-Pacific, $0.1 million associated with closing facilities and disposing of assets, and a reduction of $0.3 million due to reoccupied space in the Company’s McLean office that was previously included in the reserve.

During the second quarter of 2006, the Company had an additional $0.1 million charge related to an increase of the operating expenses in our McLean office and a change on the estimated sublease income in our London office.

Substantially all the activities related to these restructuring charges have been completed. However, the Company continues to be obligated under facility leases that expire from 2007 through 2014. The accrual of approximately $1.0 million remaining at December 31, 2006 relates to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The restructuring charge calculation assumes as of December 31, 2006 that the Company will receive $3.3 million in sublease income, all of which is committed.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total
	(In thousands)

Restructuring payable as of December 31, 2003	$—	$6,335	$6,335
Reversal for reoccupied space	—	(1,166)	(1,166)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(2,131)	(2,131)
Leasehold improvements and other assets written-off	—	(214)	(214)
Other	—	77	77

Restructuring payable as of December 31, 2004	—	2,901	2,901

Restructuring charge	752	176	928
Reversal for reoccupied space	—	(330)	(330)

Restructuring charge (recovery)	752	(154)	598
Charges against the provision:
Payments for excess office space, net of sublease income	—	(960)	(960)
Severance and associated costs paid	(730)	—	(730)
Leasehold improvements and other assets written-off	—	(37)	(37)
Other	—	(208)	(208)

Restructuring payable as of December 31, 2005	22	1,542	1,564

Restructuring charge	—	108	108
Reversal of excess severance	(19)	—	(19)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(645)	(645)
Other	—	27	27

Restructuring payable as of December 31, 2006	$3	$1,032	$1,035

At December 31, 2006 and 2005, the restructuring payable was classified as follows:

	2006	2005
	(in thousands)

Accrued restructuring current	$948	$1,072
Accrued restructuring	87	492

Accrued restructuring total	$1,035	$1,564

Note 8.	Investments

On March 12, 1996, the Company made an equity investment in NextWave Telecom totaling $5.0 million. In connection with this investment, the Company had obtained a commitment from NextWave Telecom for the purchase of services and products aggregating approximately $50.0 million over the subsequent five-year period. In the first quarter of 1997, Nextwave Telecom sought court protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company fully reserved its exposure at December 31, 1996, recording an other than temporary impairment in the Company’s investment, a reserve against receivables from Nextwave Telecom and a reserve for accruals for work that the Company was obligated to perform. On March 23, 2005, the Company agreed to settle its rejection damages claims against NextWave Telecom by executing a Network Deployment Agreement whereby

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NextWave Telecom agreed to engage the Company to perform $30.0 million of radio frequency engineering and system deployment services over three years in future markets, commencing with Las Vegas. Following the sale of the Company’s U.S. Network Deployment business in 2006, this amount was reset as $10.0 million over a 10-year period beginning September 1, 2006 to account for the portion of the $30.0 million that covered engineering services. In the second quarter of 2005, the Company also received a cash payment of approximately $0.6 million from NextWave Telecom for the exercise of all warrants held by the Company. The exercise was made in accordance with the terms of NextWave Telecom’s reorganization plan under the bankruptcy proceedings.

On August 4, 2003 the Company closed an investment in a newly created entity based in Beijing, China, LCC Bright Oceans Communication Consulting Co. Ltd. (“LCC/BOCO”). The Company contributed approximately $1.1 million for a 49.0% share of LCC/BOCO’s registered capital. Bright Oceans Inter-Telecom Corporation, a Chinese publicly traded network management and systems integrator (“BOCO”), contributed approximately $1.1 million to hold the remaining 51.0% of LCC/BOCO’s registered capital. The Company’s investment in LCC/BOCO was accounted for using the equity method of accounting. The Company recorded equity losses of $0.1 million and $0.3 million, during the years ended December 31, 2005 and 2004, respectively, all of which was recorded in other expense. The Company recorded an impairment charge of $0.2 million during the year ended December 31, 2004. LCC/BOCO advised the Company that it made a strategic decision to exit the wireless telecommunications infrastructure services business. As a result, in the fourth quarter 2005, the joint venture was dissolved and selected projects and employees were transferred to the Company’s wholly-owned Chinese subsidiary. At December 31, 2006 and 2005, included in other receivables was approximately $0.1 million and $0.4 million, respectively, relating to the distribution of the assets and cash remaining in the joint venture.

In April 2003, the Company formed LCC Wireless Communications España S.A. (“LCC España”), as a subsidiary organized under the laws of Spain. At the time of formation, 30% of the equity shares of LCC España were owned by an unaffiliated local construction firm, Insyte Instalaciones, S.A. (“Insyte”). In late September 2004, the Company redeemed Insyte’s interest in LCC España in consideration for approximately $17,000 in payments to Insyte. As a result, LCC España became a wholly-owned subsidiary of the Company.

Note 9.	Business Combinations

On December 29, 2006, the Company completed the purchase of Detron Belgium, a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. The purchase consideration for all the outstanding shares of Detron Belgium was 505,313 shares of the Company’s common stock. The number of shares issued under the share purchase agreement was determined by dividing the purchase price by the average of the closing price of the Company’s common stock for the ten days prior to December 14, 2006. The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $1.6 million was recorded on acquisition based on a preliminary purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The portions of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets which may include trade names, customer lists and backlog. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. The transaction closed on December 29, 2006, therefore the effect of this preliminary allocation to goodwill was immaterial to the Company’s consolidated results of operations for the year ended December 31, 2006. The Company did not present pro forma information as this acquisition was immaterial to the Company’s consolidated results of operations and financial position. The goodwill recorded is not deductible for U.S. tax purposes.

In connection with the Detron Belgium purchase transaction, the Company entered into a Management Services Agreement with Exicom BVBA, one of the parties to the transaction, whereby Exicom BVBA would continue to provide management transition services for a period of three months after completion of the purchase, at an estimated maximum cost of approximately $68,000.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 9, 2002, the Company acquired 51% of the outstanding shares of Detron LCC Network Services B.V., (“Detron Netherlands”), a newly formed corporation organized under the laws of the Netherlands. Westminster Capital B.V. (“Westminster”) transferred the remaining 49% of the shares to Detron Corporation B.V. (successor to Westminster). On June 1, 2005, LCC United Kingdom Limited (“LCC UK”), a wholly-owned subsidiary of the Company, exercised its option to purchase the remaining 49% interest in the share capital of Detron Netherlands. LCC UK paid approximately $246,000 for the 49% interest which included a purchase price of approximately $126,000 plus $121,000 in management fees. In addition, the share purchase agreement for the additional interest included the requirement that Detron Netherlands repay Detron Corporation B.V. approximately $529,000 in outstanding loans made to Detron Netherlands. LCC UK currently owns 100% of Detron Netherlands. The acquisition was recorded under the purchase method of accounting, and therefore Detron Netherlands’ results have been included in the consolidated financial statements since the date of acquisition. Goodwill recognized in the acquisition amounted to $2.5 million. Other intangible assets acquired amounted to $0.5 million. Other intangible assets, including backlog, customer relationships, and the Detron trade name, are amortized over two to five years depending on the estimated remaining useful lives. The Company did not present pro forma information as this acquisition was immaterial to the Company’s consolidated results of operations and financial position. Goodwill recorded is not deductible for tax purposes.

Note 10.	Goodwill and Intangibles

As of December 31, 2006 and 2005, goodwill and other acquired intangible assets consisted of the following:

	2006	2005
	(in thousands)

Goodwill	$13,989	$11,014

Other intangibles:
Customer relationships	$1,098	$974
Trade names	205	186
Patents	28	—
Organizational cost	223	29
Accumulated amortization	(1,261)	(877)

Other intangibles	$293	$312

Goodwill increased by $3.0 million in 2006. Goodwill totaling $1.6 million was recorded on the acquisition of Detron Belgium. See Note 9, Business Combinations. The remaining increase of $1.4 million was due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. Amortization expense was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company performed its annual impairment review in the fourth quarter of 2006. No impairment in goodwill was noted.

Note 11.	Line of Credit and Notes Payable

In June 2006, Detron Belgium, which the Company acquired on December 29, 2006, entered into a credit agreement with ING bank. Under this agreement, Detron Belgium may borrow approximately $36,000 annually, which amount was advanced to the Company at an interest rate of 4.8% per year. This is repayable in twelve monthly payments, the final payment being due in July 2007. In December 2006, Detron Belgium entered into a credit agreement with ING bank. Under this agreement, Detron Belgium may borrow annually up to approximately $66,000, which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2007. As of December 31, 2006, Detron Belgium had $0.1 million outstanding under these lines of credit.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 4, Discontinued Operations, in connection with the sale of the U.S. Network Deployment business, the Company entered into a loan agreement with Nokia, whereby Nokia would advance up to a maximum of $4.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million as interest expense. As of December 31, 2006 the Company had received advances of approximately $4.2 million. Collections by Nokia of $1.2 million of the unbilled accounts receivable transferred at closing have been applied to the note payable reducing the balance to $3.2 million at December 31, 2006. This amount is classified as a note payable in the accompanying consolidated financial statements. The loan is secured by the rights of LCC International, Inc. and LCC Wireless Design Services, LLC in certain unbilled accounts receivable which were sold to Nokia in the transaction, as well as by any amounts in the disbursement account established pursuant to the loan agreement. The loan was repaid in full as of June 30, 2007.

On July 18, 2005, the Company entered into a financing agreement with Commerce Funding Corporation, (“CFC”), a Wells Fargo company. Under this agreement the Company could elect to transfer certain accounts receivable to CFC in exchange for cash. CFC had the right to determine, in its sole discretion, the amount of cash, if any, it was willing to advance with respect to any specified account receivable, which amount shall not have exceeded 80% of the face amount of the receivable presented. Interest on the advances was at the prime rate as reported in The Wall Street Journal.

As of December 31, 2006, the maximum funding available under this agreement with CFC was $5.0 million. At December 31, 2006 and 2005, the Company had approximately $0.9 million and $3.0 million outstanding under this financing agreement. Advances made to the Company were utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. Total interest expense for the years ending December 31, 2006, 2005 and 2004 was approximately $864,000, $315,000 and $247,000, respectively. Of these amounts, approximately $631,000, $272,000 and $0, for the years ending December 31, 2006, 2005 and 2004, respectively, was attributable to interest and fees arising from the Company’s financing arrangement with CFC. On March 9, 2007, the Company terminated this agreement.

In 2003, Detron Netherlands established a line of credit with NMB-Heller N.V. (“NMB”), collateralized by Detron Netherland’s outstanding receivables. The agreement provides for NMB to advance up to 75% of the receivables balance. There is no maximum on the amount of receivables Detron Netherlands can assign to NMB. Detron Netherlands must repay the advances from NMB within 90 days or upon customer payment, whichever occurs first. Interest on the advance payments will be calculated at a rate equal to NMB’s overdraft base rate plus 2%, subject to a minimum of 5.75% per year. The agreement has an initial term of two years and can be extended. As of December 31, 2004 Detron Netherlands had $0.1 million outstanding under the line of credit at an interest rate of 5.75%. This line of credit was terminated in the first quarter of 2005.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004
	(in thousands)

Current:
Federal	$(1,535)	$(631)	$—
State and local	75	160	215
Foreign	3,324	3,188	936

	1,864	2,717	1,151

Deferred:
Federal	1,148	—	3,216
State and local	—	—	590
Foreign	(1,436)	—	—

	(288)	—	3,806

Total	$1,576	$2,717	$4,957

The 2006, 2005, and 2004 income tax provisions related to operations do not include tax benefits of $0, $0 and $0, respectively, related to exercising stock options which were recorded directly to paid-in capital.

Loss before income taxes includes the following components:

	2006	2005	2004
	(in thousands)

Domestic	$(14,161)	$(15,457)	$(8,312)
Foreign	10,858	6,580	(437)

Total	$(3,303)	$(8,877)	$(8,749)

A reconciliation of the statutory federal income tax provision and the effective income tax provision for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	(in thousands)

Tax provision at statutory federal income tax rate	$(1,156)	$(3,107)	$(3,062)
Effect of:
State and local income taxes, net of federal tax benefit	(507)	(359)	523
Foreign tax and tax credits	(2,285)	300	(853)
Non deductible expenses and permanent items	744	106	905
Federal refund	—	(512)	—
Change in valuation allowance	6,349	2,912	8,206
Expiration of foreign tax credits	—	2,568	—
Release of federal tax reserve	(1,565)	—	—
Other	(4)	809	(762)

Effective income tax provision	$1,576	$2,717	$4,957

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005
	(in thousands)

Deferred tax assets:
Accrued compensation	$392	$665
Accrued expenses	609	625
Foreign tax credit carry-forward	1,749	481
Research tax credit carryover	340	340
Alternative minimum tax credit	276	276
Net operating loss carry-forward	22,618	16,593
Unrealized foreign exchange gain	—	246
Property and equipment	436	—
Other	60	79

Total gross deferred tax assets	26,480	19,305
Less valuation allowance	(24,459)	(17,283)

Deferred tax assets net of valuation allowance	2,021	2,022

Deferred tax liabilities:
Property and equipment	—	(730)
Deferred revenue	(144)	(144)
Unrealized foreign exchange loss	(440)	—

Total gross deferred liabilities	(584)	(874)

Net deferred tax assets	$1,437	$1,148

The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2006 and 2005 as follows (in thousands):

	2006	2005
	(in thousands)

Current liability	(16)	23
Non-current asset	1,453	1,171

	$1,437	$1,148

At December 31, 2006, the Company had foreign tax credit carry-forwards for U.S. tax purposes of $0.5 million, which expire between 2009 and 2010; a research and development credit of $0.3 million; and an alternative minimum tax credit carryover of $0.3 million. The Company had U.S. operating loss carry-forwards of $44.3 million, which expire beginning in 2023. The Company also had $18.7 million of foreign net operating loss carry-forwards, some of which expire beginning in 2007 and some of which can be carried forward indefinitely, subject to certain restrictions. In addition, the Company had foreign tax credit carry-forwards of $1.3 million for foreign tax purposes that do not expire.

The net federal tax benefit of $0.4 million primarily relates to the release of a tax reserve for interest and penalties on certain deductions claimed in connection with the sale of Microcell towers in a previous period. The Company reversed the prior year entry to tax expense because the statute of limitations for these deductions closed in 2006.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes. Foreign income tax also includes withholding tax on projects in countries where the Company does not have a registered presence.

In determining the tax valuation allowances, management considers whether it is likely that some portion of the deferred tax assets will be realized. Based on the Company’s financial results for the year ended December 31, 2006, projected future taxable income and tax planning strategies, the Company increased its valuation allowance on foreign and domestic net operating loss carry-forwards and other deferred tax assets by $7.0 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods when the benefit remains available and in those countries where the assets can be used. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

No provision was made in 2006 for income taxes or foreign withholding taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings. The Company does not believe that repatriating the undistributed earnings of its foreign subsidiaries would have a material tax effect.

Note 13.	Health and Retirement Plans

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1.0% to 6.0% of compensation for the Company’s U.S. employees. After six months of employment the Company makes a matching contribution of 50.0% of an employee’s contribution up to 6.0% of each employee’s compensation. The Company’s contributions and other expenses associated with the plan were approximately $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s subsidiary, LCC UK, has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0% to 5.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. The Company contributes 5.0% of an employee’s base salary and matches the employee’s contribution up to 5.0%. Contributions and other expenses related to this plan were approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LCC UK’s subsidiary, LCC Deployment Services UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 4.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. The Company contributes 8.0% of an employee’s base salary. Contributions and other expenses related to the plan were approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LCC UK’s subsidiary, LCC Italia S.R.L. (“LCC Italia”), has two statutory defined contribution pension plans and one voluntary plan for directors of LCC Italia. The contributions are in accordance with the National Contract Agreement. LCC Italia contributions and related expenses to these plans were approximately $1.1 million, $1.2 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Detron Netherlands has pension plans in accordance with statutory labor agreements. In 2005 and 2004, Detron Netherlands was under the Kleinmetaal labor agreement. This agreement provides that all employees over the age of twenty-five and the employer are obliged to contribute to an old-age scheme and to a pre-pension scheme.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the old-age scheme the employee and the employer must each contribute 8.5% of each employee’s gross salary. Under the pre-pension scheme the employee and the employer must each contribute 4.2% of gross salary. Contributions to these two plans in 2006, 2005 and 2004 were approximately $0.5 million, $0.5 million and $0.5 million, respectively.

The Company’s U.S. group health benefits are self-insured for claims up to $0.1 million, per participant per plan year. The Company carries stop-loss coverage for claims in excess of $0.1 million per participant, per plan year, and also aggregate stop loss for multiple claims in excess of this limit in a plan year.

Characteristics of the Company’s non-U.S health benefits vary by region.

Note 14.	Incentive Plans

Description of Share-based Compensation Plans:

At December 31, 2006, the Company has one active employee share-based compensation plan, the Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), and one inactive share-based compensation plan, the Directors Stock Option Plan (the “Directors Plan”), which are described below. In addition, the Company had established an Employee Stock Purchase Plan (“ESPP”) which was terminated effective December 31, 2005, and is also described below.

Equity Incentive Plans:

Equity Incentive Plan — The Company’s Equity Incentive Plan provides for awards of both incentive stock options and non-qualified stock options, as well as the grant of cash bonuses, restricted shares of stock, stock appreciation rights, restricted stock, stock units and dividend equivalent rights to the Company’s employees or employees of any of the Company’s subsidiaries and directors of the Company. As of December 31, 2006, the Equity Incentive Plan had available for issuance approximately 0.9 million shares of common stock. Stock options are granted with an exercise price equal to the market value on the date prior to the grant (or 110% of the market value in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock) and generally expire ten years from the grant date (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Options may be exercised at any time after grant, except as otherwise provided in the particular option agreement. There is also a $100,000 limit on the value of common stock (determined at the time of grant) covered by incentive stock options that first became exercisable by an optionee in any year and a 500,000 share limit as to the maximum number of shares of common stock that can be awarded to an individual per calendar year pursuant to an option. Unless otherwise provided in the option agreement, options vest in full immediately prior to a change in control.

Directors Plan — The Directors Plan provided for the grant to directors of options to purchase shares of class A common stock. The Directors Plan also provided for annual grants of options to purchase up to 250,000 shares of class B common stock to directors who were eligible to hold such shares. However, pursuant to the terms of the Directors Plan, the final annual grant of such options occurred in 2000. Options granted to directors eligible to hold class B common stock expire no later than the fifth anniversary of the date of grant and options granted to directors who are not eligible to hold class B common stock expire no later than the tenth anniversary of the date of grant. The Company’s directors are also entitled to receive option grants under the Equity Incentive Plan in an amount determined at the discretion of the board of directors.

Employee Stock Purchase Plan — The Company established the ESPP in 1997 which authorized the issuance of up to 860,000 shares of class A common stock. The ESPP permitted eligible employees to purchase shares of class A common stock at a 15% discount to fair market value as determined by the plan. Rights to purchase shares were deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company’s Board of Directors. The purchase price for each

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share was not less than 85% of the fair market value of the share of class A common stock on the first or last trading day of such period, whichever is lower. In April 2005, the Company’s Board of Directors voted to terminate the ESPP effective December 31, 2005. Under the ESPP, during the years ended December 31, 2005 and 2004, the Company issued 42,424 and 28,606 shares, respectively. During the years ended December 31, 2005 and 2004, compensation cost of approximately $23,000 and $21,000, respectively, would have been recognized under SFAS No. 123 for the fair value of the employees’ purchase rights, and is included in the pro forma net loss calculation. See Proforma Information for Periods Prior to the Adoption of SFAS No. 123(R) below.

The Dean J. Douglas Employment Inducement Plan — The Dean J. Douglas Employment Inducement Plan established in 2006 provided for the grant of stock options to Dean J. Douglas to induce him to accept employment with the Company as President and Chief Executive Officer.

Impact of the Adoption of SFAS No. 123(R):

The Company adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Under this application, the Company recorded compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested at January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.

The Company has recognized compensation expense for all awards granted, with the exception of market based awards, based on the estimated grant date fair value method using the Black-Scholes option pricing model. For market based awards, compensation expense was estimated under a lattice model using a Monte Carlo Simulation. The determination of the fair value of share-based payment awards on the date of grant using these models are affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, therefore share-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense. Estimated forfeitures should be adjusted over the requisite service period in the event that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which has an impact on the amount of unamortized compensation expense to be recognized in future periods. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

Prior to adopting SFAS No. 123(R) tax benefits, if any, resulting from the exercise of stock options were included in operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules. There are no tax benefits, excess or otherwise for the year ended December 31, 2006, and therefore there is no impact on the accompanying Condensed Consolidated Statements of Cash Flows.

The adoption of SFAS No. 123(R) increased the losses from continuing and discontinued operations before income taxes for the year ended December 31, 2006 by $719,512 and $6,329, respectively, and increased the net loss for the year ended December 31, 2006 by $725,841. The adoption of this standard had no impact on the

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes due to the valuation allowance for U.S. deferred tax assets due to the history of operating losses of our U.S. operations. As a result of the adoption of SFAS No. 123(R), basic and diluted loss per share from continuing operations was increased by $0.03 per share for the year ended December 31, 2006. There was no change in loss per share from discontinued operations.

The amount of cash received from the exercise of share-based awards granted during the year ended December 31, 2006, 2005 and 2004 was $0.6 million, $0.6 million and $1.2 million, respectively.

The Company has recognized compensation expense for continuing operations for all options and restricted stock units for the year ended December 31, 2006 as follows:

			Non-
			Reportable
	Americas	EMEA	Segments	Total
	(in thousands)

Cost of Revenues	$33	$12	$—	$45
Sales and Marketing	13	14	—	27
General and Administrative	18	76	124	218

Q1 2006	64	102	124	290
Cost of Revenues	27	25	—	52
Sales and Marketing	23	28	9	60
General and Administrative	66	90	269	425

Q2 2006	116	143	278	537
Cost of Revenues	30	28	—	58
Sales and Marketing	7	30	17	54
General and Administrative	(44)	98	306	360

Q3 2006	(7)	156	323	472
Cost of Revenues	—	13	—	13
Sales and Marketing	9	8	15	32
General and Administrative	(34)	1	8	(25)

Q4 2006	(25)	22	23	20
Cost of Revenues	90	78	—	168
Sales and Marketing	52	80	41	173
General and Administrative	6	265	707	978

Total 2006	$148	$423	$748	$1,319

Valuation Assumptions:

The fair value of stock options granted to employees is estimated on the date of the grant using either the Black-Scholes option pricing model or a lattice model using a Monte Carlo Simulation. The Black-Scholes option pricing model was developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. Both models require considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value of stock option grants. Expected volatility is estimated using the historical volatility of the Company’s common stock over the expected term of the options. If new or different information that would be useful in estimating expected volatility becomes available, this may be incorporated into future

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. The risk-free interest rates that are used in the option pricing models are based on the U.S. Treasury security rate with remaining terms similar to the expected terms on the options.

The fair value of share-based awards estimated on the date of the grant using the Black-Scholes option pricing model were calculated using the following weighted-average assumptions:

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.65%	4.25% to 4.40%	4.00% to 4.40%
Expected life	3-7 years	3-7 years	3-7 years
Volatility	75%	40% to 60%	38% to 98%

The fair value of share-based awards estimated on the date of the grant using a lattice model with a Monte Carlo Simulation were calculated using the following weighted-average assumptions:

	2006	2005

Expected dividend yield	0%	0%
Risk-free interest rate	4.3%- 5.3%	4.5%
Expected life	2.0 to 6.0 years	2.5 to 5.5 years
Volatility	55%-75%	78%

Compensation cost attributable to the Company’s ESPP plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	2.6% to 4.0%	0.9% to 2.1%
Expected life	1 month	1 month
Volatility	40% to 100%	38% to 93%

Share-Based Compensation Activity:

Service Based Awards

The following table summarizes share-based award activity for the year ended December 31, 2006:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value
	(in thousands)			(in thousands)

Outstanding at December 31, 2005	2,966	$5.11
Granted	67	$3.45
Exercised	(274)	$2.37
Expired	(81)	$6.29
Forfeited	(951)	$5.31

Outstanding at December 31, 2006	1,727	$5.24	6.2	$955

Exercisable at December 31, 2006	1,448	$5.35	5.6	$872

The total value of the service based stock option awards is expensed ratably over the service period of the employees receiving the awards, generally from three to five years. The service based options generally have a term of ten years. The Company recorded expense of $253,229 related to these options during the year December 31,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The fair value of each service based stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of service based options granted during the years ended December 31, 2006, 2005 and 2004 was $2.18, $1.81, and $2.46, respectively. As of December 31, 2006, total unrecognized compensation cost related to service based stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 0.6 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was approximately $78,000, $129,000, and $256,000, respectively. The total intrinsic value of service based options exercised during the years ended December 31, 2006, 2005, and 2004 was $0.2 million, $0.4 million and $1.3 million, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.05 at December 29, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money service based awards exercisable at December 31, 2006 was 564,231.

Market Based Awards

A summary of market based stock option activity for the year ended December 31, 2006 is as follows:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in thousands)

Outstanding at December 31, 2005	1,000	$2.49
Granted	1,030	$3.48

Outstanding at December 31, 2006	2,030	$2.99	9.0	$2,151

Exercisable at December 31, 2006	—			—

The market based options vest in 25% increments based on the Company’s stock price achieving four specified price levels based on the 20 day average closing price per share. Only one-third of the total grant may vest in any single calendar year. To the extent additional options reach a vesting threshold in the same year, such options shall vest on January 1 of the immediately following calendar year. There were no exercisable market based options as of December 31, 2006. The Company recorded expense of $466,282 on these options during the year ended December 31, 2006. As of December 31, 2006 total unrecognized compensation cost related to these market based stock option awards was approximately $1.4 million. The weighted-average period over which it is expected to be recognized is approximately 2.3 years. The weighted average grant date fair value for market based options granted during the year ended December 31, 2006 and 2005 was $1.94 and $1.50, respectively.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

A summary of restricted stock activity is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
		(in thousands)

Non vested at December 31, 2005	1,068	$3.00
Granted	1,065	$3.74
Vested	(323)	$2.98
Forfeited	(443)	$3.63

Non vested at December 31, 2006	1,367	$3.40

The Company grants restricted stock awards to certain employees, with the total value of the award expensed ratably over the three-year service period of the employees receiving the grants. Share-based compensation expense related to restricted stock awards during the years ended December 31, 2006 and 2005 was $599,871 and $403,952, respectively. There were no restricted stock awards prior to 2005. As of December 31, 2006, the total amount of unrecognized compensation cost related to non vested restricted stock awards was approximately $1.3 million. This is expected to be recognized over a weighted-average period of approximately 2.1 years. The weighted average grant date fair value for restricted stock options granted during the years ended December 31, 2006 and 2005, was $3.74 and $3.05, respectively. The total fair value of restricted stock options vested during the year ended December 31, 2006 was $1.0 million. No awards vested during the year ended December 31, 2005.

The Company’s executive officers are restricted from trading company securities other than within specified trading windows, under the terms of the Company’s Amended and Restated Equity Incentive Plan. As a result, of 323,317 restricted stock awards vesting in 2006, 209,997 were not released as of December 31, 2006. These included 166,666 to the Company’s President and Chief Executive Officer, 16,666 to the Company’s EMEA Executive Vice President, 16,666 to the Company’s Senior Vice President and General Counsel and 9,999 to three other employees. These stock units had a weighted average grant date fair value of $2.65 and a fair value of $0.6 million.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation transactions, using the intrinsic value method as prescribed by APB No. 25 and provided the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148. Employee share-based compensation expense recognized under SFAS No. 123R was not reflected in our consolidated results of operations for the period ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In the pro forma information, forfeitures of awards were recognized as they occurred. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously under SFAS No. 123, as amended by SFAS No. 148, the Company was required to disclose the pro forma effects of using the fair value method on consolidated loss and loss per share. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the Company’s consolidated net loss, basic net loss per share and diluted net loss per share would have been reduced to the pro forma amounts indicated below:

	2005	2004
	(in thousands)

Loss from continuing operations as reported	$(11,594)	$(13,706)
Deduct total stock-based employee compensation expense determined under fair value based method	(1,292)	(2,179)

Pro forma net loss from continuing operations	$(12,886)	$(15,885)

(Loss) income from discontinued operations as reported	$(933)	$7,395
Deduct total stock-based employee compensation expense determined under fair value based method	(39)	(57)

Pro foma net (loss) income from discontinued operations	$(972)	$7,338

Loss from operations as reported	$(12,527)	$(6,311)
Deduct total stock-based employee compensation expense determined under fair value based method	(1,331)	(2,236)

Pro forma net loss	$(13,858)	$(8,547)

Net loss per share as reported:
Continuing: basic and diluted	$(0.47)	$(0.56)

Discontinued: basic and diluted	$(0.04)	$0.30

Net loss per share: basic and diluted	$(0.51)	$(0.26)

Pro forma:
Continuing: basic and diluted	$(0.53)	$(0.65)

Discontinued: basic and diluted	$(0.04)	$0.30

Pro forma net loss per share: basic and diluted	$(0.57)	$(0.35)

Note 15.	Shareholders’ Equity

Common Stock — At December 31, 2006, common shares authorized consisted of 70,000,000 Class A common stock, $0.01 par value (Class A stock) and 20,000,000 Class B common stock, $0.01 par value (Class B stock).

On December 27, 2006 the Company announced that all the shares of the Company’s outstanding Class B common stock (all of which were held by RF Investors, an entity controlled by Company founders and directors Dr. Rajendra and Neera Singh and members of their family) were converted on a one-for-one basis into shares of Company Class A stock. The conversion occurred as to 4,000,000 shares of Class B common stock as a result of the transfer of those shares by RF Investors through a donation to the Foundation on December 22, 2006. According to the Company’s Restated Certificate of Incorporation, although controlled by Dr. Singh and his family, the Foundation is not an eligible holder of Class B common stock; thus, effective immediately upon the transfer, the shares were automatically converted to Class A common stock. The remaining 425,577 outstanding shares of Class B common stock retained by RF Investors were also automatically converted into shares of Class A common

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, effective immediately upon the transfer, as a result of a provision in the Company’s Restated Certificate of Incorporation that requires the shares of outstanding Class B common stock to be converted into shares of Class A common stock at such time as those shares constitute less than 10% of the outstanding common stock.

The Class B common stock was entitled to ten votes per share and the Class A common stock is entitled to one vote per share. Immediately prior to the transfer, the Class B common stock constituted approximately 68% of the outstanding voting power of the common stock. Immediately following the transfer, the shares of Class A common stock held by the Foundation and by RF Investors constituted approximately 15.8% and 1.7%, respectively, of the outstanding voting power of the common stock. The aggregate balance of the voting power of the Class A common stock, approximately 82.5%, is held by the Company’s other stockholders.

Note 16.	Commitments and Contingencies

Leases — The Company leases office facilities and certain equipment under operating leases expiring on various dates over the next twelve years. The lease agreements include renewal options and provisions for rental escalations based on the Consumer Price Index and requires the Company to pay for executory costs such as taxes and insurance. Some of the lease agreements also allow the Company to elect an early out provision by giving notice and paying certain lease termination penalties.

Benefits associated with a rent abatement period and certain lease incentives or office facilities are reflected ratably over the period of the lease. For leases that have been terminated, the applicable portion of the benefit has been offset against the lease termination penalty.

Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental
		Receivables
	Rental	Under
	Payable	Subleases
	(in thousands)

2007	$5,075	$734
2008	1,749	209
2009	1,081	291
2010	793	291
2011	735	291
2012	475	291
Thereafter	899	582

	$10,807	$2,689

Rent expense under operating leases was approximately, $3.4 million, $3.8 million, and $3.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Legal Proceedings  — The Company is a party to various litigation matters and claims that are normal in the course of operations and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

Note 17.	Income (Loss) per Share

Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of FASB Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. The reconciliations of the basic and diluted earnings per share computations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006			2005			2004
			Per Share	Net		Per Share			Per Share
	Net Loss	Shares	Amount	Loss	Shares	Amount	Net Loss	Shares	Amount
	(In thousands, except per share data)

Basic EPS
Net loss available to common shareholders
Continuing operations	$(4,879)		$(0.20)	$(11,594)		$(0.47)	$(13,706)		$(0.56)
Discontinued operations	$(3,151)		$(0.13)	$(933)		$(0.04)	$7,395		$0.30
Total	$(8,030)	24,893	$(0.33)	$(12,527)	24,524	$(0.51)	$(6,311)	24,381	$(0.26)
Effect of Dilutive Securities
Stock option plans		—			—			—

Dilutive EPS
Net loss available to common shareholders and assumed conversions
Continuing operations	$(4,879)		$(0.20)	$(11,594)		$(0.47)	$(13,706)		$(0.56)
Discontinued operations	$(3,151)		$(0.13)	$(933)		$(0.04)	$7,395		$0.30
Total	$(8,030)	24,893	$(0.33)	$(12,527)	24,524	$(0.51)	$(6,311)	24,381	$(0.26)

For the year ended December 31, 2006, 2005 and 2004, weighted average options and restricted stock units of 3.8 million, 4.1 million and 4.8 million shares, respectively, were excluded from the calculation of EPS because they would have reduced the loss per share.

Note 18.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision-making group is the Executive Committee, which comprises the Chief Executive Officer and the Executive Vice President and our Senior Vice Presidents.

The Company’s operating segments are defined geographically by region, the Americas region and EMEA. EMEA provides design and deployment services, operations and maintenance services and technical consulting services. The Americas region provides similar services with the exception of deployment and field operations and maintenance services.

During the first quarter of 2006, certain corporate expenses that had been reported in non-reportable segments were allocated to the Americas and EMEA to conform to the manner in which the Executive Committee now allocates resources and assesses performance. Prior period amounts have been revised for comparative purposes.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand alone operating segment profit

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or loss from operations before income taxes excluding nonrecurring gains and losses, and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. Interdivisional transactions are eliminated on consolidation. Revenues are attributed to geographic areas based on the location of the assignment.

Operating Segments:

	Americas	EMEA	Total
	(in thousands)

2006
Net revenue from external customers	$29,959	$99,944	$129,903
Intersegment revenues	—	—	—

Total revenues	$29,959	$99,944	$129,903

Depreciation and amortization	$430	$1,609	$2,039
Interest income	1	35	36
Interest expense	—	29	29
Income (loss) before taxes	(1,573)	11,651	10,078
Segment assets	14,623	78,668	93,291
Expenditures for property	99	938	1,037
2005
Net revenue from external customers	$36,478	$107,844	$144,322
Intersegment revenues	—	—	—

Total revenues	$36,478	$107,844	$144,322

Depreciation and amortization	$432	$2,016	$2,448
Interest income	—	16	16
Interest expense	1	16	17
Income (loss) before taxes	(4,168)	6,809	2,641
Segment assets	34,640	73,650	108,290
Expenditures for property	873	1,445	2,318
2004
Net revenue from external customers	$35,515	$78,172	$113,687
Intersegment revenues	—	—	—

Total revenues	$35,515	$78,172	$113,687

Depreciation and amortization	$350	$1,818	$2,168
Interest income	—	29	29
Interest expense	—	243	243
Income (loss) before taxes	(1,779)	677	(1,102)
Segment assets	36,370	62,981	99,351
Expenditures for property	817	1,836	2,653

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows :

	2006	2005	2004
	(in thousands)

Revenues:
Revenues for reportable segments	$129,903	$144,322	$113,687
Revenues for non-reportable segments	50	1,320	4,979

Total consolidated revenues	$129,953	$145,642	$118,666
Assets:
Assets for reportable segments	93,291	108,290	99,351
Assets not attributable to reportable segments:
Cash and cash equivalents	1,617	7,245	15,984
Restricted cash	9	37	232
Deferred and prepaid tax assets	1,809	2,365	1,832
Property and equipment	576	154	529
Receivables	578	635	1,946
Prepaids	262	219	230
Investments	0	0	662
Other	281	8	41

Total consolidated assets	$98,423	$118,953	$120,807

	2006	2005	2004
	(in thousands)

Income (loss) before income taxes for reportable segments	$10,078	$2,641	$(1,102)
General corporate expenses	(13,381)	(11,518)	(7,647)

Loss from operations before income taxes	$(3,303)	$(8,877)	$(8,749)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Segment	Unallocated		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total
	(in thousands)

2006
Depreciation and amortization	$2,039	$339	$—	$2,378
Interest income	36	98	—	134
Interest expense	29	835	—	864
Expenditures for property	1,037	463	—	1,500
2005
Depreciation and amortization	2,448	345	—	2,793
Interest income	16	98	—	114
Interest expense	17	298	—	315
Expenditures for property	2,318	28	—	2,346
2004
Depreciation and amortization	2,168	405	—	2,573
Interest income	29	118	—	147
Interest expense	243	4	—	247
Expenditures for property	2,653	186	—	2,839

Information concerning services revenue is as follows (in thousands):

	2006	2005	2004
	(in thousands)

Design	$70,357	$76,676	$54,460
Deployment	50,944	57,915	40,325
Operations and maintenance	5,298	7,144	7,822
Consulting	3,354	3,907	16,059

Total revenues	$129,953	$145,642	$118,666

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning principal geographic areas was as follows (in thousands):

	2006		2005		2004
		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property
	(in thousands)

Americas:
United States of America	$29,808	$881	$36,092	$1,277	$38,744	$1,300
Other	151	—	1,254	67	858	82

Total Americas	29,959	881	37,346	1,344	39,602	1,382

Europe, Middle East and Africa:
United Kingdom	18,286	190	13,331	318	17,157	584
Netherlands	17,228	233	21,206	268	18,892	352
Italy	6,110	604	6,010	968	8,993	617
Algeria	29,065	—	31,105	—	14,293	37
Saudi Arabia	23,271	—	31,218	73	15,662	—
Other	5,984	840	4,973	614	3,175	1,107

Total Europe, Middle East and Africa	99,944	1,867	107,843	2,241	78,172	2,697

Asia-Pacific	50	31	453	57	892	139

Total	$129,953	$2,779	$145,642	$3,642	$118,666	$4,218

Note 19.	Related Party Transactions

As is discussed more fully in Note 15, Shareholders’ Equity, on December 22, 2006, RF Investors transferred all but 425,577 shares of its Class B common stock to the Foundation and upon such transfer the transferred Class B common stock and the remaining shares held by RF Investors converted to Class A common stock. As a result, immediately following the transfer, the shares of Class A common stock held by the Foundation and by RF Investors constituted approximately 15.8% and 1.7%, respectively, of the outstanding voting power of the common stock. The aggregate balance of the voting power of the Class A common stock, approximately 82.5%, was held by the Company’s other stockholders.

Telcom Ventures, L.L.C. (“Telcom Ventures”) is the parent company of RF Investors and is also, an entity controlled by Company founders and directors Dr. Rajendra and Neera Singh and members of their family. Prior to the Company’s initial public offering, both the Company’s employees and the employees of Telcom Ventures were eligible to participate in the Company’s life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, the Company agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of the cash costs and expenses. The Company billed Telcom Ventures approximately $128,000, $74,000 and $77,000 during the years ended December 31, 2006, 2005, and 2004, respectively, for payments made by the Company pursuant to this agreement. The Company received reimbursements from Telcom Ventures of approximately $135,000, $67,000 and $82,000 during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, outstanding amounts associated with payments made by the Company under this agreement were $1,000 and $8,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers during the year ended December 31, 2006 were $66,000. Billed and unbilled receivables of $66,000 were outstanding at December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the Company provided services to Telcom Ventures directly, generating revenues of $33,000, all of which have been collected.

In December 1999, the Company issued approximately 108,000 shares of Class A common stock in exchange for a $1.6 million note receivable from the Company’s then President and Chief Executive Officer. The note was payable on the earlier of December 2004 or the date he was no longer the Company’s President and Chief Executive Officer. Interest accrued at the federal mid-term rate on the date of the note and was payable quarterly. The note, where outstanding, is reflected as a reduction of shareholders’ equity in the accompanying statement of shareholders’ equity. The note was deemed discharged in 2004. On December 10, 2004, the Company entered into an agreement, pursuant to which the Company purchased certain shares that the former President and Chief Executive Officer held in the Company and returned these shares to the Company’s treasury account, where they are available for reissue. The proceeds from the sale of these shares to the Company, of approximately $0.9 million, was used to reduce the indebtedness under the loan agreement, and the Company deemed the balance of the loan, approximately $0.7 million, to have been paid in full. This represented non-cash compensation to the former President and Chief Executive Officer. The Company also paid cash compensation in the form of a bonus of approximately $0.5 million to cover the personal income tax obligations resulting from this agreement. The total of the non-cash compensation of $0.7 million and the cash compensation of $0.5 million is included in operating expenses for the year ended December 31, 2004. As part of this agreement, the former President and Chief Executive Officer surrendered 825,000 vested options to purchase shares of the Company’s Class A common stock; 500,000, 150,000, 150,000 and 25,000 options at $13.56, $12.25, $5.00 and $5.55 per share, respectively.

Note 20.	Quarterly Data (Unaudited)

	2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Revenues	$35,743	$33,997	$31,933	$28,280
Operating income (loss)	(222)	216	872	(5,202)
Income (loss) from continuing operations before income taxes	(448)	381	1,642	(4,878)
Income (loss) from continuing operations	(1,428)	(507)	131	(3,075)
Income (loss) from discontinued operations	(732)	585	(1,701)	(1,303)
Net income (loss)	(2,160)	78	(1,570)	(4,378)
Net income (loss) per share:
Continuing operations — basic and diluted	$(0.06)	$(0.02)	$0.01	$(0.12)

Discontinued operations — basic and diluted	$(0.03)	$0.02	$(0.07)	$(0.05)

Net loss per share — basic and diluted	$(0.09)	$—	$(0.06)	$(0.17)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Revenues	$31,452	$35,282	$39,030	$39,878
Operating loss	(2,393)	(2,909)	(217)	(2,274)
Loss from continuing operations before income taxes	(2,909)	(2,938)	(405)	(2,625)
Loss from continuing operations	(3,790)	(3,734)	(1,454)	(2,616)
Income (loss) from discontinued operations	68	(4,406)	2,680	725
Net income (loss)	(3,722)	(8,140)	1,226	(1,891)
Net income (loss) per share:
Continuing operations — basic and diluted	$(0.15)	$(0.15)	$(0.06)	$(0.11)

Discontinued operations — basic and diluted	$—	$(0.18)	$0.11	$0.03

Net income (loss) per share — basic and diluted	$(0.15)	$(0.33)	$0.05	$(0.08)

Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

As of January 1, 2006, the Company adopted SFAS No. 123(R) which generated non-cash compensation of $0.3 million, $0.5 million, $0.5 million, and less than $0.1 million during the first, second, third and fourth quarter, respectively.

During the second quarter of 2006, the Company recorded a gain of $0.2 million on a favorable settlement of a dispute related to an earn out agreement that we had entered into in conjunction with the acquisition of our Netherlands subsidiary.

During the fourth quarter of 2006, the Company recorded an additional accrual for audit fees of $0.5 million which were a consequence of additional work performed by the Company’s auditors to complete the audit of the Company’s financial statements and the required testing and review of the Company’s internal controls, in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

During the first quarter of 2005, the Company recorded a cumulative loss of $0.1 million on the Company’s deployment contract with a major customer in the southeastern United States. The recognition of the cumulative loss was necessary because it was determined that the fixed-fee contract was in a loss position due to escalating construction costs.

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

During the second quarter of 2005, the Company recorded a net restructuring charge of $0.8 million. Because the Company reoccupied some of the leased office space that had previously been included in the reserve for restructuring, the reserve was reduced by $0.2 million in the quarter and by $0.1 million in the fourth quarter.

During the third quarter of 2005, the Company amended two contracts with a major customer in the north central and southeast regions of the United States. As a result, it was necessary to adjust the inception-to-date gross profit for the two contracts upward to recognize the positive benefits of the contract amendments. This resulted in an increase to earnings of $3.1 million in the third quarter.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2005, the Company had to lower the booking margins for the two above-mentioned contracts in the north central and southeast regions of the United States. This caused earnings to be $0.6 million lower in the fourth quarter than it would have been if the margin adjustments had not been made.

Note 21.	Subsequent Events

In January 2007, Detron Netherlands, entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility, (“Facility A”), and a loan facility, (“Facility B”). The maximum amount which Detron Netherlands may have outstanding under Facility A is $2.0 million such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABN AMRO’s adjustable Euro basis interest rate plus 1.5%. This was 5.75% at December 31, 2006. There were no amounts advanced to the Company under Facility A which has a term of 1.5 years. Under Facility B, ABN AMRO advanced to Detron Netherlands $0.5 million. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable over two years, the first payment is due May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of Detron Netherlands. At December 31, 2006, there were no amounts outstanding under Facility B.

On March 9, 2007, the Company entered into a revolving credit facility (“the new credit facility”) with Bank of America, N.A. (“Bank of America”) and terminated the Company’s existing credit facility with CFC. Under the terms of the new credit facility, the aggregate amount owed to Bank of America by the Company, at any time may not exceed $6.5 million. The term of the new credit facility is through September 15, 2007. LCC may from time to time borrow under this facility, and these loans may be base rate loans, Eurodollar base rate loans or Eurodollar daily floating rate loans. Interest on base rate loans is calculated using a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate as determined by Bank of America. Interest on Eurodollar base rate loans is calculated using a per annum rate equal to the British Bankers’ Association LIBOR rate. Interest on Eurodollar daily floating rate loans is calculated using a rate per annum equal to the quotient obtained by dividing the Eurodollar daily floating base rate, which is the British Bankers’ Association LIBOR rate, by one minus the Eurodollar reserve percentage. The reserve percentage is issued by the Federal Reserve to lenders from time to time.

On March 9, 2007, the Company purchased the equity interests in the Europe, Middle East and Africa business of Wireless Facilities, Inc., a Delaware corporation (“WFI”), for a cash purchase price of $4.0 million.

On March 29, 2007, the Company filed a current report on Form 8-K disclosing that the Company anticipated a delay in filing its annual report on Form 10-K for the year ended December 31, 2006, (the “2006 Form 10-K”) with the U.S. Securities and Exchange Commission, which includes its annual financial statements for 2006. The Company was unable to file the 2006 Form 10-K by the prescribed date due to the need for additional time for the Company’s management to complete its assessment of the effectiveness of its internal controls over financial reporting and for its auditors to complete its required testing and review procedures with respect to such internal controls as of December 31, 2006 in accordance with Section 404 of the Sarbanes Oxley Act (SOX) of 2002 and to complete any other remaining items necessary for filing the Form 10K.

On April 5, 2007, the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, on April 3, 2007, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company attended a hearing before the Panel on May 17, 2007. The Company was granted an extension for continued listing on the NASDAQ Stock Market in a letter dated June 25, 2007 from the Panel. The Company’s continued listing is subject to the Company filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 by August 14, 2007, and filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 by September 24,

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. The Panel noted that the September 24, 2007 date for filing the March 31, 2007 Form 10-Q represents the full extent of the Panel’s authority to grant an exception date for filing the March 31, 2007 Form 10-Q and has advised the Company that should it be unable to meet the deadline for filing such Form 10-Q, the Company’s shares may be delisted from the NASDAQ Global Market unless the NASDAQ Listing Council would call the case for review and stay the delisting.

On April 19, 2007, the Company raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares of the Company at a price of $3.35 per share in a private placement. As part of the transaction the Company is required to file a registration statement covering the common stock within 45 days of the closing. The Company has yet to file such registration statement with the SEC since it cannot do so prior to filing with the SEC its Annual Report on Form 10-K for the year ended December 31, 2007 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. The Company is currently conducting discussions with the investors regarding the amount of liquidated damages payable by the Company and whether the Company may satisfy all or a portion of its obligations to pay such damages by the issuance of shares of its capital stock to such investors in lieu of paying cash.

On April 27, 2007, the Company filed a current report on Form 8-K disclosing that it was unable to file its 2006 Form 10-K by April 30, 2007, as originally expected, due to the need for additional time and effort needed to complete management’s assessment of the effectiveness of its internal controls over financial reporting and needed by the Company’s auditors to complete its audit of the Company’s financial statements and the required testing and review relating to internal controls, in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

On May 8, 2007, the Company filed a current report on Form 8-K disclosing that the client-auditor relationship between the Company and its principal auditor, KPMG LLP, will cease upon completion of the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2006 and the audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006. The Company is in the process of selecting a new audit firm to replace KPMG LLP. The timing for filing the Form 10-Q for the quarter ended March 31, 2007 will depend upon the timing of the selection of the new audit firm and review of the Company’s first quarter results by the new audit firm when selected.

On June 1, 2007 the Company acquired certain assets and liabilities of WFI’s U.S. wireless engineering services business which included customer contracts, tools, other assets and approximately 350 employees. The purchase price for the acquisition is approximately $39.0 million (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.0 million), $17.0 million of which was paid in cash and $22.0 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed below. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transfered to SPCP.

On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of WFI’s U.S. wireless engineering services business, the Company amended and restated its outstanding credit facility with Bank of America. The amended and restated credit agreement (which was amended on November 30, 2007, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default), provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and reborrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 and any balance on November 29, 2009, an increase in the applicable interest rate on borrowings by 1.00% per annum, the amendment of the financial covenants set forth in the agreement and the payment to the bank of a fee of up to $0.6 million in connection with the amendment. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing.

On July 3, 2007, the Company filed a current report on Form 8-K disclosing that as part of its recent WFI acquisitions, effective June 27, 2007, the Company has taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. The headcount reductions were primarily related to redundant non-billable or administrative positions and were substantially completed by June 29, 2007. The facility and other non-headcount related actions took place in the third quarter of 2007. The Company incurred a total charge of approximately $2.3 million, primarily in the second and third quarters of 2007. Approximately $1.1 million of the charge was related to severance and headcount related costs and $1.2 million was related to consolidation of certain facilities and other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the third and fourth quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs expected to be paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in May 2012.

On August 13, 2007, the Company filed a current report on Form 8-K disclosing that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) has decided to review the June 25, 2007 decision of the Panel regarding the Company. The Listing Council has also determined to stay the Panel’s decision to suspend trading in the Company’s securities in the event the Company fails to file its Annual Report on Form 10-K for the year ended December 31, 2006 by August 14, 2007 or fails to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by September 24, 2007. The Company also announced that it will not be in a position to file its 2006 Form 10-K or its Form 10-Q for the quarter ended June 30, 2007 by August 14, 2007 nor will it be in a position to file a Form 8-K/A with respect to its previously announced acquisition of the U.S. wireless engineering services business of Wireless Facilities, Inc. by the due date of August 15, 2007.

On August 20, 2007 the Company filed a current report on Form 8-K disclosing that the Company has received an additional NASDAQ staff determination letter stating that the Company is not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Second Quarter 10-Q”) with NASDAQ. This failure to timely file the Second Quarter 10-Q will be considered by the Listing Council in rendering a determination regarding the Company’s continued listing on NASDAQ. As required by NASDAQ Marketplace Rule 4804(c), the Company will provide the Listing Council with a written explanation of its views with respect to its failure to file the Second Quarter 10-Q and an update regarding certain actions taken by it to enable it to make progress in making its future SEC filings on a timely basis.

On October 11, 2007, the Company filed a current report on Form 8-K disclosing that, LCC UK Limited (“LCC UK”), a subsidiary of the Company, served a twelve-month notice of termination to SEMAB Management Srl (“SEMAB”), a private limited liability company controlled by Mr. Carlo Baravalle, pursuant to the terms of a Consulting Agreement between LCC UK and SEMAB, dated December 23, 2004, (the “SEMAB Consulting Agreement”). Mr. Baravalle provided services to LCC UK and the Company under the terms of the SEMAB Consulting Agreement since December 23, 2004. On December 5, 2007, the Company filed a Current Report on Form 8-K disclosing that on November 29, 2007, the Company had executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle-East.

On November 12, 2007, in connection with the Company’s decision to sell its Brazilian subsidiary, LCCI Brazil, under the terms agreed in the Sale and Purchase Agreement, executed on October 27, 2006, the Company

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received notice from the buyers, that they have decided not to proceed with the acquisition of LCCI Brazil. The Company made the decision to sell or liquidate LCCI Brazil in July 2006, and is working on alternatives including an opportunity to sell the entity to another interested party under similar terms and conditions. As of December 31, 2006, the carrying value of the assets and liabilities held for sale as reported in the consolidated financial statements as of and for the year ended December 31, 2006, approximate fair value.

On November 19, 2007, the Company filed a current report on Form 8-K disclosing that on November 13, 2007, the Company received an additional NASDAQ staff determination letter stating that the Company is not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the “Third Quarter 10-Q”) with NASDAQ. This failure to timely file the Form 10-Q will be considered by the Listing Council in rendering a determination regarding the Company’s continued listing on the NASDAQ Global Market. As required by NASDAQ Marketplace Rule 4804(c), the Company provided the Listing Council with a written explanation of its views with respect to its failure to file the Third Quarter 10-Q and an update regarding certain actions taken by it to enable it to make progress in making its future SEC filings on a timely basis. The timing for filing the Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 will depend upon the timing of the selection of the new audit firm and review of the Company’s results for such quarters by the new audit firm when selected.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The client-auditor relationship between the Company and KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, ceased December 11, 2007, the date of completion of the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2006 and the audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006 (the “2006 Audit and Assessment”).

On April 24, 2007, the Company’s Board of Directors discussed the Audit Committee’s desire to cease using KPMG as the Company’s outside auditor and also discussed the optimal timing to select and retain an alternative audit firm. The Board decided to defer a formal decision until completion of the 2006 Audit and Assessment. On May 2, 2007, the Company received a letter from KPMG to the Chairman of the Audit Committee of the Company indicating that KPMG would no longer serve as the Company’s outside auditors upon completion of the 2006 Audit and Assessment. The Company’s Audit Committee met on May 2, 2007 and approved a resolution to select and retain a new outside auditor. During the Company’s two fiscal years ended December 31, 2006 and the subsequent period through December 11, 2007, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused KPMG to make reference to the subject matter of such disagreements in connection with its report.

During the Company’s two fiscal years ended December 31, 2006 and the subsequent period through December 11, 2007, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for the deficiencies in internal control over the review and accounting for the Company’s fixed-price customer contracts as disclosed in the Company’s amended Annual Report filed on Form 10-K/A for the year ended December 31, 2004. The deficiencies in controls caused the Company to restate its consolidated financial statements for the year ended December 31, 2004. Deficiencies in internal control over the review and accounting for the Company’s fixed-price customer contracts were also disclosed in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005. Material misstatements were identified in revenues and costs in the Company’s preliminary fiscal 2005 consolidated financial statements. Such misstatements were corrected prior to the issuance of the 2005 consolidated financial statements.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the years ended December 31, 2004, 2005 and 2006, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: (i) KPMG’s audit report on the consolidated financial statements of the Company as of and for the years ended December 31, 2004, contained a separate paragraph stating that “As discussed in Note 1, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2004” and (ii) effective January 1, 2006, as described in Note 2 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is its principal executive officer, and its Chief Financial Officer, who is its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting noted in item (b) below.

(b)	Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The Company’s management based the evaluation on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this evaluation, the Company’s management has identified the following two material weaknesses as of December 31, 2006:

•	The Company’s entity-level policies and procedures for monitoring the effectiveness of control activities that relate to individual accounts and classes of transactions were not effective. Specifically, there was not effective planning of the nature, timing or extent of monitoring activities or adequate resources to ensure monitoring is performed on a timely basis by personnel with sufficient expertise. As a result of this material weakness, deficiencies in the design or operation of internal control over financial reporting, including deficiencies that represent more than a remote likelihood of a material misstatement in the Company’s annual or interim financial statements, may not be identified and remediated on a timely basis.

•	The Company’s policies and procedures were not designed in a manner to ensure that all costs (primarily related to Value Added Tax and the impact of changes in foreign currency exchange rates) were included in the accrual of costs related to its operations in Algeria and lacked adequate supervisory review. This material weakness resulted in errors in the accrued liabilities in the Company’s preliminary 2006 financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Because of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

Management excluded Detron Belgium, which was acquired on December 29, 2006, from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. As of and for the year ended December 31, 2006, Detron Belgium represented $4.2 million (including goodwill of $1.6 million) of total assets and $0 of revenue, respectively, in the consolidated financial statements of the Company.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on the Company’s assessment of it’s internal control over financial reporting. This report appears below in Item 9A (b).

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders
LCC International, Inc. and subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in the accompanying Form 10-K, that LCC International, Inc. and subsidiaries (the Company) did not maintain an effective assessment process and effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

•	The Company’s entity-level policies and procedures for monitoring the effectiveness of control activities that relate to individual accounts and classes of transactions were not effective. Specifically, there was not effective planning of the nature, timing or extent of monitoring activities or adequate resources to ensure monitoring is performed on a timely basis by personnel with sufficient expertise. As a result of this material weakness, deficiencies in the design or operation of internal control over financial reporting, including deficiencies that represent more than a remote likelihood of a material misstatement in the Company’s annual or interim financial statements, may not be identified and remediated on a timely basis.

•	The Company’s policies and procedures were not designed in a manner to ensure that all costs (primarily related to Valued Added Tax and the impact of changes in foreign currency exchange rates) were included in the accrual of costs related to its operations in Algeria and lacked adequate supervisory review. This material weakness resulted in errors in the accrued liabilities in the Company’s preliminary 2006 financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

The Company acquired Detron Belgium on December 29, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Detron Belgium’s internal control over financial reporting associated with total assets of $4.2 million (including goodwill of $1.6 million) and revenue of $0 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Detron Belgium.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCC International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated December 11, 2007, which expresses an unqualified opinion on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by COSO.

KPMG LLP

McLean, Virginia
December 11, 2007

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006.

(d)	Remediation Efforts

Since December 31, 2006, the Company’s management has taken action to correct each of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting (Item 9A (b)) as follows:

•	With respect to the material weakness related to the entity-level policies and procedures for monitoring, the Company has added an experienced senior manager responsible for external reporting and has increased and upgraded the quality of its accounting personnel in both its Corporate Controller’s staff and its Americas’ Finance staff. Additionally, certain accounting procedures more closely related to the Americas operations which were formerly performed by the Corporate Controller and the Corporate Accounting personnel have been reassigned to the Company’s Americas Operations Finance Staff. This reassignment has resulted in the Corporate Controller’s staff having more time to focus on preparation of the Company’s financial reporting and monitor control activities.

•	Additionally, the Company’s management has taken action with respect to the planning, development, implementation and execution of its Internal Audit Function in order to ensure more timely testing of the Company’s internal controls by management. This action includes the outsourcing of the Company’s internal audit function to what the Company believes is an appropriately experienced third party whose primary focus is to work with the Company’s management to develop, plan, implement and execute testing of controls and procedures on a basis that will allow the Company’s management to evaluate and assess internal controls timely.

•	With respect to the material weakness associated with the accrual of costs related to its deployment activities in Algeria, the Company’s management has trained operations and financial personnel as to the identification of all of the cost elements that should be included in the accrual of costs related to its deployment activities. Additionally, the Company has required that a senior finance director perform a review of the accruals relating to Algeria before issuance of its quarterly and annual financial statements.

In our Annual Report on Form 10-K for the year ended December 31, 2005, management reported a material weakness related to the lack of an effective review of the performance status of fixed price contracts in certain of our Americas U.S. operations by personnel having sufficient technical expertise in accounting for contracts under the percentage of completion method. As noted in such Annual Report on Form 10-K, the Company’s management took several actions to address such weakness. Additionally, the entire business unit to which such material weakness was limited was sold on June 30, 2006.

Item 9B.	Other information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The entire board of directors currently consists of seven members.

Name	Age	Position	Director Since

Julie A. Dobson	51	Chairperson of the Board of Directors	2003
Dean J. Douglas	50	Director	2005
Melvin L. Keating	60	Director	2007
Richard J. Lombardi	65	Director	2005
Susan Ness	59	Director	2001
Dr. Rajendra Singh	53	Director	1983
Neera Singh	48	Director	1983

Julie A. Dobson has served as the Chairperson of the board of directors since March 2005 and has been a director since July 2003. Ms. Dobson is a member of our audit committee and our compensation committee. Since 2002, Ms. Dobson has served as the Chairperson of TeleBright Corp., a company that develops software and tools for telecom services. From July 1998 until February 2002, Ms. Dobson was Chief Operating Officer of TeleCorp PCS, Inc., a wireless telecommunications provider. Ms. Dobson joined TeleCorp PCS as a start-up and was responsible for all aspects of operations and participated in raising debt and equity financing, until AT&T Wireless purchased the company in February 2002. Ms. Dobson spent 18 years with Bell Atlantic Corporation, a telecommunications company, where she held various positions in several of its domestic and international business units, including serving as President, New York region of Bell Atlantic Mobile (formerly Bell Atlantic Corp and now known as Verizon Wireless), from October 1997 through July 1998, Vice President, Strategic Planning and Business Development, Bell Atlantic Enterprises Corporation from 1996 to 1997, and President and Chief Executive Officer, Bell Atlantic Business Systems, International from 1993 to 1996. Ms. Dobson also serves on the board of directors of PNM Resources, Inc., a holding company of energy and energy-related companies, and Safeguard Scientifics, Inc., a holding company for information technology companies.

Dean J. Douglas has been a director since October 2005. He has been the President and Chief Executive Officer of the Company since October 4, 2005. From 2002 to 2005 Mr. Douglas served as Vice President, Communications and Distribution Sectors, IBM Global Services, a business segment of International Business Machines (“IBM”). In that position, Mr. Douglas was responsible for the outsourcing, out-tasking and business transformation services businesses for the telecommunications industry in the Americas, where his clients included most of the major telecommunications carriers. From 2000 to 2002, Mr. Douglas served as the general manager, Wireless Services of IBM Global Services. Prior to joining IBM in 2000, Mr. Douglas served in various capacities in the Cellular Infrastructure Group and the Land Mobile Products Sector of Motorola, Inc. (“Motorola”), the sector of Motorola that designs, manufactures and sells analog and digital two-way voice and data products and systems, as well as general manager of Motorola’s Invisix joint venture with Cisco Systems, Inc.

Melvin L. Keating has been a director since October 2007 and serves on our audit committee and as Chairperson of our compensation committee. He has been President and Chief Executive Officer of Alliance Semiconductor Corp, a worldwide manufacturer and seller of semiconductors, since October 2005. From April 2004 to September 2005, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx Inc., a healthcare software company. Mr. Keating was employed as a Strategy Consultant for Warburg Pincus Equity Partners, from 1997 to 2004, providing acquisition and investment target analysis and transactional advice while also serving on the board of directors and chairing the audit committee of Price Legacy, a public REIT he created with Warburg’s investment. Mr. Keating also was President and Chief Executive Officer of Sunbelt Management Company, a private, European-owned real estate development firm, from 1995 to 1997. From 1986 to 1995, Mr. Keating was Senior Vice President-Financial Administration of Olympia & York Companies/Reichmann International, responsible for joint ventures, financial reporting and acquisitions. Mr. Keating serves on the board of directors, and is chairman of the audit committee, of Integrated Silicon Solutions, Inc., a fabless semiconductor company that designs and markets integrated circuits for the digital consumer electronics, networking, mobile communications and automotive electronics markets. He is also on the board of directors, and a member of the audit committee, of Kitty Hawk Inc., a holding company of freight services companies.

Richard J. Lombardi has been a director since September 2005 and is the Chairperson of our audit committee and a member of our nominating and corporate governance committee. From 1998 to present, Mr. Lombardi has been a self-employed consultant providing services for various telecommunications entities, such as AT&T and NetCom Solutions. Mr. Lombardi was President of AT&T Government Markets, a company that engages in government contracts for network integration capabilities, professional services and advanced technologies, from 1993 to 1997. In addition to having been President of AT&T Government Markets, Mr. Lombardi was Vice President of AT&T Federal Systems and Vice President of the AT&T Southern Region from 1988 to 1993 and 1985 to 1988, respectively. Mr. Lombardi also served as a director and Chairperson of the audit and operations committee at NetCom Solutions International, Inc., a network services and logistics integration company, from 1998 to 2004. Mr. Lombardi has served on the executive committee of the Computer & Communications Industry Association, a nonprofit membership organization for companies in the computer, Internet, information technology and telecommunications industries, including serving one year as its chairperson, since 1995.

Susan Ness has been a director since June 2001 and is the Chairperson of our nominating and governance committee, a member of our audit committee and a member of our compensation committee. She is President and CEO of GreenStone Media, LLC, a radio content production and syndication company formed in 2005. From 2001 to 2005, Ms. Ness was a business consultant to communication companies. She was Distinguished Visiting Professor of Communication at the Annenberg School for Communication (University of Pennsylvania) and Director of Information and Society of the Annenberg Policy Center for the 2001-2002 academic year. Ms. Ness was a commissioner of the Federal Communications Commission from 1994 until 2001. During her tenure with the Federal Communications Commission, Ms. Ness focused extensively on spectrum matters, both domestically and globally, including serving as the Federal Communications Commission’s senior representative to three world radio communications conferences. Prior to joining the Federal Communications Commission, Ms. Ness was a Vice President of American Security Bank, a full-service bank located in Washington, DC, and was the group head for lending to communications companies. She also was assistant general counsel to the Banking, Currency and Housing Committee of the United States House of Representatives during the mid-1970s. In May 2003, Ms. Ness became a director of Adelphia Communications Corporation, a cable media company which had previously filed for bankruptcy in June 2002.

Dr. Rajendra Singh is a co-founder of our Company and has been a director since our Company’s inception in 1983. Dr. Singh was our President from our formation in 1983 until September 1994, was Chief Executive Officer from January 1994 until January 1995, and was Treasurer from January 1994 until January 1996. Dr. Singh was co-Chairperson of our board of directors from January 1995 until September 1996 and was the Chairperson of our board of directors, interim President and Chief Executive Officer from October 1998 to May 1999. Since leaving his position as an officer with the Company, Mr. Singh has concentrated on managing his investments and other assets. Dr. Singh is also the principal owner of Cherrywood Holdings, Inc. (“Cherrywood”), an investment company in wireless service and technology. From 1994 to present, Dr. Singh has been co-chair of the members committee of Telcom Ventures, L.L.C. (“Telcom Ventures”), an investment firm specializing in wireless service providers and emerging wireless technologies, as well as RF Investors, an investment company in wireless service and technology. In addition, Dr. Singh established, developed and directed APPEX, Inc., a billing services firm sold to Electronic Data Systems in October 1990. Dr. Singh is married to Neera Singh, a director and a former executive officer of our Company.

Neera Singh is a co-founder of our Company and has been a director since our Company’s inception in 1983. Mrs. Singh has decided not to stand for re-election at the 2007 Annual Meeting of stockholders. Mrs. Singh served as our Vice President from our formation in 1983 to October 1991 and Executive Vice President from January 1994 until September 1996. Mrs. Singh also served as our co-Chairperson of our board of directors from January 1995 until September 1996. Since leaving her position as an officer with the Company, Mrs. Singh has concentrated on managing her investments and other assets. From 1994 to present, Mrs. Singh has been co-Chairperson of the members committee of Telcom Ventures and RF Investors, and a principal owner of Cherrywood. Mrs. Singh is married to Dr. Rajendra Singh, a director and former executive officer of our Company.

Corporate Governance and Related Matters

Our board of directors and audit committee have implemented a number of corporate governance measures designed to serve the long-term interests of our stockholders and employees. The corporate governance measures comply with rules adopted by the National Association of Securities Dealers, Inc., or the NASD, and the Securities and Exchange Commission, or the SEC. Our board will continue to evaluate, and improve upon as appropriate, our corporate governance principles and policies. Set forth below are several of the corporate governance initiatives adopted by our board of directors and audit committee to assure that we are governed by the highest standards.

Corporate Standards of Conduct.  Our board of directors and audit committee have adopted the Company’s Corporate Standards of Conduct, or the Policy. The Policy is a code of conduct and ethics applicable to every director, officer and employee of our Company and sets forth our policies and expectations on a number of topics, including conflicts of interest, relationships with others, corporate payments, disclosure policy, compliance with laws, corporate opportunities and the protection and proper use of our assets. We have also established formal procedures for receiving and handling complaints regarding accounting, auditing and internal controls matters. Employees or others can report concerns on an anonymous basis by e-mailing or writing to our general counsel at the addresses provided on our website. Any concerns regarding accounting or auditing matters so reported will be communicated to our audit committee.

Director Independence.  The board of directors has affirmatively determined that a majority of our current directors are “independent” within the meaning of NASD rules. For a director to be “independent” under such rules, (i) the director is not precluded from being deemed “independent” under certain specific NASD provisions; and (ii) the board of directors affirmatively determines that the director has no relationship which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out such director’s responsibilities.

Audit Committee Independence and Financial Expertise.  Rules adopted by the NASD and the SEC in 2003 impose additional independence requirements for all members of the audit committee. Our board of directors has determined that each of the current members of our audit committee meets these additional independence requirements. The SEC also adopted rules requiring issuers to disclose whether it has at least one “audit committee financial expert” and, if so, the name of the expert and whether the expert is “independent” as that term is used in the SEC rules. Our board has determined that Ms. Dobson and Mr. Keating each qualify as our “audit committee financial expert” within the meaning of the SEC rules, and that all of the members of our audit committee are “independent” as that term is used in the SEC rules. The audit committee’s responsibilities are described in a written charter adopted by our board of directors and include the responsibility of selecting our independent accountants, examining and considering matters relating to our financial affairs and reviewing our financial releases, interim annual financial statements, reviewing the scope of the independent annual audit and internal audits and the independent auditors’ letter to management concerning the effectiveness of our internal financial and accounting controls, approving guidelines for the hiring of former employees of the independent auditors, and reviewing the policies regarding expense accounts and perquisites and annually auditing travel and entertainment expenses of senior executives.

Nominating and Corporate Governance Committee.  The nominating and corporate governance committee is charged with identifying individuals qualified to become board members, recommending to the board the director nominees for the next annual meeting of stockholders, recommending to the board desired changes to the size and composition of the board, considering from time to time the board committee structure and makeup and recommending to the board retirement policies and procedures affecting board members. The committee also takes a leadership role with respect to our corporate governance practices. Each member of this committee is “independent” within the meaning of the NASD rules.

The nominating and corporate governance committee charter sets forth certain criteria for the committee to consider in evaluating potential director nominees. The charter provides that the committee, in selecting nominees, should assess the nominee’s qualifications as independent as well as his or her knowledge, perspective, skills, broad business judgment and leadership, relevant industry or regulatory affairs knowledge, business creativity and vision, experience, age and diversity.

Our nominating and corporate governance committee relies primarily on recommendations from management and members of the board to identify director nominee candidates. When appropriate, the committee may retain search firms to assist in identifying suitable candidates. The committee also will consider timely written suggestions from stockholders. Stockholders wishing to suggest a candidate for director nomination for the 2008 annual meeting should mail their suggestions to LCC International, Inc., 7900 Westpark Drive, Suite A-315, McLean, Virginia 22102, Attn: Secretary. Suggestions must be received by our secretary no later than the date designated for receipt of stockholders’ proposals in a prior public disclosure made by us. If there has been no such prior public disclosure, then a stockholder’s notice must be delivered, or mailed and received, not less than 60 days nor more than 90 days prior to the annual meeting; provided, however, that in the event that less than 70 days’ notice of the date of the annual meeting is given to stockholders or prior public disclosure of the date of the meeting is made, notice by the stockholder must be received no later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. Director nominee candidates recommended by our stockholders are evaluated in the same manner in which candidates recommended by other sources are evaluated. In addition, pursuant to our amended and restated bylaws, stockholders eligible to vote at the annual meeting may also make nominations for directors if such nominations are made pursuant to timely notice, as specified above, in writing to our secretary and include certain information concerning the nominating stockholder and each person the stockholder proposes to nominate for election, as detailed in Section 3.4 of our amended and restated bylaws (dated July 23, 1996).

Compensation Committee.  Each member of our compensation committee (referred to in this Form 10-K as the “compensation committee”) is “independent” within the meaning of the NASD rules. The compensation committee has overall responsibility for approving and evaluating our compensation plans, policies and programs, including administering our stock incentive plans. The compensation committee considers and makes recommendations to our board of directors with respect to programs for human resource development and management organization and succession, approves changes in senior executive compensation and considers and makes recommendations to our board of directors with respect to general compensation matters and policies. There is no charter for this committee. For additional information about this committee, see the “Compensation Discussion and Analysis” below.

Communicating with the Board of Directors.  The board welcomes communications from stockholders and has adopted a procedure for receiving and addressing stockholder communications. Stockholders may send written communications to the entire board by addressing such communications to LCC International, Inc., 7900 Westpark Drive, Suite A-315, McLean, Virginia 22102, Attn: Secretary. Our corporate secretary will provide all such correspondence to the entire board of directors.

Availability of the Policy and Committee Charters.  The written charters governing the audit committee, the nominating and corporate governance committee and the compensation committee, as well as the Policy, are posted on the corporate governance page of our website at http://www.lcc.com. You may also obtain a copy of any of these documents without charge by writing to: LCC International, Inc., 7900 Westpark Drive, McLean, Virginia 22102, Attn: Secretary.

Board Meetings and Committee Meetings

During the year ended December 31, 2006, our board of directors held 14 meetings, and it took action by unanimous written consent on two occasions. No director attended fewer than 75% of the total number of meetings of our board of directors or any committee of our board of directors on which he or she served during the period on which he or she served. Four members of the board of directors attended our 2006 annual meeting of stockholders. We encourage, but do not require, members of our board of directors to attend the annual meeting of stockholders.

Our nominating and corporate governance committee is currently comprised of Mr. Lombardi and Ms. Ness. Ms. Ness is chairperson of our nominating and corporate governance committee. During fiscal year 2006, our nominating and corporate governance committee was comprised of the same members and Mr. Mark Ein, who resigned as a director effective October 19, 2007. Our nominating and corporate governance committee met one time during the year ended December 31, 2006.

Our compensation committee currently is comprised of Ms. Dobson, Mr. Keating and Ms. Ness. Mr. Keating is chairperson of our compensation committee. During fiscal year 2006, our compensation committee was comprised of Ms. Dobson, Mr. Ein and Ms. Ness. Our compensation committee met four times and it took action by unanimous written consent on four other occasions during the year ended December 31, 2006.

Our audit committee currently is comprised of Ms. Dobson, Mr. Keating, Mr. Lombardi and Ms. Ness. Mr. Lombardi is serving as chairperson of our audit committee. During fiscal year 2006, our audit committee was comprised of the same members with the exception of Mr. Keating. The audit committee held 12 meetings during the year ended December 31, 2006.

MANAGEMENT

Our executive officers, and their respective ages as of November 7, 2007, are as follows:

Name	Age	Position

Dean J. Douglas	50	President and Chief Executive Officer
Louis Salamone, Jr.	60	Executive Vice President, Chief Financial Officer and Treasurer
Carlo Baravalle	46	Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific
Peter A. Deliso	46	Senior Vice President New Ventures, General Counsel and Secretary
Kenneth M. Young	43	Senior Vice President, Chief Marketing Officer and President of Americas

Dean J. Douglas has served as the President and Chief Executive Officer of the Company since October 4, 2005. From 2002 to October, 2005 Mr. Douglas served as Vice President, Communications and Distribution Sectors, IBM Global Services, a business segment of IBM. In that position, Mr. Douglas was responsible for the outsourcing, out-tasking and business transformation services businesses for the telecommunications industry in the Americas, where his clients included most of the major telecommunications carriers. From 2000 to 2002, Mr. Douglas served as the General Manager, Wireless Services of IBM Global Services. Prior to joining IBM in 2000, Mr. Douglas served in various capacities in the Cellular Infrastructure Group and the Land Mobile Products Sector of Motorola, as well as General Manager of Motorola’s Invisix joint venture with Cisco Systems, Inc.

Louis Salamone, Jr. has served as Senior Vice President, Chief Financial Officer and Treasurer since May 15, 2006. He was promoted by the board of directors to Executive Vice President, Chief Financial Officer and Treasurer effective January 1, 2007. Mr. Salamone served as Senior Vice President and Chief Financial Officer of Global eXchange Services, a provider of business-to-business integration, synchronization and collaboration solutions from December 2004 until May 2006. Prior thereto, Mr. Salamone served as Senior Vice President and Chief Financial Officer of US internetworking (“USi”), a leading Application Service Provider (“ASP”), from May 2002 to November 2004. He joined USi following the merger of Interpath Communications, Inc. (“Interpath”), another leading ASP, and USi, both of which were controlled by Bain Capital, as part of USi’s emergence from bankruptcy in May of 2002. Mr. Salamone served as Executive Vice President and Chief Financial Officer of Interpath from November of 2000 until its merger with USi in May 2002. Prior to joining Interpath, Mr. Salamone was Executive Vice President and Chief Financial Officer and a member of the board of directors from March 1996 to June 2000 of Applied Graphics Technologies, Inc., a multinational leader in providing a broad range of graphics and media related services to the advertising and entertainment industries as well as directly to advertisers and media companies. From 1993 to 1996, Mr. Salamone served as Senior Vice President and Chief Financial Officer of Nextel Communications, Inc., a leading provider of wireless communications services. Mr. Salamone began his career with Deloitte + Touche (“Deloitte”) in 1968 where he was a partner. While with Deloitte he served in various leadership capacities, including Partner in Charge of the New York Metro Region middle market practice and was a leader in the firm’s High Technology practice.

Carlo Baravalle served as Executive Vice President of the Europe, Middle-East, Africa and Asia-Pacific regions on a full-time independent contractor basis beginning December 2006 until November 29, 2007, and a Senior Vice President since December 2004. From May 2001 until December 2004, Mr. Baravalle served as our Senior Vice President, Europe, Middle-East, Africa and Asia-Pacific. From January 2000 to May 2001, Mr. Baravalle was Managing Director, international development and operations, of MoneyExtra PLC. MoneyExtra PLC became Exchange FS Group PLC, a company that develops, distributes, and supports electronic trading in the insurance industry and consumer and financial services on the internet, and was responsible for the development and management of its international operations. From 1998 to 2000, Mr. Baravalle was Vice President, Product Marketing, GSM-UMTS, the wireless division for Lucent Technologies and which respectively stand for the Global System for Mobile Communications and Universal Mobile Telecommunications System business, where he was responsible for all strategy, business planning, marketing, sales support and partnership activities worldwide for the GSM, GPRS and UMTS product lines. From 1996 to 1998, Mr. Baravalle was Director of Corporate Finance for Warburg Dillon Reed’s telecom sector. Warburg Dillon Reed is now known as UBS Warburg, a financial firm involved in the wealth management Business, global investment banking and securities. From 1993 to 1996, Mr. Baravalle was Business Development Director for British Telecom (“BT”), where he was responsible for implementing BT’s global strategy through external growth. Mr. Baravalle has also held positions in strategic consulting and finance.

Peter A. Deliso has served as our Senior Vice President, New Ventures, General Counsel & Secretary since October 2005, as our Interim Chief Executive Officer from March 2005 to October 2005, and as our Vice President Corporate Affairs, General Counsel and Secretary since June 1994. During this time, Mr. Deliso has served as a principal member of the Company’s senior executive staff, assuming various legal, operational and corporate development roles with the Company. From late 1989 until January 1994, Mr. Deliso served as corporate counsel for Mobile Telecommunications Technologies Corp. (“Mtel”) and its various domestic and international subsidiaries. Prior to his employment with Mtel, Mr. Deliso was with the law firm of Garvey, Schubert & Barer specializing in international, corporate and securities law.

Kenneth M. Young has served as Senior Vice President and Chief Marketing Officer and President of Americas since July 2007 and as Senior Vice President Chief Marketing Officer from May 2006 to July 2007. From May 2004 to May 2006, Mr. Young served as Chief Operating Officer for Liberty Media’s Connectid mobile content subsidiary as well as Senior Vice President and Chief Marketing Officer of Liberty Media’s TruePosition location based services organization. Before joining Liberty Media, Mr. Young spent over 16 years with the now AT&T corporation and held senior management positions with Cingular Wireless, SBC Wireless, and Southwestern Bell Telephone operations. During his tenure with SBC, Mr. Young led various marketing, sales, business development and P&L operations focused on consumer and enterprise markets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers, directors and persons who own more than 10% of our class A common stock file with the SEC reports about their ownership of our class A common stock. The reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. Except as noted below, based solely on our review of the copies of such reports furnished to us by our directors and officers during and with respect to the year 2006 or upon written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied timely, except that one transaction in a Form 4 for each of Mr. Ein, Ms. Ness, Mr. Lombardi, Ms. Singh, Dr. Singh and Mr. Young, one transaction in a Form 5 for Ms. Dobson, one transaction in each of two Form 4s for Ms. Dobson, and one transaction in each of two Form 5s for each of Mr. Ein, Ms. Ness, Ms. Singh and Dr. Singh were reported late.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information regarding the compensation policies and programs in place for our principal executive officer, the two individuals who served as our principal financial officer in 2006 and the other highest paid executive officers who were serving as executive officers as of December 31, 2006 (collectively, our “NEOs”). It includes, among other things, the overall objectives of our compensation program and each element of compensation that we provide.

Compensation Philosophy and Objectives

Our overall compensation philosophy is designed to facilitate the recruitment, retention and motivation of our executive officers and employees and to align their incentives with those of our stockholders. In this regard, our compensation objectives are:

•	To provide a compensation package at a level at which we can successfully recruit talented executives;

•	To reward executive officers in a manner that is directly associated with creating stockholder value;

•	To compensate employees fairly and equitably in return for high-quality delivery of services to our clients;

•	To reward employees for supporting profit growth, disciplined spending, identifying and seizing opportunities to save, and hard work; and

•	To reward employees as stockholders and contributors as Company profitability increases and thereby retain valuable employees.

Our compensation committee is charged with making decisions with respect to the compensation of our NEOs, as well as our other executive officers, and administering our various incentive and benefit plans.

Setting Executive Compensation

In determining each of the components of the compensation paid to our executive officers, including the NEOs, as well as the amount of each component, the compensation committee looks to both objective/market-based metrics, as well as more subjective/internal analyses.

Market Analysis

In setting the total compensation packages for our NEOs, the compensation committee periodically engages independent outside consultants, such as Mercer, the Hay Group and Watson Wyatt, to assist us in determining the reasonableness of executive compensation for our executive officers by providing their insight into current compensation philosophies, current market trends and compensation benchmark data for both public and private companies within the wireless telecommunications industry. For each executive position in our Company, the benchmark data our consultants provide is based upon a range of compensation packages for each comparable position of other companies within the wireless industry.

To supplement and confirm the analysis provided by our consultants, the compensation committee consults the public filings of a smaller group of similar telecommunications companies and those we consider our “peer group.” This smaller group of companies changes from year to year, but has historically included Boston Communications Group Inc., FiberTower Network Services Corp., Wireless Facilities, Inc., Telecommunications Systems Inc. and WPCS International Inc.

Internal Analysis

In addition to the market analysis described above, the compensation committee also reviews the results of operations during the course of the previous year. The compensation committee compares this with our targeted results for the year, and compares these results with the operating results of the peer group. In addition, the compensation committee reviews and approves the proposed compensation levels of each of our executives, including the bonus programs and equity grant programs, to determine whether the compensation packages provided to executives are appropriate given the information garnered above.

Role of Executive Officers in Compensation Discussions

With regard to compensation paid to each NEO other than himself, Mr. Douglas reviews, on at least an annual basis, the amount of each component of compensation paid to each NEO during the previous year. That analysis factors the executive’s individual performance, contribution to the Company and execution of responsibilities. Based on this review, Mr. Douglas makes recommendations to the compensation committee regarding the compensation to be paid to such persons during the following year. While the compensation committee takes Mr. Douglas’ recommendations into consideration, the compensation committee makes the ultimate decision relating to the amounts and form of compensation paid to the NEOs based on the totality of its analysis. Mr. Douglas is present during the compensation committee’s deliberations of the compensation paid to each NEO other than himself. The compensation committee also may meet in executive session to discuss these recommendations. Mr. Douglas is not present for the executive session. The review of Mr. Douglas’ compensation from year-to-year is conducted exclusively by the compensation committee.

Elements of Compensation

For the fiscal year ended December 31, 2006, we paid the following compensation to our NEOs:

•	Base salary;

•	Long-term equity awards;

•	Annual incentive cash compensation; and

•	Post-termination compensation.

The compensation committee considers these elements in the aggregate in determining the total compensation to be paid to our NEOs for a given year.

Base Salary

We provide the NEOs with a base salary that we believe is competitive and compensates them for services rendered during the year. In addition, as discussed below, the annual incentive award granted to each NEO is based on a percentage of the NEO’s base salary.

In setting the base salary of our chief executive officer only, the compensation committee determined that it was in the best interests of the Company and its stockholders to set the base salary at the lower end of salaries of chief executive officers of our peer group and increase the compensation to our chief executive officer in the form of equity awards (options, restricted stock units, etc.). The goal of compensating our chief executive officer in this manner is to tie his compensation to the performance of the Company through equity rights. Under this model, the chief executive officer is incented to focus on areas that result in an increase in price per share of our stock and a better overall return to our stockholders.

Long-Term Equity Participation

Historically, we have granted equity awards, in the form of both performance-based and service-based stock options and service-based restricted stock units, to our NEOs pursuant to our Equity Incentive Plan. In recent years, including in 2006, the compensation committee determined that the majority of the awards made to our NEOs under the Equity Incentive Plan should be in the form of performance-based options so that our NEO’s interests are closely aligned with those of our stockholders. To that end, of the approximately 4,000,000 shares outstanding under our Equity Incentive Plan, approximately 2,000,000 are based on performance criteria. Specifically:

•	Mr. Douglas, our President and Chief Executive Officer, was granted 1,000,000 options which vest in 25% increments if and when the 20-day average closing price per share of our common stock equals or exceeds the following amounts (as adjusted for stock splits and reverse stock splits): $4.00, $5.75, $7.25 and $9.00.

•	Mr. Baravalle, our Executive Vice President, Europe, Middle East, Africa and Asia Pacific, was granted 400,000 options which vest in 25% increments if and when the 20-day average closing price per share of our common stock equals or exceeds the following amounts (as adjusted for stock splits and reverse stock splits): $4.25, $6.00, $7.50 and $9.00.

•	Mr. Salamone, our Executive Vice President, Chief Financial Officer and Treasurer, was granted 400,000 options which vest in 25% increments if and when the 20-day average closing price per share of our common stock equals or exceeds the following amounts (as adjusted for stock splits and reverse stock splits): $4.00, $5.75, $7.25 and $9.00.

•	Mr. Young, our Senior Vice President, Chief Marketing Officer and President of Americas was granted 175,000 options which vest in 25% increments if and when the 20-day average closing price per share of our common stock equals or exceeds the following amounts (as adjusted for stock splits and reverse stock splits): $4.00, $5.75, $7.25 and $9.00.

The amount of equity compensation that is provided to each NEO in a given year is generally determined by reference to the number of shares remaining available for issuance under the Equity Incentive Plan, the trading price of a share of our common stock, the potential trading price of a share of our common stock considering our future business plans and the potential proceeds from equity ownership our NEO’s could realize. In addition, we have begun to grant equity awards to key employees based upon this same methodology, adjusted to reflect the appreciation in share price.

Annual Incentive Cash Compensation

Our NEOs participate in the Executive Bonus Plan. Pursuant to the Executive Bonus Plan, the NEO may receive a cash bonus if performance targets for the applicable year are met. The performance targets are established by the compensation committee at the beginning of each year. For each of our NEOs, other than Mr. Douglas, performance targets for the 2006 fiscal year were based solely on the attainment of EBITDA goals for the region in which the NEO has primary responsibility. For all of our NEOs other than Mr. Baravalle and Mr. Greenwell, EBITDA goals were for the Company’s worldwide operations. For Mr. Baravalle the EBITDA goals were for the Company’s Europe, Middle East, and Africa operations and for Mr. Greenwell, former Senior Vice President, the Americas and Asia Pacific, the EBITDA goals were for the Company’s North America and Asia Pacific operations.

The compensation committee chose EBITDA as the appropriate performance target for the Executive Bonus Plan for 2006 because this measure focuses on the profitability of the relevant segment of the Company as opposed to revenue. For Mr. Douglas, in addition to EBITDA, the compensation committee determined that his annual incentive bonus would be based on growing new areas of our business and divesting the Company’s U.S. network deployment business.

For 2006, the NEOs were eligible to receive target bonuses in a range of 50% to 100% of their base salaries. In the cases of Mr. Douglas and Mr. Salamone, their employment agreements provide that each year their target bonus opportunity will be 100% and 75%, respectively, of their base salary in effect for such year.

The following is a summary of the bonus potential for each of our NEOs for 2006:

Target Bonus as a
Percentage of
Executive	Base Salary

Dean J. Douglas	100%
Louis Salamone, Jr.	75%
Carlo Baravalle	50%
Peter A. Deliso	50%
Kenneth M. Young	50%
James W. Greenwell	50%
Charles R. Waldron	50%

After reviewing the 2006 financial performance of the Company, the compensation committee determined that the EBITDA performance targets were met at the maximum potential EBITDA performance target for Mr. Baravalle. The amount of Mr. Baravalle’s bonus is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Mr. Greenwell, former Senior Vice President, the Americas and Asia Pacific, and Mr. Waldron, former Senior Vice President, Chief Financial Officer and Treasurer, were not employed at the end of 2006. With respect to the other NEOs who were employed by the Company at the end of the year, the compensation committee determined that the EBITDA performance targets were not met. As a result, the committee determined that it was advisable not to grant a bonus under the Executive Bonus Plan. The committee recognized, however, the contributions and efforts of the other NEOs during 2006, including the successful divestiture of the Company’s deployment business and progress made in realizing the Company’s strategic goals and, in light of these efforts, the committee decided to exercise its discretion to grant these NEOs a discretionary bonus in the amounts set forth in the “Bonus” column of the Summary Compensation Table.

The committee gave each NEO who earned a bonus the option to receive his bonus in cash or in fully vested stock units. In either case, the bonuses will be paid on the first day that the next trading window for executive officers opens under the Company’s insider trading policy. Each of Messrs. Douglas, Salamone, Deliso and Young elected to receive 100% of his bonus in fully vested stock units and Mr. Baravalle elected to receive his bonus in cash. The number of stock units each NEO who has elected to receive stock units will receive will be equal to the NEO’s bonus amount divided by the fair market value of a share of our common stock on the first day that the next trading window for executive officers opens under the Company’s insider trading policy, provided that the price used would be no less than $4.27 per share, which was the closing price on the trading day immediately prior to the date of the meeting at which the committee approved the bonus award.

Equity Grant Practices

Historically, the compensation committee has made broad-based, annual grants of equity awards to our employees. Typically, this was done on the first regularly scheduled compensation committee meeting of each year, which is generally in February. The exercise price of these options is the closing market price of our common stock on the date prior to the date of grant, and the date of grant is the date of compensation committee approval of the award.

Recently, the compensation committee has transitioned to a practice of granting equity awards primarily to our executive officers and other senior employees of the Company. These grants are generally made throughout the year in connection with new hires or otherwise in the discretion of the compensation committee. The compensation committee generally meets as necessary to make these awards and the exercise price for any options granted will be the closing market price of our common stock on the date prior to such grant date.

Pursuant to a resolution of the compensation committee adopted in 2000, the chief executive officer was authorized to make grants through the end of 2006 to newly hired employees below the level of vice president for options and restricted stock units in an amount according to a sliding scale dependent upon the level of the newly hired employee. This authorization is no longer in effect.

We do not have a program, plan or practice of timing equity grants in coordination with the release of material non-public information.

Post-Termination Compensation

We have entered into agreements with certain of our NEOs providing for payments and other benefits if the NEO’s employment terminates due to certain circumstances, such as being terminated without “cause,” leaving employment for “good reason” or upon a change in control.

The severance arrangements for Messrs. Douglas and Salamone are set forth in their employment agreements with the Company. The compensation committee believes these severance arrangements are an important part of overall compensation for Messrs. Douglas and Salamone as they provide reasonable protection of their expectations in joining the Company, specifically with respect to their equity incentive grants. The severance arrangements for Mr. Deliso are set forth in the Company’s Change in Control Severance Plan. The severance arrangements for Mr. Baravalle are set forth in the Settlement Agreement described under the heading “Actions Taken After Fiscal Year-End — Termination of Baravalle Consulting Agreement.”

Additional information regarding these post-termination agreements, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on December 31, 2006, is found under the heading “Potential Payments upon Termination or Change of Control”.

The compensation committee also believes that these arrangements are important as a recruitment and retention device as all or nearly all of the companies with which the Company competes for talented executives have similar agreements in place for their NEOs.

Compensation Deductibility Policy

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, no deduction is allowed for annual compensation in excess of $1,000,000 paid by a publicly-traded company to its chief executive officer and, pursuant to recent IRS interpretations, the three other most highly compensated officers. Under those provisions, however, there is no limitation on the deductibility of “qualified performance-based compensation.” In general, our policy has been, and will continue to be, to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery and compensation to our executive officers.

Actions Taken After Fiscal Year-End

Termination of Baravalle Consulting Agreement

Pursuant to a Consulting Agreement between LCC UK Limited, a subsidiary of the Company (“LCC UK”), and SEMAB Management Srl, a private limited liability company controlled by Mr. Baravalle (“SEMAB”), dated as of December 23, 2004 (the “SEMAB Consulting Agreement”), Mr. Baravalle served as the Company’s Executive Vice President, Europe, Middle East, Africa and Asia Pacific. As previously disclosed on Form 8-K filed by the Company on October 11, 2007, LCC UK served a twelve-month notice of termination to SEMAB, pursuant to the terms of the SEMAB Consulting Agreement on October 5, 2007. Mr. Baravalle has provided services to LCC UK and the Company under the terms of the SEMAB Consulting Agreement since December 23, 2004.

On November 29, 2007, LCC UK and SEMAB executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle-East. Pursuant to the Settlement Agreement, Mr. Baravalle will be paid his regular monthly fees through April 5, 2008, at which point he will receive a lump sum payment of Euro 228,000. He will also be eligible to receive bonus compensation as described in the Settlement Agreement.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to be filed with the Securities and Exchange Commission.

THE COMPENSATION COMMITTEE

Julie A. Dobson
Susan Ness

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each of our NEOs is eligible to receive severance payments and other benefits in the event of termination of employment or a change of control of the Company. The payments for Messrs. Douglas and Salamone are set forth in their employment agreements while the payments for certain of our other NEOs are set forth in our Change in Control Severance Plan, adopted in June 2005. In addition, certain awards granted under our Equity Incentive Plan are affected by a change in control of the Company.

Employment Agreements with Mr. Douglas and Mr. Salamone

Severance Payments

We entered into employment agreements with Mr. Douglas on October 4, 2005 and Mr. Salamone on April 21, 2006. These agreements provide for severance and change in control payments as follows:

•	Death or Disability. If the executive’s employment is terminated by reason of his death or disability, he will be entitled to receive any earned and unpaid salary, earned and unpaid benefits (such as accrued but unused vacation), and prior years’ bonuses earned but not yet paid;

•	Non-Renewal. If the executive’s employment is terminated due to his election not to renew the employment agreement or by our election not to renew the agreement at any time after his 66th birthday, the executive will be entitled to earned and unpaid salary, earned and unpaid benefits, prior years’ bonuses earned but not yet paid, and any earned bonus for his final year of employment;

•	Cause, Without Good Reason. If the executive’s employment is terminated by us for “cause,” or by the executive without “good reason,” the executive is entitled to receive any earned and unpaid salary and benefits, but not any bonuses.

•	as used in the employment agreements, “cause” means (i) the executive’s committing a felony or act of fraud or neglect; (ii) the continuing failure of the executive to perform his duties; (iii) any material violation of a published Company policy; (iv) any material violation of the non-competition, non-solicitation, non-disclosure and assignment of inventions covenants contained in the employment agreement; or (v) the executive’s material breach of his employment agreement.

•	as used in the employment agreements, “good reason” means (i) a material reduction of the executive’s authority, duties and responsibilities; (ii) a reduction in the executive’s annual salary, except in connection with a reduction in compensation generally applicable to senior management, provided that for Mr. Salamone, such a reduction may not exceed 15% of his base salary as established on April 21, 2006; (iii) the Company’s material and willful breach of the employment agreement; and (iv) in the case of Mr. Douglas, (A) a requirement that his work location be moved more than 50 miles from McLean, Virginia, or (B) the failure of the Company to obtain the assumption of Mr. Douglas’ employment agreement by its successor.

•	Without Cause, For Good Reason. If the executive’s employment is terminated by us without cause, or by the executive for good reason, or as a result of the Company’s election not to renew the executive’s employment agreement at any time prior to his 66th birthday, the executive is entitled to receive:

•	any earned and unpaid salary and benefits;

•	prior years’ bonuses earned but not yet paid; and

•	a severance payment equal to, in the case of Mr. Douglas, 1.5 times, and in the case of Mr. Salamone, one time, the sum of his annual salary in effect on the day of termination and his target bonus for the calendar year in which the termination of his employment occurs or, if no target bonus for the year of termination has been set on or prior to the termination of his employment, the target bonus for the prior year.

•	Without Cause or For Good Reason in Change in Control Period. If the executive’s employment is terminated by us without cause, or by the executive for good reason or as a result of the Company’s election not to renew the executive’s employment agreement at any time prior to his 66th birthday, in the case of

Mr. Douglas within 3 months prior to or 18 months following a change in control of the Company, and in the case of Mr. Salamone, within 365 days following a change in control of the Company, each executive will receive:

•	the severance benefits described above (in the event of a termination without cause or a termination for good reason), except that the severance payment for Mr. Douglas will equal 2 times the sum of his annual salary and target bonus and the severance payment for Mr. Salamone will equal 1.5 times his annual salary and target bonus;

•	an amount equal to any excise taxes charged to them as a result of his receipt of change in control payments; and

•	in the case of Mr. Douglas only, if he elects COBRA health care continuation coverage, for 12 months following termination of his employment he will be entitled to the difference between his share of pre-termination group health plan costs and the cost of COBRA coverage.

The payments described above would be made in a lump sum within 30 days of the date of termination, unless a delay is required in order to avoid an excise tax pursuant to Section 409A of the Internal Revenue Code.

Acceleration of Certain Equity Grants

In addition to the above severance arrangements, pursuant to the employment agreements, (i) Mr. Douglas was granted 500,000 restricted stock units and options to purchase 1,000,000 shares of our class A common stock, and (ii) Mr. Salamone was granted 150,000 restricted stock units and options to purchase 400,000 shares of our class A common stock. The executive’s employment agreement provides for accelerated vesting of such equity awards in the following circumstances:

Death or Disability:  If the executive’s employment is terminated by reason of his death or disability, 100% of the outstanding restricted stock units and options vest.

Without Cause, For Good Reason:  If the executive’s employment is terminated by us without cause, or by the executive for good reason, 100% of the outstanding restricted stock units vest.

Without Cause or For Good Reason in Change in Control Period:  If the executive’s employment is terminated by us without cause, or by the executive for good reason, in either case within three months prior to, or 18 months following a change in control of the Company, 100% of the outstanding options vest.

Change in Control within 18 months of Grant Date:  If there is a change in control within 18 months of the grant date, the restricted stock units will vest to the extent of 66 2/3% of the total amount thereof and the options will vest to the extent of 50% of the amount thereof.

Conditions to Receipt of Severance Payments

Pursuant to the employment agreements, Mr. Douglas and Mr. Salamone each agreed that, during the term of the employment agreement and for one year thereafter, he would not engage in any competitive activity with us or solicit any of our employees, customers or vendors. The employment agreements also contain an agreement by the executives to maintain the confidentiality of our confidential information.

Summary of Payments

The following is a summary of the estimated payments Mr. Douglas would have received in connection with a termination of employment. The summary below assumes that (i) Mr. Douglas was terminated on December 31, 2006, (ii) our stock price was equal to $4.05, the closing market price of our stock on December 29, 2006, the last trading day of 2006, and (iii) upon termination of employment he had been fully paid all earned salary and prior years’ bonuses.

	Bonus for				Acceleration of	Tax
	Final Year of				Equity Awards	Gross up
	Employment		Severance	Benefits	(Intrinsic Value)	Payments	Total

Death or Disability	—		—	—	$2,910,003	—	$2,910,003
Non-Renewal of Agreement prior to 66th Birthday	$375,000	(1)	—	—	—	—	$375,000
Termination without Cause or for Good Reason	—		$1,125,000	—	$1,350,003	—	$2,475,003
Termination without Cause or For Good Reason during Change in Control Period	—		$1,500,000	$3,490	$2,910,003	$1,580,662	$5,994,155

(1)	Assumes Mr. Douglas worked until December 31, 2006 and that target EBITDA goals for the year were attained.

The following is a summary of the estimated payments Mr. Salamone would have received in connection with a termination of employment. The summary below assumes that (i) Mr. Salamone was terminated on December 31, 2006, (ii) our stock price was equal to $4.05, the closing market price of our stock on December 29, 2006, the last trading day of 2006, and (iii) upon termination of employment he had been fully paid all earned salary and prior years’ bonuses.

	Bonus for			Acceleration of	Tax
	Final Year of			Equity Awards	Gross up
	Employment	Severance	Benefits	(Intrinsic Value)	Payments	Total

Death or Disability	—	—	—	$727,500	—	$727,500
Non-Renewal of Agreement prior to 66th Birthday	$103,311(1)	—	—	—	—	$103,111
Termination without Cause or for Good Reason	—	$514,666	—	$607,500	—	$1,122,166
Termination without Cause or For Good Reason during Change in Control Period	—	$771,999	—	$727,500	$411,104	$1,910,603

(1)	Assumes Mr. Salamone worked until December 31, 2006 and that target EBITDA goals for the year were attained. Bonus number is pro-rated for the number of days in 2006 that Mr. Salamone was employed by the Company.

LCC International, Inc. Change in Control Severance Plan

On June 15, 2005, we adopted the LCC International, Inc. Change in Control Severance Plan (the “Change in Control Plan”). The plan provides that the compensation committee will designate those employees who will participate in the Change in Control Plan. The compensation committee designated Peter A. Deliso, Carlo Baravalle and James Greenwell as participants in the plan, however, Messrs. Baravalle and Greenwell are no longer eligible to participate in the plan by virtue of their change in status. In the future, the compensation committee may designate additional participants in the Change in Control Plan.

Severance Payments

Pursuant to the Change in Control Plan, if a participant is “involuntarily terminated” within 12 months following a change in control of the Company, he is entitled to receive:

•	accrued but unpaid compensation;

•	a pro-rata bonus for the year of termination determined by multiplying his target bonus for the year of termination by a fraction, the numerator of which is the number of days through the termination date and the denominator of which is 365;

•	payment of both the employer and employee portion of the COBRA premiums for continuation of group health coverage during the 18-month period immediately following termination of employment; and

•	a cash payment equal to 150% of the executive’s annualized base salary at the rate in effect during the last regularly scheduled payroll period immediately preceding either (i) the occurrence of the change in control, or (ii) the executive’s involuntary termination, whichever is greater.

As defined under the plan, an involuntary termination is:

•	an executive’s termination by us without cause;

•	the executive’s resignation following a reduction in annual base pay or target bonus opportunity, a material reduction in benefits or a relocation of his place of employment which is more than 35 miles from his place of employment prior to the change in control, if any of such changes or reductions were made without the executive’s consent; or

•	the executive’s resignation following a change in his position with the Company (or with a successor entity) that is effected without the executive’s written consent and materially reduces his level of responsibility or authority or that materially increases his level of responsibility or authority without an appropriate increase in compensation.

The payments described above would be made in a lump sum within 30 days of the date of termination, unless a delay is required in order to avoid an excise tax pursuant to Section 409A of the Internal Revenue Code.

Each executive must execute a general release of claims to receive a severance payment and is subject to a covenant not to compete with us for the 18-month period immediately following a covered termination of employment. In addition, the Change in Control Plan provides that at the discretion of the compensation committee, we may provide a tax gross-up payment to participants whose payments under the Change in Control Plan are subject to the excise tax under the Internal Revenue Code on excess parachute payments.

The following is a summary of the estimated payments Mr. Deliso and Mr. Baravalle would have received in connection with an involuntary termination of employment. (We have not summarized the payments Mr. Greenwell would have received as he is no longer employed by the Company.) The summary below assumes that (i) the executive was terminated on December 31, 2006, (ii) our stock price was equal to $4.05, the closing market price of our stock on December 29, 2006, the last trading day of 2006, and (iii) upon termination of employment the executive was not entitled to accrued but unpaid compensation. The tax gross up payments include the amounts attributable to the acceleration of equity awards under the Equity Incentive Plans described below.

	Pro-Rata	COBRA
	Bonus	Premiums	Severance	Tax Gross up	Total

Peter A. Deliso	$150,000	$15,791	$450,000	$275,224	$891,015
Carlo Baravalle(1)	$299,569	—	$898,707	—	$1,198,276

(1)	Mr. Baravalle does not reside in the United States and so COBRA and tax gross up payments are inapplicable to him. Mr. Baravalle is paid in Euros. Amounts shown have been converted into U.S. dollars based on an exchange rate of 1.3139 U.S. dollars per Euro.

Awards Granted under the Equity Incentive Plan

Generally, the award agreements covering options and restricted stock units (“RSUs”) granted to our NEOs pursuant to our Equity Incentive Plans provide that unvested options and RSUs vest in full upon a change in control of our Company or our Equity Incentive Plan gives the Company the discretion to accelerate the vesting of such awards. As noted above, the option and RSU agreements that Messrs. Douglas and Salamone entered into in connection with their employment agreements provide for different treatment of their options and RSUs in connection with a change in control. As of December 31, 2006, neither Mr. Douglas nor Mr. Salamone held any options or RSUs other than those granted to them pursuant to their employment agreements.

The following is a summary of the payments our NEOs, other than Mr. Douglas and Mr. Salamone, would receive in connection with the acceleration of their equity awards upon a change in control of the Company.

	Acceleration of	Acceleration of
	Options	RSUs	Total

Carlo Baravalle	$356,701	$438,753	$795,454
Peter A. Deliso	$16,604	$438,753	$455,357
Kenneth M. Young	$129,500	—	$129,500

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006.

					Stock	Option	Non-Equity	All Other
		Salary	Bonus		Awards	Awards	Incentive Plan	Compensation		Total
Name and Principal Position	Year	($)	($)(1)		($)(2)	($)(3)	Compensation(4)	($)(5)		($)

Dean J. Douglas	2006	$375,000	$381,250(6)		$193,426	$216,065	—	$31,986	(7)	$1,197,727
President and Chief Executive Officer
Louis Salamone Jr.(8)	2006	$220,076	$164,063		$61,144	$104,348	—	$28,265	(9)	$577,896
Executive Vice President,
Chief Financial Officer, and Treasurer
Carlo Baravalle(10)	2006	$599,138	—		$61,167	$132,972	$597,825	—		$1,391,102
Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific
Peter A. Deliso	2006	$300,000	$150,000		$61,167	$4,528	—	$6,977		$522,672
Senior Vice President New Ventures, General Counsel and Secretary
Kenneth M. Young(11)	2006	$163,485	$156,249	(12)	—	$37,505	—	$11,460		$368,699
Senior Vice President, Chief Marketing Officer, and President of Americas
James W. Greenwell(13)	2006	$157,443	—		$(17,125)	$173	—	$32,833	(14)	$173,324
Former Senior Vice President, the Americas and Asia-Pacific
Charles R. Waldron(15)	2006	$127,083	—		$(17,125)	—	—	$24,014	(16)	$133,972
Former Senior Vice President, Chief Financial Officer and Treasurer

(1)	Represents discretionary bonuses awarded to certain of the named executive officers as discussed in further detail under “Annual Incentive Cash Compensation”.

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), other than any estimates relating to forfeitures, for awards of RSUs, under the Company’s Equity Incentive Plan for the fiscal year ended December 31, 2006. Assumptions used in the calculations of these amounts are included in Note 14, Incentive Plans, in the consolidated financial statements.

(3)	Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), other than any estimates relating to forfeitures, for awards of stock options under the Company’s Equity Incentive Plan for the fiscal year ended December 31, 2006. Assumptions used in the calculations of these amounts are included in Note 14, Incentive Plans, in the consolidated financial statements.

(4)	Reflects an annual cash incentive award of $374,462 earned by Mr. Baravalle under the 2006 Executive Bonus Plan, which is discussed in further detail under the heading “Annual Incentive Cash Compensation”, and an annual cash incentive award of $223,363 paid to Mr. Baravalle in 2006 for 2005 performance.

(5)	This column includes (i) 401(k) matching contributions under the LCC International, Inc. 401(k) and Profit Sharing Plan as follows: Mr. Douglas — $1,219, Mr. Salamone — $875, Mr. Deliso — $6,300, Mr. Greenwell — $5,532, Mr. Waldron — $4,326; (ii) premiums on term life insurance as follows: Mr. Douglas — $450, Mr. Salamone — $1,238, Mr. Deliso — $450, Mr. Young — $188, Mr. Greenwell — $188, Mr. Waldron — $645; (iii) long term disability premiums as follows: Mr. Douglas — $227, Mr. Deliso — $227, and Mr. Greenwell — $142; and (iv) in the case of Mr. Young, $11,273 in relocation payments.

(6)	In addition to Mr. Douglas’ discretionary bonus, includes the $100,000 second and final installment of a $175,000 signing bonus payable under Mr. Douglas’ October 4, 2005 employment agreement.

(7)	In addition to the amounts set forth in note 5 above, amount includes $30,090 paid to Mr. Douglas for relocation expenses pursuant to the terms of his employment agreement.

(8)	Mr. Salamone was hired as the Company’s Senior Vice President and Chief Financial Officer on April 21, 2006, commenced employment on May 15, 2006 and was promoted to Executive Vice President, Chief Financial Officer and Treasurer on January 1, 2007.

(9)	In addition to the amounts set forth in note 5 above, amount includes a monthly housing allowance of $2,300 paid to Mr. Salamone from May 15, 2006 through the end of December 31, 2006 and travel reimbursements in the amount of $11,200.

(10)	Mr. Baravalle provides services to the Company as a consultant pursuant to a consulting agreement by and between LCC United Kingdom, Ltd. (“LCC UK”) and SEMAB Management Srl., a consulting company owned by Mr. Baravalle and other members of his family. The Company pays Mr. Baravalle a flat consulting fee. Mr. Baravalle does not participate in the Company’s benefit plans other than the Equity Incentive Plan and the Executive Bonus Plan. Mr. Baravalle’s compensation is paid in Euros. The exchange rate used to determine the U.S. dollar equivalent of Mr. Baravalle’s compensation for 2006 was 1.3139 U.S. dollars per Euro. Since November 29, 2007, Mr. Baravalle ceased to serve as Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and assumed the role of Senior Advisor to the Chief Executive Officer.

(11)	Mr. Young was hired as the Company’s Senior Vice President and Chief Marketing Officer on May 15, 2006 and, effective as of July 2007, serves as Senior Vice President, Chief Marketing Officer and President of the Americas.

(12)	In addition to Mr. Young’s discretionary bonus, includes a $75,000 signing bonus paid to Mr. Young upon his commencement of employment on May 15, 2006.

(13)	Mr. Greenwell resigned as the Company’s Senior Vice President, the Americas and Asia-Pacific effective August 11, 2006. The amounts in the “Stock Awards” and “Option Awards” column reflect the amount recognized in accordance with SFAS No. 123(R) for financial statement reporting purposes in connection with the forfeiture of Mr. Greenwell’s options and RSUs upon his resignation.

(14)	In addition to the amounts set forth in Note 5 above, includes $26,971 paid to Mr. Greenwell upon his termination of employment for his accrued but unused vacation.

(15)	Mr. Waldron resigned as the Company’s Senior Vice President, Chief Financial Officer and Treasurer effective June 16, 2006. (From May 15, 2006 to June 16, 2006, Mr. Waldron assisted in transitioning his duties to Mr. Salamone.) The amount in the “Stock Awards” column reflects the amount recognized in accordance with SFAS No. 123(R) for financial statement reporting purposes in connection with the forfeiture of Mr. Greenwell’s RSUs upon his resignation.

(16)	Includes $17,100 paid to Mr. Waldron upon his termination of employment for his accrued but unused vacation and a $1,944 medical insurance subsidy paid to Mr. Waldron in accordance with the terms of our executive services agreement with Tatum Partners.

GRANTS OF PLAN-BASED AWARDS

						Estimated
						Future
						Payments		All Other
						Under		Stock		Equity
						Equity		Awards:		Exercise or		Grant Date
						Incentive		Number of		Base	Closing	Fair Value of
		Estimated Possible Payouts Under				Plan		Shares of		Price of	Market	Stock and
		Non-Equity Incentive Plan Awards(1)				Awards		Stock or		Option	Price on	Option
	Grant	Threshold	Target		Maximum	Target		Units		Awards	Grant	Awards
Name	Date	($)	($)		($)	(#)		(#)		($/Sh)(2)	Date	($)(3)

Dean J. Douglas	—	$93,750	$375,000	(4)	$375,000	—		—		—	—	—
Louis Salamone, Jr.	—	$164,666	$164,666	(5)	$205,833	—		—		—	—	—
	4/21/2006	—	—		—	400,000	(6)	—		$3.75	$3.69	$474,687
	4/21/2006	—	—		—	—		150,000	(7)	—	—	$552,750
Carlo Baravalle(8)	—	$299,569	$299,569		$374,462
	1/3/2006	—	—		—	400,000	(9)	—		$3.26	$3.11	$397,980
Peter A. Deliso	—	$150,000	$150,000		$187,500	—		—		—	—	—
Kenneth M. Young	—	$81,743	$81,743		$102,178	—		—		—	—	—
	5/16/2006	—	—		—	175,000	(10)	—		$3.31	$3.32	$183,308
James W. Greenwell	—	$127,500	$127,500		$159,375	—		—		—	—	—
Charles R. Waldron	—	$137,500	$137,500		$171,875	—
	4/10/06	—	—		—	—		75,000	(11)	—	—	$282,750

(1)	Represents the possible payouts to each of the named executive officers upon grant of the annual incentive award under the 2006 Executive Bonus Plan, subject to the achievement of the pre-established performance goals discussed under “Annual Incentive Cash Compensation”. Actual amounts earned by the named executive officers under the plan are set forth under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(2)	The exercise price of options granted under the Company’s Equity Incentive Plan is the closing price of our common stock on the date preceding the grant date.

(3)	Represents the grant date fair value, computed in accordance with SFAS No. 123(R) of the RSUs and options granted in 2006.

(4)	Pursuant to Mr. Douglas’ employment agreement, his target bonus will be 100% of his annual base salary as in effect for each applicable year.

(5)	Pursuant to Mr. Salamone’s employment agreement, with respect to the 2006 calendar year, he is entitled to an aggregate bonus of up to 75% of his annual salary in the event the Company achieves between 100% and 125% of its overall consolidated EBITDA objectives or 100% of his annual salary in the event the Company achieves 125% or more of its consolidated EBITDA objectives, pro rated based on the number of days he actually served as an executive of the Company during 2006 (229 days).

(6)	Pursuant to Mr. Salamone’s employment agreement, the Company granted Mr. Salamone options to purchase 400,000 shares of the company’s common stock. Mr. Salamone’s option agreement provides that the options will vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the final 25%).

(7)	Pursuant to Mr. Salamone’s employment agreement, the Company granted Mr. Salamone 150,000 restricted stock units, or RSUs, with respect to the Company’s common stock. Mr. Salamone’s restricted stock unit agreement provides that his RSUs will vest in one-third increments on the first, second and third anniversaries of the grant date.

(8)	Mr. Baravalle’s bonus is paid in Euros. The exchange rate used to determine the U.S. dollar equivalent of Mr. Baravalle’s threshold, target and maximum bonus potential for 2006 was 1.3139 U.S. dollars per Euro.

(9)	Mr. Baravalle’s option agreement provides that his options will vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.25 (as to the first 25%), $6.00 (as to the second 25%), $7.50 (as to the third 25%) and $9.00 (as to the final 25%).

(10)	Mr. Young’s option agreement provides that his options will vest as to 25% of the total amount thereof if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the fourth 25%).

(11)	Mr. Waldron forfeited all of these RSUs upon his termination of employment on June 16, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
			Equity						Awards:	Payout
			Incentive						Number of	Value of
			Plan						Unearned	Unearned
			Awards:					Market	Shares,	Shares,
	Number of	Number of	Number of			Number of		Value of	Units or	Units or
	Securities	Securities	Securities			Shares or		Shares or	Other	Other
	Underlying	Underlying	Underlying			Units of		Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Stock		Stock That	That	That
	Options	Options	Unearned	Exercise	Option	That Have		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Not Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)

Dean J. Douglas	—	—	—	—	—	333,334	(2)	$1,350,003	—	—
	—	—	1,000,000(3)	$2.49	10/4/2015	—		—	—	—
Louis Salamone, Jr.	—	—	—	—	—	150,000	(4)	$607,500	—	—
	—	—	400,000(5)	$3.75	4/21/2016	—		—	—	—
Carlo Baravalle	—	—	—	—	—	33,334	(6)	$135,003	—	—
	—	—	—	—	—	75,000	(7)	$303,750	—	—
	100,000	—	—	$5.64	4/24/2011	—		—	—	—
	6,667	—	—	$2.12	6/6/2012	—		—	—	—
	16,667	—	—	$2.38	2/5/2013	—		—	—	—
	20,000	10,000(8)	—	$5.84	3/25/2014	—		—	—	—
	—	—	400,000(9)	$3.26	1/3/2016	—		—	—	—
Peter A. Deliso	—	—	—	—	—	33,334	(10)	$135,003	—	—
	—	—	—	—	—	75,000	(11)	$303,750	—	—
	25,000	—	—	$5.00	2/10/2009	—		—	—	—
	7,500	3,750(12)	—	$5.84	3/25/2014	—		—	—	—
	6,667	—	—	$2.38	2/5/2013	—		—	—	—
	2,834	—	—	$2.12	6/6/2012	—		—	—	—
Kenneth M. Young	—	—	175,000(13)	$3.31	5/16/2016	—		—	—	—
James W. Greenwell	—	—	—	—	—	—		—	—	—
Charles R. Waldron	—	—	—	—	—	—		—	—	—

(1)	Market value calculated by multiplying the closing market price of the Company’s class A common stock on December 29, 2006, or $4.05, by the number of shares or units of stock.

(2)	50% of the unvested RSUs will vest on each of October 4, 2007 and October 4, 2008.

(3)	Mr. Douglas’ options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the final 25%).

(4)	Mr. Salamone’s unvested RSUs will vest in one-third increments on each of April 21, 2007, 2008 and 2009.

(5)	Mr. Salamone’s options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.25 (as to the first 25%), $6.00 (as to the second 25%), $7.50 (as to the third 25%) and $9.00 (as to the final 25%).

(6)	50% of Mr. Baravalle’s unvested RSUs will vest on each of June 15, 2007 and June 15, 2008.

(7)	One-third of Mr. Baravalle’s unvested RSUs will vest on each of April 10, 2007, 2008 and 2009.

(8)	Mr. Baravalle’s 10,000 unvested options will vest on March 25, 2007.

(9)	Mr. Baravalle’s options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.25 (as to the first 25%), $6.00 (as to the second 25%), $7.50 (as to the third 25%) and $9.00 (as to the final 25%).

(10)	50% of Mr. Deliso’s unvested RSUs will vest on each of June 15, 2007 and June 15, 2008.

(11)	One-third of Mr. Deliso’s unvested RSUs will vest on each of April 10, 2007, 2008 and 2009.

(12)	Mr. Deliso’s 3,750 unvested options will vest on March 25, 2007.

(13)	Mr. Young’s options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the fourth 25%).

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Dean J. Douglas	—	—	166,666	$599,998
Louis Salamone, Jr.	—	—	—	—
Carlo Baravalle	—	—	16,666	$63,497
Peter A. Deliso	—	—	16,666	$63,497
Kenneth M. Young	—	—	—	—
James W. Greenwell	8,334	$7,851	16,666	$63,497
Charles R. Waldron	—	—	16,666	$63,497

(1)	Value realized calculated based on the difference between the market price of the Company’s common stock on the date of exercise and the exercise price.

(2)	Value realized calculated by multiplying the number of shares of units by the market price of the Company’s common stock on the vesting date.

DIRECTOR COMPENSATION

Our standard compensation arrangement for our directors during 2006 was:

•	an annual board service fee of $30,000;

•	meeting fees of $1,000 for each meeting of the board of directors attended;

•	$1,000 for each meeting of the audit committee attended, and $500 for each meeting of the compensation committee or nominating and corporate governance committee attended;

•	an annual committee service fee of $2,000 for each committee on which a director serves, with an additional annual fee of $1,000 for any committee which a director chairs; and

•	an annual grant of options to purchase 10,000 shares of our common stock, which typically vest in one-third increments on each of the first three anniversaries of the grant date.

In 2007 we modified the compensation for attendees at committee meetings to $1,000 for each meeting of all committees attended and we increased the annual fee for committee chairpersons to $3,000.

Ms. Dobson, our chairperson of the board of directors receives the fees described, however, her annual board service fee is $50,000 (in lieu of $30,000).

	Fees Earned or		Option
	Paid in Cash		Awards(1)	Total
Name	($)		($)	($)

Julie A. Dobson	$77,500		$23,156	$100,656
Mark D. Ein(2)	$47,500	(3)	$14,615	$62,115
Susan Ness	$56,500		$14,615	$64,588
Dr. Raj Singh(4)	—		$14,615	$14,615
Neera Singh(4)	—		$14,615	$14,615
Richard J. Lombardi	$51,500		$14,615	$66,115
Dean J. Douglas(5)	—		—	—

(1)	Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), other than any estimates relating to forfeitures, for the fiscal year ended December 31, 2006. The full grant date fair value of each option grant made in 2006, computed in accordance with SFAS No. 123(R), is $23,262. Assumptions used in the calculations of these amounts are included in Note 14, Incentive Plans, in the consolidated financial statements. As of December 31, 2006, the number of outstanding options held by each director was as follows: Ms. Dobson — 58,000 (of which 21,332 were exercisable), Mr. Ein — 150,000 (of which 129,999 were exercisable), Mr. Lombardi — 17,100 (of which 2,366 were exercisable), Ms. Ness — 59,400 (of which 39,399 were exercisable), Ms. Singh — 60,000 (of which 39,999 were exercisable), Dr. Singh — 60,000 (of which 39,999 were exercisable).

(2)	As reported in our Current Report on Form 8-K filed on October 25, 2007, Mr. Ein resigned from our board of directors on October 19, 2007. As also reported in such Current Report, on October 24, 2007 Melvin L. Keating was appointed as a member of our board of directors. Mr. Keating’s compensation (which is reported in such Current Report) is the same as that described herein.

(3)	$25,000 of Mr. Ein’s board fees were paid to his company, Leland Investments, Inc.

(4)	We do not provide any of the fees described above to Dr. Singh or Mrs. Singh because of their affiliation with Telcom Ventures. See “Certain Relationships between Mark Ein, Dr. Rajendra Singh and Neera Singh”.

(5)	Mr. Douglas, our President and Chief Executive Officer serves on our board of directors but does not receive any compensation other than otherwise disclosed in the tables above for such service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below provides information, as of December 31, 2006, concerning securities authorized for issuance under our equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders
Equity Incentive Plan(1)(2)	3,256,629	$4.26	923,859
Directors Stock Option Plan (Common Stock)	142,400	$7.79	—
Equity compensation plans not approved by security holders(3)	500,000	$2.49	—

Total	3,899,029	$4.16	923,859

(1)	We have outstanding 1,366,679 unvested restricted stock units of common stock granted in 2006 under the Equity Incentive Plan not included in the above table.

(2)	For a description of our Equity Incentive Plan see Note 14, Incentive Plans, in the consolidated financial statements.

(3)	We have granted Mr. Dean Douglas options to purchase 1,000,000 shares of our common stock, as disclosed in the Outstanding Equity Awards at Fiscal Year-End Table. 500,000 of these were granted pursuant to our Equity Incentive Plan, which has been approved by our stockholders. The remaining 500,000 were granted pursuant to the Dean J. Douglas Employment Inducement plan which was not approved by our stockholders.

Directors Stock Option Plan

Our directors stock option plan provides for the grant of options that are not intended to qualify as “incentive stock options” under Section 422 of the Code to our directors who are not our officers or employees or officers or employees of any of our subsidiaries. The directors stock option plan authorizes the issuance of up to 250,000 shares of common stock pursuant to options granted under our directors stock option plan (subject to anti-dilution adjustments in the event of a stock split, recapitalization or similar transaction). The option exercise price for options granted under our directors stock option plan will be 100% of the fair market value of the shares of common stock on the date of grant of the option. Our directors are entitled to receive options to purchase shares of common stock in an amount determined at the discretion of our board of directors.

Payment for shares purchased under our directors stock option plan may be made either in cash or by exchanging shares of common stock with a fair market value equal to the option exercise price and cash or certified check for any difference. Options may be exercised by directing that certificates for the shares purchased be delivered to a licensed broker as agent for the optionee, provided that the broker tenders to us cash or cash equivalents equal to the option exercise price plus the amount of any taxes that we may be required to withhold in connection with the exercise of the option.

Options granted under our directors stock option plan are not transferable (other than by will or the laws of descent and distribution) and may be exercised only by the optionee during his or her lifetime. If any optionee’s service as a director with the Company terminates by reason of death or permanent and total disability, the optionee’s options, whether or not then exercisable, may be exercised within 180 days after such death or disability (but not later than the date the option would otherwise expire). If the optionee’s service as a director terminates for any reason other than death or disability, options held by such optionee will terminate 60 days after such termination (but not later than the date the option would otherwise expire).

Our board of directors may amend our directors stock option plan with respect to shares of common stock as to which options have not been granted but no more than once in a six-month period other than to comport with changes in applicable United States federal laws. However, our stockholders must approve any amendment that would: (i) change the requirements as to eligibility to receive options; (ii) materially increase the benefits accruing to participants under our directors stock option plan; or (iii) materially increase the number of shares of common stock that may be sold pursuant to options granted under our directors stock option plan (except for adjustments upon changes in capitalization). In addition, amendments will be submitted for stockholder approval to the extent required by the stock market on which our common stock is listed or other applicable laws.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee was at any time during the past fiscal year an officer or employee of either us or any of our subsidiaries. During the past year, none of our executive officers has served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (ii) a director of another entity, one of whose executive officers served on our compensation committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director.

BENEFICIAL OWNERSHIP OF CLASS A COMMON STOCK

The table below sets forth certain information regarding beneficial ownership of our class A common stock (“common stock”) as of November 7, 2007 by (i) each director (and director nominee), (ii) each named executive officer, (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, and (iv) all directors and executive officers as a group. This information is based upon the most recent filing made by such persons with the SEC or information provided to us by such persons. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of our common stock deemed outstanding includes shares the respective person or group has the right to acquire within 60 days after November 7, 2007, including but not limited to any right to acquire such shares through the exercise of an option. For purposes of calculating each person’s or group’s percentage ownership, any shares not outstanding which are subject to such option shall be deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group, but shall not be deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

Name of Executive Officer,		Percentage of
Director or 5% Beneficial Owner(1)	Shares Owned	Shares Owned

Dimensional Fund Advisors, Inc.(2)	1,748,004	5.58%
SACC Partners(3)	2,590,018	8.27%
Riley Investment Partners Master Fund, L.P.(4)	4,058,825	12.96%
Carlo Baravalle(5)	395,737	1.25%
Peter A. Deliso(6)	164,791	*
Julie A. Dobson(7)	47,665	*
Dean J. Douglas(8)	714,770	2.26%
Melvin L. Keating	—	*
Richard J. Lombardi(9)	8,066	*
Susan Ness(10)	52,899	*
Louis Salamone Jr.(11)	250,000	*
Dr. Rajendra Singh(12)	4,565,575	14.53%
Neera Singh(12)	4,565,575	14.53%
Mark A. Slaven(13)	—	*
Charles Waldron(14)	—	*
Kenneth M. Young(15)	43,750	*
All Executive Officers and Directors as a Group (12 persons)	6,243,253	19.39%

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned by such person, except to the extent authority is shared by spouses under applicable law. In addition, unless otherwise noted, the address of each of the beneficial owners identified is c/o LCC International, Inc., 7900 Westpark Drive, Suite A-315, McLean, Virginia 22102.

(2)	Information presented in the table is based upon information contained in a Schedule 13G, filed by the reporting person, on February 8, 2007. All securities reported by Dimensional Fund Advisors are owned by advisory clients of Dimensional Fund Advisors. To the knowledge of Dimensional Fund Advisors, none of such advisory clients owns more than 5% of the class. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Ave., Santa Monica, California 90401.

(3)	Information presented in the table is based upon information contained in a Schedule 13G/A filed on September 25, 2006. The reporting persons in the schedule are SAAC Partners LP, Riley Investment Management LLC, B. Riley & Co., Inc. and Bryant Riley. Because Riley Investment Management LLC has sole investment and voting power over 2,590,018 shares of common stock owned of record by SACC

Partners LP, Riley Investment Management LLC may be deemed to have beneficial ownership of these shares. The address of each of the foregoing reporting persons is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.

(4)	Information presented in the table is based upon information contained in a Schedule 13G/A filed on February 5, 2007 and Form 4 filed on April 24, 2007 and October 18, 2007. Because Riley Investment Management LLC has sole voting and investment power over Riley Investment Partners Master Fund, L.P.’s security holdings and Mr. Riley, in his role as the sole manager of Riley Investment Management LLC, controls its voting and investment decisions, each of Riley Investment Partners Master Fund, L.P., Riley Investment Management LLC, and Mr. Riley may be deemed to have beneficial ownership of the 4,058,825 shares of common stock held by Riley Investment Partners Master Fund, L.P. Riley Investment Management LLC has shared voting and dispositive power over 304,400 shares of common stock owned by its investment advisory client. Although Mr. Riley controls Riley Investment Management LLC’s voting and investment decisions for its investment advisory clients, Mr. Riley disclaims beneficial ownership of these shares. The address of each of the foregoing reporting persons is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.

(5)	Includes 253,334 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our Equity Incentive Plan.

(6)	Includes 45,751 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our Equity Incentive Plan.

(7)	Includes 39,665 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our directors stock option plan.

(8)	Includes 125,000 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our Equity Incentive Plan and 125,000 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our Dean J. Douglas Employment Inducement Plan.

(9)	Includes 8,066 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to options granted under our directors stock option plan.

(10)	Includes 49,399 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to options granted under our directors stock option plan.

(11)	Includes 100,000 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our Equity Incentive Plan.

(12)	Includes: (i) 99,998 shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to options granted to Dr. Singh and Mrs. Singh under our Equity Incentive Plan; (ii) 40,000 shares of common stock held by Dr. Singh and Mrs. Singh; and (iii) 425,577 shares of common stock held by RF Investors; and (iv) 4,000,000 shares of common stock held by the Foundation. The address of Dr. Singh and Neera Singh is 201 North Union Street, Suite 360, Alexandria, Virginia 22314. Mrs. Singh has decided not to stand for re-election at the 2007 Annual Meeting of stockholders.

(13)	Director Nominee

(14)	On April 1, 2006, Mr. Waldron submitted his resignation, effective June 16, 2006, of all his positions with the Company.

(15)	Consists entirely of shares of common stock which may be acquired within 60 days of November 7, 2007 pursuant to stock options granted under our Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The board of directors has affirmatively determined that a majority of our current directors are “independent” within the meaning of NASD rules. For a director to be “independent” under such rules, (i) the director is not precluded from being deemed “independent” under certain specific NASD provisions; and (ii) the board of directors affirmatively determines that the director has no relationship which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out such director’s responsibilities.

Certain Relationships and Related Transactions

The following is a summary of certain relationships and related transactions among us and our associated entities, and among our directors, executive officers and stockholders and our associated entities.

Provision of Services and Products to Telcom Ventures and Parties Related Thereto

RF Investors transferred all but 425,577 shares of its class B common stock to the Foundation on December 22, 2006, and upon such transfer the transferred class B common stock and the remaining shares held by RF Investors converted to common stock. As a result, immediately after such transfer, the shares of common stock held by the Foundation and by RF Investors constituted approximately 15.8% and 1.7%, respectively, of the outstanding voting power of the common stock. The aggregate balance of the voting power of the common stock, approximately 82.5%, is held by the Company’s other stockholders.

Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $128,000, $74,000 and $77,000 during the years ended December 31, 2006, 2005, and 2004, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $135,000, $67,000 and $82,000 during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, outstanding amounts associated with payments made by us under this agreement were $1,000 and $8,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

During the year ended December 31, 2006, we provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers during the year ended December 31, 2006 were approximately $66,000. Billed and unbilled receivables of approximately $66,000 were outstanding at December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated Balance Sheet. During the year ended December 31, 2006, we provided services to Telcom Ventures directly, generating revenues of approximately $18,000 which have been collected.

Registration Rights Agreement

We entered into a registration rights agreement with RF Investors in 1996 prior to our initial public offering. The registration rights agreement grants RF Investors and the Foundation (as transferee of RF Investors) specified rights with respect to the registration of their shares of our common stock under the Securities Act of 1933.

Certain Relationships between Mark Ein, Dr. Rajendra Singh and Neera Singh

Vernon Investors II, LLC, a company owned by Dr. Rajendra Singh, Neera Singh and certain Singh family trusts, invested $1,666,666 in Venturehouse Group, LLC in 1998. Dr. Singh also joined the board of directors of Venturehouse Group at the time of such investment. Mark Ein is the founder of Venturehouse Group and has been its chief executive officer since 1999. In June 2001, Venturehouse Group redeemed Vernon Investors’ entire investment in Venturehouse Group in exchange for a promissory note in the principal amount of $317,000. The promissory note is due in full on June 13, 2011, and interest on the note is due and payable annually on June 12th. Dr. Singh no longer serves on the board of directors of Venturehouse Group. Mr. Ein resigned from our board of directors on October 19, 2007.

Certain Transactions with Carlo Baravalle

On December 23, 2004, LCC UK entered into a Consulting Agreement with SEMAB Management Srl (“SEMAB”) a private limited company controlled by Carlo Baravalle (the “SEMAB Consulting Agreement”).

Under the terms of the SEMAB Consulting Agreement, SEMAB agreed that a consultant, mutually agreeable to SEMAB and LCC UK, would provide services as a senior vice president of the Europe, Middle-East, Africa and Asia-Pacific regions to LCC UK on a full-time independent contractor basis. Concurrently therewith, SEMAB and LCC UK entered into an Appointment Letter Agreement which provided that Mr. Baravalle was appointed by SEMAB and accepted by LCC UK as the consultant. LCC UK agreed to pay SEMAB an annual service fee of €420,000 (less any fees paid to the consultant for service on any board of directors of LCC UK, us or any of our subsidiaries) in addition to a commencement fee of €114,726. LCC UK also agreed to reimburse SEMAB for certain out-of-pocket business expenses in connection with the performance of services by Mr. Baravalle.

The SEMAB Consulting Agreement has an initial term of five years. Notwithstanding the foregoing, the SEMAB Consulting Agreement provides, among other termination rights, that LCC UK may terminate the agreement at any time, for any reason, upon 12 months written notice. On October 5, 2007, LCC UK notified SEMAB that it was exercising its right to terminate the SEMAB Consulting Agreement at the end of a 12-month notice period. Accordingly, the SEMAB Consulting Agreement will terminate on October 4, 2008.

On November 29, 2007, LCC UK and SEMAB executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle-East. Pursuant to the Settlement Agreement, Mr. Baravalle will be paid his regular monthly fees through April 5, 2008, at which point he will receive a lump sum payment of Euro 228,000. He will also be eligible to receive bonus compensation as described in the Settlement Agreement.

Under the terms of our Equity Incentive Plan, options granted to Mr. Baravalle will remain in effect in accordance with their original terms for so long as Mr. Baravalle continues to provide services to us as a consultant. Prospectively, Mr. Baravalle will be entitled, subject to the provisions of our Equity Incentive Plan, to receive stock options under the plan as may be determined advisable by, and approved by, the compensation committee of our board of directors. LCC UK has also agreed to reimburse SEMAB for certain out-of-pocket business expenses in connection with the performance of the Mr. Baravalle’s services.

Policy on Related Party Transactions

Our audit committee charter requires that our audit committee review and approve transactions in which officers, directors or other related parties have an interest or which involve parties whose relationship with our Company may enable them to negotiate terms more favorable than those available to other, more independent parties. The audit committee charter containing this conflict of interest policy was adopted by our board of directors in March 2003 in response to corporate governance rules proposed and subsequently adopted by the NASD and the SEC. With the exception of the transaction involving Mr. Baravalle, the related party transactions discussed above were not reviewed by the audit committee because all of these transactions were entered into before this conflict of interest policy was adopted.

Item 14.	Principal Accountant Fees and Services

Principal Accounting Fees and Services

The following table sets forth the fees paid by us for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2005 and December 31, 2006.

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees

Audit Fees	$2,337,136	$1,465,570
Audit-Related Fees	27,260	26,910
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,364,396	$1,492,480

Audit Fees.  The aggregate fees for professional services rendered by KPMG LLP for the audit of LCC’s annual financial statements, the reviews of the financial statements, included in LCC’s Forms 10-Q, registration statements filed with the SEC and statutory audits for LCC’s foreign subsidiaries for fiscal years 2006 and 2005 were approximately $2.3 million and $1.5 million, respectively.

Audit-related fees.  The aggregate fees for assurance and related services rendered by KPMG LLP that were reasonably related to their audit of LCC’s consolidated financial statements opinion on managements’ assessment of the effective operation of internal control over financial reporting, and reviews of the condensed consolidated financial statements included in LCC’s Form 10-Q for fiscal years 2006 and 2005 were approximately $27,260 and $26,910, respectively.

Tax fees.  The Company did not retain KPMG LLP for tax compliance, tax advice tax planning services years 2006 and 2005, therefore, no fees were paid to KPMG LLP for these services.

All other fees.  No other services were rendered by KPMG LLP for fiscal years 2006 and 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of LCC International, Inc. and its subsidiaries and report of independent registered public accounting firm are included in Item 8 hereof.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations — Years Ended December 31, 2006, 2005, and 2004.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004.

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

Schedule II — Valuation and Qualifying Accounts

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).
10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).
10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.15	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004).

Exhibit
No.	Description

10.16	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.17	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.18	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.19	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.20	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.21	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.22	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.23	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).
10.24	Stock Unit Agreement of LCC International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.25	Change in Control Severance Plan of LCC International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.26	Letter Agreement, dated September 14, 2005, between LCC International, Inc. and Richard J. Lombardi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2005).
10.27	Employment Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.28	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of certain restricted stock units with respect to 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

Exhibit
No.	Description

10.29	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.30	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.31	Amended Executive Services Agreement, dated as of October 4, 2005, between LCC International, Inc. and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.32	Asset Purchase Agreement, dated as of June 2, 2006, by and among Nokia Inc., LCC International, Inc. and LCC Wireless Design Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006).
10.33	Form of Loan and Security Agreement, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006).
10.34	Employment Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.35	Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone with respect to the grant of certain restricted stock units with respect to 150,000 shares of Class A common stock pursuant to the amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.36	Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone with respect to the grant of options to purchase 400,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.37	Investment and Registration Rights Agreement, dated as of December 22, 2006, by and between LCC International, Inc. and Detron Corporation B.V.
10.38	Investment and Registration Rights Agreement, dated as of December 22, 2006, by and between LCC International, Inc. and Excicom BVBA.
10.39	Agreement, dated as of March 9, 2007, by and between LCC Wireless Engineering Services, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 9, 2007).
10.40	Purchase Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors set forth on the signature pages affixed thereto.
10.41	Registration Rights Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors executing the Agreement and named in the Purchase Agreement filed as Exhibit 10.40 to this Form 10-K.
10.42	Asset Purchase Agreement, dated as of May 29, 2007 by and between LCC International, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report or Form 8-K filed with the SEC on May 29, 2007).
10.43	Amended and Restated Credit Agreement, dated as of May 29, 2007 by and between LCC International, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on May 29, 2007).

Exhibit
No.	Description

10.44	Subordination Agreement, dated as of June 1, 2007, by and among LCC International, Inc., Wireless Facilities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on June 5, 2007).
10.45	Assignment Agreement, dated as of July 3, 2007, by and between LCC International Inc. and Wireless Facilities, Inc. and SPCP Group L.L.C.
10.46	Promissory Note, dated as of June 1, 2007, by and between LCC International Inc. and SPCP Group L.L.C.
10.47	Amendment to Registration Rights Agreement, executed as of August 2, 2007, by and among LCC International Inc., RF Investors L.L.C. and The Raj and Neera Singh Charitable Foundation, Inc.
10.48	Letter Agreement, dated September 29, 2007, between LCC International, Inc. and Melvin L. Keating (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2007).
10.49	First Amendment to Amended and Restated Credit Agreement and Waiver, dated November 30, 2007 by and between LCC International Inc., the parties identified therein as Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007).
10.50	Settlement Agreement, dated as of November 29, 2007, by and between LCC United Kingdom Limited and SEMAB Management SRL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2005).
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the

LCC INTERNATIONAL, INC.

By:	/s/ Dean J. Douglas
Dean J. Douglas
President and Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2007.

Signatures	Title

/s/ Dean J. Douglas Dean J. Douglas	President and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Salamone, Jr. Louis Salamone, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Julie A. Dobson Julie A. Dobson	Director, Chairman of the Board of Directors

Melvin L. Keating	Director

/s/ Richard J. Lombardi Richard J. Lombardi	Director

/s/ Susan Ness Susan Ness	Director

/s/ Neera Singh Neera Singh	Director

/s/ Rajendra Singh Rajendra Singh	Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E
	Balance at	Charged to	Charges to	Deductions	Balance at
	Beginning	Costs and	Other	and Other	End of
Description	of Period	Expenses	Accounts	Adjustments	Period
	(in thousands)

Year ended December 31, 2004
Allowance for doubtful accounts	466	146	87	(79)	620
Valuation allowance for deferred taxes	8,321	6,246	—	(601)	13,966
Year ended December 31, 2005
Allowance for doubtful accounts	620	728	(113)	(918)	317
Valuation allowance for deferred taxes	13,966	4,056	—	(739)	17,283
Year ended December 31, 2006
Allowance for doubtful accounts	317	(20)	6	(103)	200
Valuation allowance for deferred taxes	17,283	8,498	—	(1,322)	24,459

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the LCC International, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).
10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).
10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.15	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004 .
10.16	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.17	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.18	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.19	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.20	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.21	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.22	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.23	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).
10.24	Stock Unit Agreement of LCC International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.25	Change in Control Severance Plan of LCC International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.26	Letter Agreement, dated September 14, 2005, between LCC International, Inc. and Richard J. Lombardi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2005).
10.27	Employment Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

Exhibit
No.	Description

10.28	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of certain restricted stock units with respect to 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.29	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.30	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.31	Amended Executive Services Agreement, dated as of October 4, 2005, between LCC International, Inc. and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.32	Asset Purchase Agreement, dated as of June 2, 2006, by and among Nokia Inc., LCC International, Inc. and LCC Wireless Design Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006).
10.33	Form of Loan and Security Agreement, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006).
10.34	Employment Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.35	Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone with respect to the grant of certain restricted stock units with respect to 150,000 shares of Class A common stock pursuant to the amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.36	Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone with respect to the grant of options to purchase 400,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.37	Investment and Registration Rights Agreement, dated as of December 22, 2006, by and between LCC International, Inc. and Detron Corporation B.V.
10.38	Investment and Registration Rights Agreement, dated as of December 22, 2006, by and between LCC international, Inc. and Excicom BVBA.
10.39	Agreement, dated as of March 9, 2007, by and between LCC Wireless Engineering Services, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 9, 2007).
10.40	Purchase Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors set forth on the signature pages affixed thereto.
10.41	Registration Rights Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors executing the Agreement and named in the Purchase Agreement filed as Exhibit 10.40 to this Form 10-K.
10.42	Asset Purchase Agreement, dated as of May 29, 2007 by and between LCC International, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report or Form 8-K filed with the SEC on May 29, 2007).
10.43	Amended and Restated Credit Agreement, dated as of May 29, 2007 by and between LCC International, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on May 29, 2007).

Exhibit
No.	Description

10.44	Subordination Agreement, dated as of June 1, 2007, by and among LCC International, Inc., Wireless Facilities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on June 5, 2007).
10.45	Assignment Agreement, dated as of July 3, 2007, by and between LCC International, Inc. and Wireless Facilities, Inc. and SPCP Group L.L.C.
10.46	Promissory Note, dated as of June 1, 2007, by and between LCC International, Inc. and SPCP Group L.L.C.
10.47	Amendment to Registration Rights Agreement, executed as of August 2, 2007, by and among LCC International Inc., RF Investors L.L.C. and The Raj and Neera Singh Charitable Foundation, Inc.
10.48	Letter Agreement, dated September 29, 2007 between LCC International, Inc. and Melvin L. Keating (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2007).
10.49	First Amendment to Amended and Restated Credit Agreement and Waiver, dated November 30, 2007 by and between LCC International Inc., the parties identified therein as Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007).
10.50	Settlement Agreement, dated as of November 29, 2007, by and between LCC United Kingdom Limited and SEMAB Management SRL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2005).
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.