Form 10-Q
period 2007-03-31
LCC INTERNATIONAL INC
filed 2008-02-21
CIK 1016229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to          .
Commission File Number: 0-21213
LCC International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1807038
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

7900 Westpark Drive, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 873-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 8, 2008 the registrant had outstanding 26,074,687 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”).

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2007

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2007	2006
REVENUES	$24,640	$35,743
COST OF REVENUES (exclusive of depreciation shown separately below)	20,939	27,103

GROSS PROFIT	3,701	8,640

OPERATING EXPENSE:
Sales and marketing	2,907	2,025
General and administrative	6,340	6,182
Depreciation and amortization	623	655

	9,870	8,862

OPERATING LOSS	(6,169)	(222)

OTHER INCOME (EXPENSE):
Interest income	55	15
Interest expense	(208)	(186)
Other	(265)	(55)

	(418)	(226)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,587)	(448)
PROVISION FOR INCOME TAXES	647	980

LOSS FROM CONTINUING OPERATIONS	(7,234)	(1,428)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of applicable taxes of zero)	(502)	(732)
Loss from disposal of discontinued operations (net of applicable taxes of zero)	(1,550)	—

LOSS FROM DISCONTINUED OPERATIONS	(2,052)	(732)

NET LOSS	$(9,286)	$(2,160)

NET LOSS PER SHARE:
Continuing operations
Basic and diluted	$(0.28)	$(0.06)

Discontinued operations
Basic and diluted	$(0.08)	$(0.03)

Net loss per share
Basic and diluted	$(0.36)	$(0.09)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:

Basic and diluted	25,679	24,712

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,747	$6,445
Restricted cash	933	883
Receivables, net of allowance for doubtful accounts of $595 and $200 at March 31, 2007 and December 31, 2006, respectively
Trade accounts receivable	35,542	34,755
Unbilled receivables	23,481	24,807
Due from related parties and affiliates	40	3
Due from disposal of business	3,449	7,610
Deferred income taxes, net	65	118
Prepaid expenses and other current assets	3,438	3,798
Prepaid tax receivable and prepaid taxes	164	356
Assets held for sale	451	587

Total current assets	71,310	79,362
Property and equipment, net	4,200	2,779
Deferred income taxes, net	1,031	1,453
Goodwill	17,681	13,989
Other intangibles, net	211	293
Other assets	702	547

	$95,135	$98,423

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit	$6,556	$1,038
Note payable	577	3,188
Accounts payable	15,717	17,224
Accrued expenses	17,113	13,867
Accrued employee compensation and benefits	6,603	6,545
Deferred revenue	367	119
Income taxes payable	1,828	2,082
Accrued restructuring current	755	949
Other current liabilities	1,312	597
Liabilities held for sale	346	263

Total current liabilities	51,174	45,872
Accrued restructuring noncurrent	87	87
Lines of credit	267	—
Other liabilities	625	368

Total liabilities	52,153	46,327

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 25,965 shares issued and 25,806 shares outstanding and 25,803 shares issued and 25,644 shares outstanding at March 31, 2007 and December 31, 2006, respectively	260	258
Class B common stock; $.01 par value:
20,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	113,349	112,762
Accumulated deficit	(74,782)	(63,470)

Subtotal	38,827	49,550
Accumulated other comprehensive income — foreign currency translation adjustments	5,037	3,428
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	42,982	52,096

	$95,135	$98,423

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(9,286)	$(2,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	750
Provision (recovery) for doubtful accounts	(11)	7

Loss on disposal of Network Deployment business	1,550	—
Non-cash share-based compensation	742	490
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	2,273	4,968
Accounts payable and accrued expenses	(3,769)	(9,617)
Other current assets and liabilities	3,860	436
Other non current assets and liabilities	1,129	61

Net cash used in operating activities	(2,919)	(5,065)

Cash flows from investing activities:
Purchases of property and equipment	(1,324)	(254)
Business acquisitions and investments	(4,094)	—

Net cash used in investing activities	(5,418)	(254)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	(263)	—
Proceeds from exercise of options	110	370
Borrowings on line of credit	8,133	8,532
Payments on line of credit	(2,370)	(7,244)

Net cash provided by financing activities	5,610	1,658

Effect of exchange rate changes on cash and equivalents	29	55
Net decrease in cash and cash equivalents	(2,698)	(3,606)
Cash and cash equivalents at beginning of period	6,445	14,196

Cash and cash equivalents at end of period	$3,747	$10,590

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$181	$185
Income taxes	$777	$82
Supplemental disclosure of non-cash investing and financing activities:
Reduction in due from disposal of business and related note payable	$2,611	$—
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
     The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and optimization services, to deployment and ongoing operations and maintenance services. The Company has been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also assist in securing ongoing deployment as well as operations and maintenance projects including network optimization contracts. The Company’s technical consulting, system design and network optimization practices position it well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.
     The accompanying consolidated financial statements include the results of LCC International, Inc. and its direct and indirect wholly-owned subsidiaries that provide services outside Europe, the Middle East and Africa (collectively the “Americas”) and the results of LCC United Kingdom, Ltd., and its affiliated companies that provide services in Europe, the Middle East and Africa (collectively “EMEA”); and other non service related subsidiaries. LCC International Inc. and its subsidiaries are collectively referred to as the “Company.” All material intercompany transactions and balances have been eliminated in the consolidated financial statements.
     The accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2006 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges.
     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007
Significant accounting policies are as follows:
     Cash Equivalents and Restricted Cash Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. Restricted cash is composed primarily of performance and or bid bonds in our EMEA region. At March 31, 2007, the Company had $3.3 million in foreign bank accounts.

     Concentration of Credit Risk Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. The Company sells services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains a provision for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(in thousands)
Europe	$10,989	$10,206
Middle East/Africa	$22,146	$19,990
Asia-Pacific	$252	$288
The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 75.3% and 82.3% of its revenues from its ten largest customers for the three months ended March 31, 2007 and 2006, respectively. These ten largest customers constituted 59.8% and 80.3% of our net receivable balance as of March 31, 2007 and December 31, 2006, respectively.
     Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, the Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.
     Fair Value of Financial Instruments The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of March 31, 2007 and December 31, 2006 because of the relatively short duration of these instruments. The carrying value of the borrowing facilities approximated the fair value as the instruments included a market rate of interest.
     Inventory Inventories are stated at the lower of cost or market, net of an allowance for excess, slow-moving and obsolete inventory, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. Cost typically includes materials and equipment supplies and is on a first-in, first-out basis.
     Property and Equipment Property and equipment are stated at cost, less an allowance for depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.
     Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below.

Computer equipment	3 years
Software	3 years
Furniture and office equipment	3 to 7 years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Vehicles	5 years
     Impairment of Long-Lived Assets The Company’s policy is to review its long-lived assets, (other than goodwill, see below) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 11, Income Taxes-Adoption of FIN 48.
     Foreign Currency Translation The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of the Company’s foreign sales transactions are denominated in Euros and British Pounds.
     The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” For foreign operations with the local currency as the functional currency, assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. The determination of functional currency is based on the subsidiary’s relative financial and operational independence from the Company.
     The Company is also subject to foreign currency transaction gains or losses due to intercompany payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed from the London operations at March 31, 2007 (denominated in Euros) include Italy, Algeria and Saudi Arabia. Foreign subsidiaries with amounts owed to the McLean operations at March 31, 2007 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the three months ended March 31, 2007 and 2006, these balances generated a foreign exchange (loss) of $(0.3) million and $(0.1) million, respectively. These amounts are included in other income (expenses) in the Consolidated Statements of Operations.
     Use of Estimates The preparation of the consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     Share -Based Compensation On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the consolidated results of operations. The statement eliminates the ability to account for share-based compensation using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting For Stock Issued to Employees.”
     The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Share-based compensation expense recognized since adoption is based on the value of the portion of the share-based payment awards that are ultimately expected to vest and reduced for estimated forfeitures. SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense. Estimated forfeitures should be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and would have an impact on the amount of unamortized compensation expense to be recognized in future periods.

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
     Reclassifications Certain immaterial items in the prior period’s consolidated financial statements, included herein, have been reclassified to conform to the current period’s consolidated financial statement presentation.
NOTE 3. NEW ACCOUNTING STANDARDS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”),an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141R and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of the beginning of January 1, 2008. The Company is in the process of determining the effect of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the effect of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
NOTE 4. BUSINESS COMBINATIONS
     On March 9, 2007, the Company completed the purchase of the equity interests in the Europe, Middle East and Africa wireless engineering services business of Wireless Facilities, Inc., (“WFI”), for a cash purchase price of $4.0 million. Transaction and other related costs of $0.3 million were incurred in connection with the transaction. On March 9, 2007, in connection with the acquisition, the Company entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). See also Note 9, Lines of Credit and Notes Payable.

     The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $3.6 million was recorded on acquisition based on a preliminary purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The portions of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets which may include trade names, customer lists and backlog. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. The goodwill recorded is not deductible for tax purposes.
     The following table represents the preliminary allocation of the purchase price for the equity interests of the Europe, Middle East and Africa business of WFI, (“WFI EMEA”) based on management estimates.

(in thousands)
Fair value of tangible net assets acquired:

Cash and cash equivalents	$250
Trade accounts receivable (net)	1,681
Unbilled receivables	1,637
Fixed assets	854
Other assets	487
Liabilities assumed	(4,161)
Excess cost of acquiring WFI EMEA over fair value of identified net assets acquired (goodwill)	3,597

$4,345

     The Company paid a premium over the fair value of the net tangible assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served.
     The company did not present pro forma information as this acquisition was immaterial to the Company’s consolidated results of operations and financial position.
NOTE 5. DISCONTINUED OPERATIONS
     In 2006, the Company made the decision to sell its U.S. Network Deployment operations and its Brazilian Subsidiary, LCC do Brasil Ltda. (“LCCI Brazil”). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of these operations have been classified as discontinued operations in the accompanying consolidated statements of operations. All prior periods have been restated to reflect these operations as discontinued. In addition, assets and liabilities of these operations that were not sold as of March 31, 2007 and December 31, 2006, were reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets.
     The revenue, gross margin and pre tax operating loss relating to the Company’s discontinued operations for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(in thousands)
Revenue	$501	$5,451

Gross margin (loss)	$47	$(207)

Loss from discontinued operations (net of applicable taxes of zero)	$(502)	$(732)
Loss on disposal of discontinued operations (net of applicable taxes of zero)	(1,550)	—

Total loss from discontinued operations	$(2,052)	$(732)

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

     Prior to this decision, the results of these operations were reported in the Americas segment. Nokia Inc. (“Nokia”) acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. network Deployment business, for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds, with the remainder to be paid upon final settlement. At March 31, 2007, $3.4 million was due from Nokia in connection with this transaction. The Company and Nokia reached a definitive agreement on the amount receivable (reported in the Company’s consolidated financial statements as Due from Disposal of Business as $3.4 million) for $1.8 million. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.
     In conjunction with the sale, the Company entered into a loan agreement with Nokia whereby Nokia would advance up to a maximum of $4.2 million. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. The Company received advances of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. The payments to these vendors were pre-approved by Nokia. During the period from closing of the transaction to March 31, 2007, Nokia applied $3.8 million of collections from transferred accounts receivables to the note payable. At March 31, 2007, the balance of the note payable was $0.6 million. The Note payable was repaid in full as of June 30, 2007. See also Note 9, Lines of Credit and Notes Payable.
     The Company also entered into a transition services agreement whereby the Company provides Nokia with transitional services for a period of up to 12 months. For such transitional services, Nokia pays the Company a monthly fee which escalates after the first six months and escalates further after nine months. During the three months ended March 31, 2007, monthly fees billed under this agreement amounted to approximately $0.1 million. At March 31, 2007, $0.1 million was due from Nokia in respect of this agreement.
     The following table presents revenue, gross margin and pre tax operating loss for the U.S. Network Deployment business for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(in thousands)
Revenue	$61	$4,862

Gross margin (loss)	$61	$(247)

Income (loss) from discontinued operations (net of applicable taxes of zero)	$49	$(577)

Loss on disposal of discontinued operations (net of applicable taxes of zero)	(1,550)	—

Total loss from discontinued operations	$(1,501)	$(577)

     Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment business are included in the consolidated balance sheet as of March 31, 2007 and December 31, 2006 and are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Billed accounts receivable	$183	$183
Accounts payable	1,016	1,087
Accrued expenses	593	623
Sale of Brazilian Subsidiary
     In July 2006 the Company made the decision to sell or liquidate LCCI Brazil. LCCI Brazil provided mainly network deployment services and to a lesser degree RF Engineering. RF Engineering services include the design, optimization and performance improvement of wireless networks. In August 2006, after evaluating both options, the Company committed to a plan to sell LCCI Brazil to the management of the operation.
     On October 27, 2006, the Company entered into a definitive Sale and Purchase Agreement with management, subject to approval of the Board of Directors of the Company. The Board of Directors of the Company approved the transaction on November 2, 2006. Prior to this decision, the results of these operations were reported in the Americas segment.

     On November 12, 2007, the Company received notice from the buyers that they had decided not to proceed with the acquisition of LCCI Brazil. The Company is looking at other alternatives including the opportunity to sell to another interested party. On October 5, 2007, the Company entered into a non-binding letter of intent for the sale of LCCI Brazil. See also Note 16, Subsequent Events.
     The revenue, gross margin (loss) and pre tax operating loss for LCCI Brazil for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Revenue	$440	$589

Gross margin (loss)	$(14)	$40

Loss from discontinued operations (net of applicable taxes of zero)	$(551)	$(155)

     Additionally, certain assets and liabilities related to LCCI Brazil included in the balance sheet as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$41	$50
Other receivables	287	418
Other current assets	64	65
Fixed assets	59	54

Assets held for sale	$451	$587

Accounts payable	137	$84
Accrued employee compensation and benefits	155	113
Other accrued expenses	54	66

Liabilities held for sale	$346	$263

NOTE 6. GOODWILL AND INTANGIBLES
     As of March 31, 2007 and December 31, 2006, goodwill and other acquired intangible assets consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Goodwill	$17,681	$13,989

Other intangibles:
Customer relationships	$1,103	$1,098
Trade names	208	205
Patents	28	28
Other	162	223
Accumulated amortization	(1,290)	(1,261)

Other intangibles	$211	$293

     Goodwill increased by $3.7 million as of March 31, 2007. Goodwill totaling $3.6 million was recorded on the acquisition of the equity interests in the EMEA business of WFI. See Note 4. Business Combinations. The remaining increase of $0.1 million was due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. The Company performs its annual impairment review, annually in the fourth quarter, or earlier if changes in circumstances indicate a potential impairment. No impairment in goodwill was noted.
NOTE 7. OTHER COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows (in thousands).

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Net loss	$(9,286)	$(2,160)
Other comprehensive loss, net of tax:
Change in foreign currency translation gains	436	429

Other comprehensive loss	$(8,850)	$(1,731)

NOTE 8. RESTRUCTURING CHARGE
     During 2002, the Company adopted a restructuring plan (“2002 Restructuring”), and recorded a restructuring charge of $13.5 million for severance related costs and costs associated with closing facilities and disposing of assets in EMEA and our corporate offices. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space.
     During the second quarter of 2005, the Company adopted a restructuring plan (“2005 Restructuring”), and recorded a net restructuring charge of $0.8 million for severance related costs and costs associated with closing facilities and disposing of assets.
     Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2007 through 2014. The accrual of approximately $0.8 million remaining at March 31, 2007 includes approximately $0.8 million in respect of the 2002 Restructuring and the 2005 Restructuring plans, and are associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual in respect of the 2002 Restructuring and the 2005 Restructuring plans assumes as of March 31, 2007 that the Company will receive $2.7 million in sublease income, all of which is committed.

     A reconciliation of the restructuring activities is as follows:

	Severance	Facilities	Total
	(in thousands)
Accrued restructuring as of December 31, 2005	$22	$1,542	$1,564
Restructuring charge	—	108	108
Reversal of excess severance	(19)	—	(19)
Charges against the restructuring liability:
Payments for excess office space, net of sublease income	—	(645)	(645)
Other	—	28	28

Accrued restructuring as of December 31, 2006	3	1,033	1,036
Restructuring charge	—	—	—
Reversal of excess severance	—	—	—
Charges against the restructuring liability:
Payments for excess office space, net of sublease income	—	(194)	(194)

Accrued restructuring as of March 31, 2007	$3	$839	$842

     At March 31, 2007 and December 31, 2006, the accrued restructuring was classified as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Accrued restructuring current	$755	$949
Accrued restructuring non-current	87	87

Accrued restructuring total	$842	$1,036

NOTE 9. LINES OF CREDIT AND NOTES PAYABLE
     As discussed in Note 5, Discontinued Operations , in connection with the sale of the U.S. Network Deployment business, the Company entered into a loan agreement with Nokia, whereby Nokia would advance up to a maximum of $4.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million as interest expense. As of March 31, 2007, the Company had received advances of approximately $4.2 million. Collections by Nokia of $2.6 million of the unbilled accounts receivable transferred at closing have been applied to the loan reducing the balance to $1.6 million at March 31, 2007. This amount is classified as a note payable in the accompanying consolidated financial statements. The loan is secured by the rights of LCC International, Inc. and LCC Wireless Design Services, LLC in certain unbilled accounts receivable which were sold to Nokia in the transaction, as well as by any amounts in the disbursement account established pursuant to the loan agreement. The note payable was repaid in full as of June 30, 2007.
     On July 18, 2005, the Company, and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “CFC Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design Services, LLC, a subsidiary of the Company, and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together with the CFC agreement, the “Financing Documents”).
     On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1.0 million for a total of $4.0 million. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from $22 thousand to $30 thousand. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1.0 million for a total of $5.0 million. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30 thousand to $38 thousand. Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. On March 9, 2007, the Company terminated this Agreement.

     In June 2006, Detron Belgium, which the Company acquired on December 29, 2006, entered into a credit agreement with ING bank. Under this agreement, Detron Belgium may borrow annually approximately $36,000, which amount was advanced to the Company at an interest rate of 4.8% per year. This is repayable in twelve monthly payments, the final payment being due in July 2007. In December 2006, Detron Belgium entered into a credit agreement with ING Bank. Under this agreement, Detron Belgium may borrow annually up to approximately $66,000, which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2007. As of March 31, 2007, Detron Belgium had $0.1 million outstanding under these lines of credit.
     In January 2007, Detron Netherlands, entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility, (“Facility A”), and a loan facility, (“Facility B”). The maximum amount which Detron Netherlands may have outstanding under Facility A is $2.0 million such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABN AMRO’s adjustable Euro basis interest rate plus 1.5%. This was 5.75% at March 31, 2007. Under Facility B, ABN AMRO advanced to Detron Netherlands $0.5 million. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable over two years, the first payment is due May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of Detron Netherlands. At March 31, 2007, there was $0.5 million outstanding under Facility B.
     On March 9, 2007, the Company entered into a revolving credit facility (“the new credit facility”) with Bank of America and terminated the Company’s existing credit facility with CFC. Under the terms of the new credit facility, the aggregate amount owed to Bank of America by the Company, at any time may not exceed $6.5 million. The term of the new credit facility was through September 15, 2007. LCC may from time to time borrow under this facility, and these loans may be base rate loans, Eurodollar base rate loans or Eurodollar daily floating rate loans. Interest on base rate loans is calculated using a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate as determined by Bank of America. Interest on Eurodollar base rate loans is calculated using a per annum rate equal to the British Bankers’ Association LIBOR rate. Interest on Eurodollar daily floating rate loans is calculated using a rate per annum equal to the quotient obtained by dividing the Eurodollar daily floating base rate, which is the British Bankers’ Association LIBOR rate, by one minus the Eurodollar reserve percentage. The reserve percentage is issued by the Federal Reserve to lenders from time to time. At March 31, 2007, there was $6.2 million outstanding under the new credit facility at an interest rate of 7.82%. The new credit facility was amended on May 29, 2007, in connection with the Company’s purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business and was further amended on November 30, 2007, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default as described in Note 16, Subsequent Events.
NOTE 10. SHARE-BASED COMPENSATION
     The Company has recognized compensation expense for continuing operations for all options and restricted stock units for the three months ended March 31, 2007 and 2006 as follows:

	Americas		EMEA		Non Reportable Segments		Total
	2007	2006	2007	2006	2007	2006	2007	2006
			(in thousands)
Three Months ended March 31,

Cost of revenues	$9	$33	$25	$12	$—	$—	$34	$45
Sales and marketing	16	13	23	14	58	—	97	27
General and administrative	11	26	69	81	523	124	603	231

	$36	$72	$117	$107	$581	$124	$734	$303

NOTE 11. INCOME TAXES — ADOPTION OF FIN 48
     The Company files a consolidated federal income tax return with all of its US subsidiaries. The Company has subsidiaries that file tax returns in several foreign jurisdictions. The Company and its subsidiaries also file tax returns in local tax jurisdictions in many of the countries in which they do business. The Internal Revenue Service completed examinations of the Company’s U.S. income tax returns through 2002. Many of the Company’s subsidiaries’s tax returns have been examined through various dates. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 to 2006. In addition we are currently open to audit under the statute of limitations in various foreign jurisdictions for approximately six years.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits as of the date of the adoption was approximately $0.9 million and includes both income taxes and tax penalties. Additionally, at January 1, 2007, the Company’s deferred tax asset and corresponding valuation allowance were reduced by $1.9 million for cumulative FIN 48 adjustments related to years prior to 2007 that were not recognized as a cumulative adjustment to the accumulated deficit at January 1, 2007. In years prior to 2007, interest and penalties related to adjustments to income tax as filed has not been significant. The Company intends to include such interest and penalties in its tax provision.
     There have been no changes in the liability for unrecognized tax benefits during the quarter ended March 31, 2007
NOTE 12. SEGMENT REPORTING
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision-making group is the Executive Committee, which comprises the Chief Executive Officer, the Executive Vice President and the Company’s Senior Vice Presidents.

     The Company’s operating segments are defined geographically by region, namely the Americas region and the EMEA region. EMEA provides design and deployment services, operations and maintenance services and technical consulting services. The Americas region provides similar services with the exception of deployment and field operations and maintenance services.
     Segment detail is summarized as follows:

					Operating
	Americas		EMEA		Segment Total
	2007	2006	2007	2006	2007	2006
			(in thousands)
Three Months ended March 31,

Revenues:
From external customers	$4,173	$8,684	$20,467	$27,059	$24,640	$35,743
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$4,173	$8,684	$20,467	$27,059	$24,640	$35,743

Income (loss) before taxes	$(1,869)	$273	$(1,267)	$2,187	$(3,136)	$2,460

Total assets	$9,418	$28,814	$82,622	$72,901	$92,040	$101,715

     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Revenues:
Revenues for reportable segments	$24,640	$35,743
Revenues for non-reportable segments	—	—

Total consolidated revenues	$24,640	$35,743

Income (loss) before income taxes:
For reportable segments	$(3,136)	$2,460
For non-reportable segments	(3,451)	(2,908)

Total (loss) before taxes	$(6,587)	$(448)

Assets:
Assets for reportable segments	$92,040	$101,715
Assets not attributable to reportable segments:
Cash and cash equivalents	466	4,873
Restricted cash	9	37
Deferred and prepaid tax assets	1,135	2,365
Property and equipment	669	416
Receivables	253	581
Prepaids and other	563	512

Total consolidated assets	$95,135	$110,499

NOTE 13. RELATED PARTY TRANSACTIONS
     The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and during the first quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of its cash costs and expenses. The Company billed Telcom Ventures approximately $20 thousand and $34 thousand during the three months ended March 31, 2007 and 2006, respectively. The Company received reimbursements from Telcom Ventures of $20 thousand and $39 thousand during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, outstanding amounts associated with payments made by the Company under this agreement were approximately $7 thousand and $1 thousand, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.
     During the three months ended March 31, 2007 and 2006, the Company provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers were approximately $56 thousand and $195 thousand for the three months ended March 31, 2007 and 2006, respectively. Billed and unbilled receivables outstanding in respect of these customers were approximately $39 thousand as of March 31, 2007 and $66 thousand as of December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
     The Company is a party to various legal proceedings and claims incidental to our business. The Company’s management does not believe that these matters will have a material adverse affect on our consolidated results of operations or financial condition.
NOTE 15. MANAGEMENT’S PLANS, LIQUIDITY AND BUSINESS RISKS
     As of March 31, 2007, the Company had an accumulated deficit of approximately $74.8 million and had incurred a loss in the quarter then ended of $9.3 million and used $2.9 million in operating cash flows for the three months then ended. The Company had approximately $3.7 million available in operating cash and approximately $1.5 million of borrowing availability under its debt facilities.
     On April 19, 2007, as described in Note 16, subsequent events the Company raised $17 million through the sale of 5.1 million shares of its Class A common shares. The company intends to use these funds for working capital and general corporate purposes. The company believes that the combination of the availability under its bank lines, the amount raised through the sales of its common shares as well as its $20.1 million of working capital will provide sufficient cash flow to carry out its operations for the next 12 months.
     Accordingly, the carrying value of the assets and liabilities in the accompanying condensed balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.
NOTE 16. SUBSEQUENT EVENTS
     On April 5, 2007, the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, on April 3, 2007, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company attended a hearing before the Panel on May 17, 2007. The Company was granted an extension for continued listing on the NASDAQ Stock Market in a letter dated June 25, 2007 from the Panel as discussed below. Since this date NASDAQ granted the Company additional extensions of time to file its Annual Report in Form 10-K for 2006 as well as its Quarterly Reports on Form 10-Q for each of the three quarters in 2007 as well as certain other filings. On December 12, 2007, the Company filed its Annual Report on Form 10-K for 2006. On December 19, 2007, the NASDAQ Listing and Hearing Review Council (The “Listing Council”) granted the Company additional time to file its Forms 10-Q and certain other filings. The Company was granted a final extension by the listing council to demonstrate compliance with NASDAQ Global Market continued listing requirements by February 19, 2008. On February 14, 2008, the Company was notified that the NASDAQ Board of Directors has decided to review the Council’s decision and stay delisting pending further review by the Board.
     On April 19, 2007, the Company raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares of the Company at a price of $3.35 per share in a private placement. As part of the transaction the Company is required to file a registration statement covering the common stock within 45 days of the closing. The Company has yet to file such registration statement with the SEC since it cannot do so prior to filing with the SEC its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and certain other filings. On December 27, 2007 the Company entered into a Settlement and Exchange Agreement (“Agreement”) with the investors, (“Investors”), in the above described April 19, 2007 offering. Terms of the Agreement are described below.

     On June 1, 2007 the Company acquired certain assets and liabilities of WFI’s U.S. wireless engineering services business which included customer contracts, tools, other assets and approximately 350 employees. The adjusted purchase price for the acquisition is approximately $38.6 million, $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed below. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP.
     On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of WFI’s U.S. wireless engineering services business, the Company amended and restated its outstanding credit facility with Bank of America. The amended and restated credit agreement (which was amended on November 30, 2007, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default), provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and reborrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 and any balance on November 29, 2009, an increase in the applicable interest rate on borrowings by 1.00% per annum, the amendment of the financial covenants set forth in the agreement and the payment to the bank of a fee of up to $0.6 million in connection with the amendment. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing.
     On July 3, 2007, the Company filed a current report on Form 8-K disclosing that as part of its recent WFI acquisitions, effective June 27, 2007, the Company has taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the United Kingdom The headcount reductions were primarily related to redundant non-billable or administrative positions and were substantially completed by June 29, 2007. The facility and other non-headcount related actions took place in the third quarter of 2007. The Company incurred a total charge of approximately $1.6 million, primarily in the second and third quarters of 2007, offset by a reduction in the restructuring payable of $0.5 million, mainly in respect of an over accrual of costs associated with tenant improvements. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the third and fourth quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs expected to be paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in December 2007.
     On August 13, 2007, the Company filed a current report on Form 8-K disclosing that the Listing Council had decided to review the June 25, 2007 decision of the NASDAQ Listing Qualifications Panel (the “Panel”) regarding the Company. The Listing Council has also determined to stay the Panel’s decision to suspend trading in the Company’s securities in the event the Company failed to file its Annual Report on Form 10-K for the year ended December 31, 2006 by August 14, 2007 or failed to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by September 24, 2007. The Company also announced that it would not be in a position to file its 2006 Form 10-K or its Form 10-Q for the quarter ended June 30, 2007 by August 14, 2007 nor would it be in a position to file a Form 8-K/A with respect to its previously announced acquisition of the U.S. wireless engineering services business of WFI by the due date of August 15, 2007.
     On August 20, 2007 the Company filed a current report on Form 8-K disclosing that the Company has received an additional NASDAQ staff determination letter stating that the Company is not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Second Quarter 10-Q”) with NASDAQ.
     On October 11, 2007, the Company filed a current report on Form 8-K disclosing that, LCC UK Limited (“LCC UK”), a subsidiary of the Company had served a twelve-month notice of termination to SEMAB Management Srl (“SEMAB”), a private limited liability company controlled by Mr. Carlo Baravalle, pursuant to the terms of a Consulting Agreement between LCC UK and SEMAB, dated December 23, 2004, (the “SEMAB Consulting Agreement”). Mr. Baravalle provided services to LCC UK and the Company under the terms of the SEMAB Consulting Agreement since December 23, 2004. On December 5, 2007, the Company filed a Current Report on Form 8-K disclosing that on November 29, 2007, the Company had executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle-East.

     On November 12, 2007, in connection with the Company’s decision to sell its Brazilian subsidiary, LCCI Brazil, under the terms agreed in the Sale and Purchase Agreement, executed on October 27, 2006, the Company received notice from the buyers, that they have decided not to proceed with the acquisition of LCCI Brazil. The Company made the decision to sell or liquidate LCCI Brazil in July 2006, and is working on alternatives including an opportunity to sell the entity to another interested party under similar terms and conditions. As of March 31, 2007, in management’s opinion, the carrying value of the assets and liabilities held for sale as reported in the unaudited condensed consolidated financial statements as of March 31, 2007, approximate fair value. The Company is currently in negotiation with this buyer and intends to continue to actively pursue the sale of LCCI Brazil.
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
     On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default, and provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and reborrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 and any balance on November 29, 2009, an increase in the applicable interest rate on borrowings by 1.00% per annum, the amendment of the financial covenants set forth in the agreement and the payment to the bank of a fee of up to $0.6 million in connection with the amendment. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing.
     On December 12, 2007, the Company filed the 2006 10-K with the SEC. On December 12, 2007, the Company also announced that Grant Thornton LLP had been appointed as the Company’s new auditors effective immediately, which was necessary to complete the filing of the Company’s Form 10-Qs for the fiscal quarters ended March 31, June 30, and September 30, 2007.
     On December 20, 2007, the Company filed a current report on Form 8-K disclosing that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) notified the Company on December 19, 2007 that the Listing Council had determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Global Market continued listing requirements until February 19, 2008, the maximum amount of time the Listing Council can grant the Company. However, on February 14, 2008, the Company received a letter advising it that the NASDAQ Board of Directors has decided to review the Council’s December 19, 2007 decision and stay delisting pending further consideration by the Board.
     As is discussed above, we have been delinquent in complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission (“SEC”) because we were unable to timely file our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. As a result of these reporting delinquencies we have not been in compliance with NASDAQ Marketplace Rule 4310(c)(14).
     On December 27, 2007, the Company filed a current report on Form 8-K disclosing that it had entered into an Exchange and Settlement Agreement with the Investors which invested approximately $17.0 million for shares of the Company’s common stock in a private offering completed on April 19, 2007. As part of that investment, the Company entered into a registration rights agreement under which the Company agreed to register the investors’ shares of common stock by no later than June 3, 2007 or to pay a penalty of 1% per month up to 10% until the registration statement was filed with the SEC. In addition, the Company agreed to an additional monthly penalty of 1% if the registration statement was not declared effective by August 20, 2007. The Company has not been able to meet its obligation to these investors to register their shares because the Company has not been current in its reporting obligations with the SEC. Under the registration rights agreement the Company has been accruing penalties every month, payable in cash, for its failure to register the shares. The Company filed its 2006 Annual Report on Form 10-K in December 2007 and engaged new auditors to assist it with its 2007 quarterly reports on Form 10-Q. The Company entered into the settlement agreement with the investors to resolve the matter without it having to pay any cash amounts and to obtain a release from further penalties.
     Under the settlement, the Company agreed to exchange each share of common stock held by the Investors for 1.125 shares of a new series of preferred stock. This new preferred stock by its terms will convert back into common stock in connection with a qualifying equity financing transaction of $10 million or more or, if the Company does not conduct such a financing, at the end of 18 months. The conversion will be at the sale price in the qualifying equity financing transaction (or the market price of the common stock, if conversion is after the 18 months) but not below a floor price of $2.00 per share. In return, the investors have agreed to release the Company from its continuing non-compliance with the registration requirement and all accrued penalties, and have given the Company a general release from claims they may have against it arising out of the investment. The Company has agreed to take the necessary steps to register the investors shares once the Company becomes current in its SEC filings or in connection with registering shares issued in an equity financing transaction.
      The Company and Nokia reached a definitive agreement on the amount receivable (reported in the Company’s consolidated financial statements as Due from Disposal of Business on that date as $3.4 million) for $1.8 million. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.

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
     The factors listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2006, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
OVERVIEW
     We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, to deployment services in certain geographic regions and ongoing operations and maintenance services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also enable us to secure ongoing operations and maintenance projects. Our technical consulting, system design and network optimization practices position us well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.
     We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).
Americas: Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators and equipment vendors in North America. During the three months ended March 31, 2007, Americas generated approximately 16.9% of our total revenue.
EMEA: Based in London, EMEA is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Belgium, Luxembourg, Germany, Spain, Greece, Pakistan and Saudi Arabia. During the three months ended March 31, 2007, EMEA generated approximately 83.1% of our total revenue.
Nonreportable segments: This segment of our business includes the wind down of our operations in Asia Pacific, LCC Wireline, Inc. Corporate and the Wireless Institute. These combined operations generated minimal revenues.
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
     Another statistic that we monitor is our contract backlog, which at March 31, 2007, comprised firm backlog of $40.3 million (2006 was $66.7 million) and implied backlog of $22.7 million (2006 was $6.4 million). We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be down is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.
     We have entered into a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. During the second quarter of 2006, we made the decision to sell the Company’s U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds, with the remainder to be paid upon final settlement. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. At March 31, 2007, the balance of this loan was approximately $0.6 million. In the third quarter of 2006, we made the decision to sell our Brazilian subsidiary. We agreed to assume the obligations for payroll related taxes in dispute and recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. On March 9, 2007, we announced that we had purchased the equity interests of the Europe, Middle East and Africa (EMEA) business of Wireless Facilities, Inc., (WFI), for a cash purchase price $4.0 million. We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
     On November 12, 2007, we received notice from the buyers that they have decided not to proceed with the acquisition of our Brazilian subsidiary, LCCI Brazil. We are working on alternatives including an opportunity to sell to another interested party under similar terms and conditions. On October 5, 2007, the Company entered into a non-binding letter of intent to sell LCCI Brazil. The Company intends to actively pursue the sale of LCCI Brazil.
TRENDS THAT HAVE AFFECTED OR MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The major trends that have affected or may affect our business in the future are as follows:
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

     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 41.1% and 19.2% of our total revenues for the three and months ended March 31, 2007 and 2006, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue.
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
RECENT DEVELOPMENTS
Business Combination
     On March 9, 2007, the company completed the Purchase of the equity interests in the Europe, Middle East and Africa wireless engineering services business of Wireless Facilities, Inc., (“WFI”), for a cash purchase price of $4.0 million. Transaction and other related costs of $0.4 million were incurred in connection with the transaction on March 9, 2007, in connection with the acquisition. The company entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”) See also Note 9 lines of credit and Notes Payable.
SEC Filing Deliquencies and NASDAQ Compliance
     As is discussed below, we have been delinquent in complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission (“SEC”) because we were unable to timely file our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. As a result of these reporting delinquencies we have not been in compliance with NASDAQ Marketplace Rule 4310(c) (14).
     On March 29, 2007, the company filed a current report on Form 8-K disclosing that the Company anticipated a delay in filing its annual report on Form 10-K for the year ended December 31, 2006, with the U.S. Securities and Exchange Commission. The Company was unable to file the 2006 Form 10-K by the prescribed date due to the need for additional time for the Company’s management to complete its assessment of the effectiveness of its internal controls over financial reporting and for its auditors to complete its required testing and review procedures with respect to such internal controls as of December 31, 2006 in accordance with Section 404 of the Sarbanes Oxley Act (SOX) of 2002 and to complete any other remaining items necessary for filing the Form 10K.
     On April 5, 2007 the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, on April 3, 2007, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ the 2006 Form 10-K. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company attended a hearing before the Panel on May 17, 2007. The Company was granted an extension for continued listing on the NASDAQ Stock Market in a letter dated June 25, 2007 from the Panel. The Panel’s decision made continued listing subject to the Company filing the 2006 Form 10-K by August 14, 2007, and filing its Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2007 by September 24, 2007. The Panel noted that the September 24 date represented the full extent of the Panel’s authority to grant an exception date for filing the March 31, 2007 Form 10-Q.

     On August 13, 2007, the Company filed a current report on Form 8-K disclosing that NASDAQ Listing and Hearing Review Council (the “Listing Council”) decided to review the June 25, 2007 decision of the Panel regarding the Company. The Listing Council also determined to stay the Panel decision to suspend trading in the Company’s securities in the event the Company failed to file the 2006 Form 10-K by August 14, 2007 or failed to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by September 24, 2007. The Company also announced that it would not be in a position to file the 2006 Form 10-K or its Form 10-Q for the quarter ended June 30, 2007 by August 14, 2007 nor would it be in a position to file a Form 8-K/A with respect to its previously announced acquisition of the U.S. wireless engineering services business of WFI by the due date of August 15, 2007.
     On August 20, 2007 the Company filed a current report on Form 8-K disclosing that the Company has received an additional NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on form 10-Q for the period ended June 30, 2007 with NASDAQ. On November 19, 2007, the Company filed a current report on Form 8-K disclosing that on November 13, 2007, the Company received an additional NASDAQ staff determination letter stating the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007.
     On December 12, 2007, the Company filed the 2006 10-K with the SEC. On December 12, 2007, the Company also announced that Grant Thornton LLP had been appointed as the Company’s new auditors effective immediately, which was necessary to complete the filing of the Company’s Form 10-Qs for the fiscal quarters ended March 31, June 30, and September 30, 2007.
     On December 20, 2007, the Company announced that the Listing Council notified the Company on December 19, 2007 that the Listing Council had determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Global Market continued listing requirements until February 18, 2008 (the Listing Council Decision”). In its decision, the Listing Council noted that its discretion is limited to the lesser of 60 days from the date of the Listing Council Decision or 180 days from the date of the decision of the Panel, which was September 25, 2007. Therefore, the maximum amount of time the Listing Council can grant the Company is until February 19, 2008. However, on February 14, 2008, the Company received a letter advising it that the NASDAQ Board of Directors has decided to review the Council’s December 19, 2007 decision and stay delisting pending further consideration by the Board.
     As a result of our failure to file our periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of securities until all periodic reports have been timely filed for at least 12 months. In addition, if NASDAQ concludes that we are not in compliance with applicable listing requirements, then we may be unable to continue to list our stock on the NASDAQ Global Market.

RESULTS OF OPERATIONS
     The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		(in thousands)
Revenues:
Americas	$4,173		$8,684
EMEA	20,467		27,059
Nonreportable segments	—		—

	24,640		35,743

Cost of revenues:		(% of revenue)		(% of revenue)
Americas	4,513	108.1%	6,789	78.2%
EMEA	16,446	80.4%	20,314	75.1%
Nonreportable segments	(20)	—	—	0.0%

	20,939	85.0%	27,103	75.8%

Gross margins:
Americas	(340)	(8.1)%	1,895	21.8%
EMEA	4,021	19.6%	6,745	24.9%
Nonreportable segments	20	—	—	100.0%

	$3,701	15.0%	$8,640	24.2%

Americas
     Revenues in the Americas region decreased to $4.2 million in the first quarter of 2007 from $8.7 million in the first quarter 2006. This decrease was primarily due to our decision both to direct our attention to higher margin contracts rather than volume and to an increased emphasis on managing the utilization of our engineering resources. In addition, revenues from one of our largest customers in our Americas segment slowed during the first quarter of 2007. The gross margin for the Americas decreased to (8.1%) from 21.8% in the first quarter of 2006 primarily as a result of reduced revenues from one of our largest customers in our Americas segment. In addition we experienced competitive pricing pressures in our Americas segment and lower than expected profit margins on the completion of certain projects during the quarter.
EMEA
     For the first quarter of 2007, revenues decreased by $6.6 million to $20.5 million from $27.1 million in the corresponding period in 2006. The primary reasons for this change were decreases in revenues generated by our Algeria, UK and Saudi operations. Gross margin for the EMEA region for the quarter ended June 30, 2007 was 19.6% in the first quarter of 2007 compared to 24.9% in the corresponding period in 2006. The decrease in gross margins for the first quarter of fiscal 2007 as compared to the corresponding period in 2006 were primarily the result of our having to continue to incur certain costs in Algeria and the UK that we were not able to reduce in proportion to the reduction in revenue we experienced. Additionally, we experienced a price decrease in our Saudi contract during 2007, which had a negative impact on gross margin.
Nonreportable segments
     There were no revenues from the non-reportable segments in the three months ended March 31, 2007.

Operating Expense

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Sales and marketing:
Americas	$633	$555
EMEA	1,432	1,466
Nonreportable segments	842	4

	2,907	2,025

Bad debt expense (recovery):
Americas	—	22
EMEA	—	(41)
Nonreportable segments	—	—

	—	(19)

General and administrative:
Americas	857	781
EMEA	2,865	2,415
Nonreportable segments	2,618	3,005

	6,340	6,201

Depreciation and amortization:
Americas	75	135
EMEA	477	435
Nonreportable segments	71	85

	623	655

Total:
Americas	1,565	1,493
EMEA	4,774	4,275
Nonreportable segments	3,531	3,094

Total	$9,870	$8,862

     The increase in sales and marketing expenses from $2.0 million in the first quarter of 2006 to $2.9 million in the first quarter of 2007 is due primarily to costs incurred due to increased sales headcount and increased sales efforts partially offset by reduced commission expense in the EMEA region as a result of lower revenues relating to our Algeria and Saudi contracts.
     General and administrative expense increased $0.1 million to $6.3 million for the three months ended March 31, 2007 from $6.2 million in the comparable period of 2006. This change was primarily attributable to a $0.5 million increase in the EMEA region partly due in part to new offices and additional support staff, offset by a $0.4 million decrease in expense attributable to the Nonreportable segment.

Other Income and Expense

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest income:
Americas	$—	$—
EMEA	12	6
Nonreportable segment	43	9

	55	15

Interest expense:
Americas	—	—
EMEA	(5)	—
Nonreportable segment	(203)	(186)

	(208)	(186)

Other:
Americas	36	(132)
EMEA	(524)	(290)
Nonreportable segment	223	367

	(265)	(55)

Total:
Americas	36	(132)
EMEA	(517)	(284)
Nonreportable segment	63	190

Total	$(418)	$(226)

     Interest expense was $0.2 million for the first quarter of 2007 and for the comparable period in 2006.
     In the first quarter of 2007, other income (expense) increased $0.2 million over the comparable period in 2006, primarily due to the uninsured portion of a casualty loss related to equipment in our EMEA segment.
     Tax Expense
     A tax expense of $0.6 million was recognized in the first quarter of 2007 as compared to $1.0 million in the first quarter of 2006. The tax expense arises from international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the three months ended March 31, 2007 and 2006.
Sources and Uses of Cash

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Net cash used in operating activities	$(2,919)	$(5,065)
Net cash used in investing activities	(5,418)	(254)
Net cash provided by financing activities	5,610	1,658
Effect of exchange rates on cash and equivalents	29	55

Net decrease in cash and cash equivalents	$(2,698)	$(3,606)

     During the three months ended March 31, 2007, the Company’s balance of cash and cash equivalents decreased by $2.7 million. This decrease in cash and cash equivalents was primarily the result of our use of cash of $5.4 million in investing activities and $2.9 million used in operating activities, offset by $5.6 million net provided by financing activities. The principal investing activities were the acquisition of the Europe, Middle East and Africa business of WFI using net cash of $4.1 million and purchases of property and equipment of $1.3 million.
     During the three months ended March 31, 2006, the Company’s balance of cash and cash equivalents decreased by $3.6 million. Cash used in operating activities increased to $5.1 million, primarily due to a decrease in accounts payable and accrued expenses representing net payments of $9.6 million during the first quarter of 2006. This was partially offset by a combined decrease of $5.0 million in trade and unbilled receivables representing net collections during the quarter. Cash used in investing activities was $0.3 million, which was offset by cash provided by financing activities of $1.7 million.
     The principal requirements for cash during the first quarter of 2007 were as follows: (1) to finance the operating losses of the Americas business and our corporate costs; (2) working capital needs of the business; and (3) to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the three months ended March 31, 2007, we used $1.3 million of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes.
     We have met our cash needs during the period by accelerating the collection of receivables from certain of our customers by integrating with the customer’s automated payment processes and by retaining more experienced and better trained collection personnel as well as reinstituting requirements for our sales personnel to be actively engaged assisting in customer collections. To meet our working capital needs we have a receivables based financing arrangement in the U.S. and as part of the sale in the second quarter of 2006 of the U.S. Network Deployment Business, we entered into a borrowing arrangement with Nokia, the buyer of that business, to advance us funds related to the unbilled receivables transferred to them. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. The Company received advances of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. At March 31, 2007, the balance outstanding under the borrowing arrangement was $0.6 million. The balance outstanding was repaid in full as of June 30, 2007. See also Note 9, Lines of Credit and Notes Payable.
     On March 9, 2007, we entered into a revolving credit facility with Bank of America, N.A., (“Bank of America”) and terminated our existing credit facility with Commerce Funding Corporation. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of WFI, we amended and restated our outstanding credit facility with Bank of America. The Amended and Restated Credit Agreement, was further amended on November 30, 2007 revolving loans, to among other things, provide for a bank waiver and amend certain covenants in the agreement for events of default) the facility now provides for revolving loans of up to $21.95 million which amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 with any balance payable on November 29, 2009. The amendment also increased the applicable interest rate on borrowings by 1.00% per annum, amended of the financial covenants set forth in the agreement and required the payment to the bank of a fee of up to $0.6 million in connection with the amendment. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing. On June 1, 2007, we issued a promissory note to WFI in the amount of $21.6 million in connection with the purchase. This promissory note is subordinated to our obligations under the amended and restated credit facility discussed above. On July 1, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the promissory note were transferred to SPCP.
     As a result of the sale of the U.S. Network Deployment Business, the restructuring activities implemented during the second quarter of 2007, our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, and the increased revenue we expect in the Americas segment as a result of the WFI US acquisition in May 2007, we expect our cash flow to improve during the remainder of 2007 and into 2008.
     Due to the more favorable payment terms we have negotiated with certain customers in EMEA, and the automation and integration of certain processes into those of certain of our larger customers, we expect to continue to speed up the cash to cash cycle.
     Based on our analysis of the cash flows of the business and the financing we have in place, the Company believes it has sufficient cash flows and borrowing capacity to meet its operating needs for the next twelve months.

Cash Requirements

	March 31, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents (excluding restricted cash)	$3,747	$6,445

Lines of credit — short term	$6,556	$1,038

Lines of credit — long term	$267	$—

Note payable	$577	$3,188

Working capital	$20,136	$33,490

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
     During 2006, we significantly decreased our dependence on working capital intensive and lower margin deployment services as we exited that business in the U.S. and Brazil in the Americas region and wound down deployment service contracts in countries such as Italy and Spain. This has decreased working capital fluctuations and working capital needs. Additionally, we will continue to focus our business on RF engineering services and Operations and Maintenance contracts. We believe we will experience less fluctuation in our working capital as these services are generally higher margin businesses and require less working capital because of the fact that such services are generally not milestone based or have shorter milestone periods and in many cases do not have retainage provisions. We have also been able to lessen some of the working capital needs created by these contracts by negotiating payment terms with our contractors that more closely match our payments to the vendors to the payments we receive from our customers. Additionally, to increase our liquidity we have entered into accounts receivable or other asset based financing arrangements. Additionally, on April 19, 2007, we raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares at a price of $3.35 per share in a private placement. We used the proceeds from the offering primarily for working capital and general corporate purposes.
     During May 2007, the Company entered into a factoring agreement (“the Agreement”) with Barclays Factoring, S.A., (“Barclays”) whereby the Company may sell eligible accounts receivable to Barclays on a revolving basis up to a maximum of 800,000 Euros. Under the terms of the Agreement, accounts receivable are sold to Barclays without recourse at their face value less interest of Euro Interbank Offered Rate (“EURIBOR”) at 90 days plus 0.9% and a commission of 0.15%.

     In 2006, we significantly decreased our dependence on working capital intensive and lower margin deployment services as we exited that business in the U.S. and Brazil in the Americas region and wound down deployment service contracts in countries such as Italy and Spain. This has decreased working capital fluctuations and working capital needs. Additionally, we will continue to focus our business on RF engineering services and Operations and Maintenance contracts. As a result of the decreased dependence on the deployment related services, we experienced less fluctuation in our working capital as non-deployment services are generally higher margin businesses and require less working capital. Additionally, such services are generally not milestone based or have shorter milestone periods and in many cases do not have retainage provisions. We have also been able to lessen some of the working capital needs created by these contracts by negotiating payment terms with our contractors that more closely match our payments to the vendors to the payments we receive from our customers. Additionally, to increase our liquidity we have entered into accounts receivable or other asset based financing arrangements. Finally the reduced activity of deployment related services in the UK and Algeria have positively impacted cash flow as we have been able to collect amounts owed to us for such past services with no requirement to increase the need for working capital as a result of the relatively low level of new deployment service activity in 2007.
     On July 3, 2007, we filed a current report on Form 8-K disclosing that as a result of reduced operations in the UK and Algeria and as part of our recent WFI acquisitions, effective June 27, 2007, we have taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. Total charges of approximately $1.8 million, were incurred primarily in the second and third quarters of 2007. Approximately $1.3 million of the charge is related to severance and headcount related costs and $0.5 million is related to non-headcount related expenses. We paid the majority of severance and related costs in the third quarter of 2007, with the remaining costs to be paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in December 2007.
     We believe that our cash balances, current financing agreements and access to additional financing will provide us with sufficient cash to fund our operations for at least the next 12 months.
     Existing contractual obligations are primarily limited to operating leases, primarily for office facilities, and to a lesser extent, test equipment computers and office furniture.
CRITICAL ACCOUNTING POLICIES
     Our critical accounting policies are as follows:
•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes;

•	restructuring charge;

•	share-based compensation; and

•	goodwill and intangibles.
          Revenue recognition
     Our principal sources of revenues consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 44.1% for the three months ended March 31, 2007 and was 52.8% for the year ended December 31, 2006. We recognize revenues on fixed-price contracts using the percentage-of -completion method. With the percentage-of -completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At March 31, 2007 and December 31, 2006, respectively, we had $23.5 million and $24.8 million of unbilled receivables.

Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the three months ended March 31, 2007 and 2006, we derived 75.3% and 82.3%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. For the year ended December 31, 2006, we derived 82.7% of total revenues from our ten largest customers. These ten largest customers constituted 59.8% and 80.3% of our net receivable balance as of March 31, 2007 and December 31, 2006, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     We assessed the realizability of certain deferred tax assets during the first quarter of 2007, consistent with the methodology we employed for 2006. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2007 to determine the appropriate level of valuation allowance. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As part of our adoption of FIN 48, we recognized a $0.9 million increase in U.S. and foreign tax liabilities for unrecognized tax benefits which was accounted for as an increase of the January 1, 2007 balance of the accumulated deficit.
          Restructuring charge
     In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. This facility charge primarily relates to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of March 31, 2007 that we will receive $2.7 million in sublease income all of which is committed.
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

          Goodwill and Intangibles
     We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps:
     (1) A reporting unit’s fair value is compared to its carrying value. The carrying values of each reporting unit are determined by specifically identifying and allocating the assets and liabilities of the Company to each reporting unit based on headcount, relative revenues or costs, or other methods as deemed appropriate by management. If the fair value is less than its carrying value, impairment is indicated;
     (2) If impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level.
     We will complete the required impairment review in the fourth quarter of fiscal 2007.
RELATED PARTY TRANSACTIONS
     The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and during the first quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of our cash costs and expenses. The Company billed Telcom Ventures approximately $20,000 and $34,000 during the three months ended March 31, 2007 and 2006, respectively. The Company received reimbursements from Telcom Ventures of approximately $20,000 and $39,000 during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, outstanding amounts associated with payments made by the Company under this agreement were approximately $7,000 and $1,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.
     During the three months ended March 31, 2007 and 2006, the Company provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from this customer were $56,000 and $195,000 for the three months ended March 31, 2007 and 2006, respectively. Billed and unbilled receivables outstanding were approximately $39,000 as of March 31, 2007 and $66,000 as of December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

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
     Approximately 83.1% and 75.7% of the Company’s revenues were generated by our EMEA segment for the three months ended March 31, 2007 and 2006, respectively, the majority of which were in the Netherlands, Saudi Arabia, and the UK in 2007 and Algeria and Saudi Arabia in 2006. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2007 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $0.4 million during the three months ended March 31, 2007.
     We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed from the London operations at March 31, 2007 (denominated in Euros) include Italy in the amount of $4.6 million, Algeria in the amount of $6.1 million and Saudi Arabia in the amount of $7.4 million. Foreign subsidiaries with amounts owed to the McLean operations at March 31, 2007 (denominated in Euros or British Pounds) include Italy in the amount of $4.6 million and the United Kingdom in the amount of $15.5 million. These balances generated a foreign exchange loss of $0.3 million included in our consolidated results for the three months ended March 31, 2007. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.2 million increase to our operating profits in 2007 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.
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
     As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2006 Annual Report on Form 10-K. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of March 31, 2007 the Company’s disclosure controls were not effective because of the material weaknesses described below.
Material Weaknesses in Internal Controls over Financial Reporting
     A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim quarterly financial statements will not be prevented on a timely basis.
     In the Company’s 2006 Annual Report on Form 10-K which was filed on December 12, 2007, the Company identified two material weaknesses, one, in its internal control over financial reporting relating to the monitoring of individual accounts and classes of transactions by personnel with sufficient expertise and secondly, in regard to the lack of supervisory review of accrual based costs specific to Algeria. The Company has also determined that during 2007 it did not maintain effective controls over the preparation of its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions, which results in a material weakness.
     In 2007, the Company took steps to remediate the two material weaknesses to ensure competent and timely monitoring of internal controls and strict oversight over the accrual process in Algeria.

     In 2007, the Company took steps to remediate the two material weaknesses to ensure competent and timely monitoring of internal controls strict oversight over the accrual process in Algeria and to make the closing process more efficient However, as of March 31, 2007, these steps had not been completed and, therefore, as of March 31, 2007 the Company did not maintain effective internal controls with regard to the above-identified material weaknesses.
     In regard to the deficiency related to monitoring, the Company utilized an experienced professional services firm and independent contractor to partner with management to execute its Internal Audit function and develop, plan, implement, and execute, testing of internal controls. This process allowed management to timely evaluate and assess the effectiveness of the controls. LCC took an additional step as of this filing to provide an even greater emphasis on its internal control environment by creating a senior level management position overseeing Internal Audit that was filled by a qualified candidate effective January 2nd, 2008.
     In respect to the accrual process in Algeria, in 2007, LCC took the following steps:
•	Provided management training of operations and financial personnel as to the identification of all of the cost elements that should be included in the accrual of costs related to its deployment activities.

•	Required a monthly review by the SVP of EMEA of all elements of the entity level financial statements including all accrual based entries.
     The Company took an additional step as of this filing to provide an even greater emphasis on its internal control environment by creating a Controller position in Algeria to oversee financial operations and monitor effectiveness of controls. The position was filled by a qualified candidate in December 2007.
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
     Except as described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
     We are party to various non-material legal proceedings and claims incidental to our business.
Item 1A: Risk Factors
     There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3: Defaults Upon Senior Securities
     Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5: Other Information
     Not Applicable
Item 6: Exhibits

10.1	—	Agreement, dated as of March 9, 2007, by and between LCC Wireless Engineering Services, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 9, 2007)

10.2	—	Purchase Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors set forth on the signature pages affixed thereto (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.3	—	Registration Rights Agreement, dated as of April 19, 2007, by and among LLC International, Inc. and the Investors executing the Agreement and named in the Purchase Agreement (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Louis Salamone, Jr.
Louis Salamone, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

February 21, 2008