Form 10-Q
period 2007-06-30
LCC INTERNATIONAL INC
filed 2008-02-21
CIK 1016229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act. (Check one):

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

As of February 8, 2008, the registrant had outstanding 26,074,687 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”).

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$29,717	$33,997	$54,358	$69,740
COST OF REVENUES (exclusive of depreciation shown separately below)	24,344	25,022	45,283	52,125

GROSS PROFIT	5,373	8,975	9,075	17,615

OPERATING EXPENSE:
Sales and marketing	3,647	1,666	6,555	3,690
General and administrative	6,129	6,281	12,469	12,463
Restructuring charge	1,063	108	1,063	108
Depreciation and amortization	871	704	1,494	1,360

	11,710	8,759	21,581	17,621

OPERATING INCOME (LOSS)	(6,337)	216	(12,506)	(6)

OTHER INCOME (EXPENSE):
Interest income	12	25	67	40
Interest expense	(533)	(219)	(741)	(405)
Other	117	359	(148)	304

	(404)	165	(822)	(61)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,741)	381	(13,328)	(67)
PROVISION FOR INCOME TAXES	341	889	988	1,868

LOSS FROM CONTINUING OPERATIONS	(7,082)	(507)	(14,316)	(1,935)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of applicable taxes of zero)	(374)	(337)	(876)	(1,069)
Gain (loss) on disposal of discontinued operations (net of applicable taxes of zero)	—	922	(1,550)	922

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(374)	585	(2,426)	(147)

NET INCOME (LOSS)	$(7,456)	$78	$(16,742)	$(2,082)

NET LOSS PER SHARE:
Continuing operations
Basic and diluted	$(0.24)	$(0.02)	$(0.51)	$(0.08)

Discontinued operations
Basic and diluted	$(0.01)	$0.02	$(0.09)	$—

Net loss per share
Basic and diluted	$(0.25)	$—	$(0.60)	$(0.08)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic and diluted	30,110	24,849	27,906	24,780

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,727	$6,445
Restricted cash	687	883
Receivables, net of allowance for doubtful accounts of $553 and $200 at June 30, 2007 and December 31, 2006, respectively
Trade accounts receivable	33,537	34,755
Unbilled receivables	28,525	24,807
Due from related parties and affiliates	89	3
Due from disposal of business	2,871	7,610
Deferred income taxes, net	38	118
Prepaid expenses and other current assets	4,562	3,798
Prepaid tax receivable and prepaid taxes	164	356
Assets held for sale	321	587

Total current assets	75,521	79,362
Property and equipment, net	5,323	2,779
Deferred income taxes, net	1,108	1,453
Goodwill	57,586	13,989
Other intangibles	120	293
Other assets	1,145	547

	$140,803	$98,423

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit	$420	$1,038
Note payable	—	3,188
Accounts payable	12,612	17,224
Accrued expenses	15,025	13,867
Accrued employee compensation and benefits	6,374	6,545
Deferred revenue	1,262	119
Income taxes payable	1,803	2,082
Accrued restructuring current	1,831	949
Other current liabilities	3,116	597
Liabilities held for sale	429	263

Total current liabilities	42,872	45,872
Lines of credit	23,202	—
Note payable	21,584	—
Accrued restructuring noncurrent	216	87
Other liabilities	643	368

Total liabilities	88,517	46,327

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 31,191 shares issued and 31,031 shares outstanding and 25,803 shares issued and 25,644 shares outstanding at June 30, 2007 and December 31, 2006, respectively	312	258
Class B common stock; $.01 par value:
20,000 shares authorized; 0 shares and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Paid-in capital	129,797	112,762
Accumulated deficit	(82,236)	(63,470)

Subtotal	47,873	49,550
Accumulated other comprehensive income — foreign currency translation adjustments	5,295	3,428
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	52,286	52,096

	$140,803	$98,423

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(16,742)	$(2,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,509	1,452
Provision (recovery) for doubtful accounts	(7)	(19)
Non-cash share-based compensation	1,093	939
Restructuring charge	931	108
Loss (gain) on disposal of Network Deployment business	1,550	(922)
Gain on disposal of fixed assets	7	—
Changes in operating assets and liabilities:
Trade and unbilled receivables	5,766	3,143
Accounts payable and accrued expenses	(11,310)	(8,206)
Other current assets and liabilities	7,978	(4,277)
Other non current assets and liabilities	(4,646)	294

Net cash used in operating activities	(13,871)	(9,570)

Cash flows from investing activities:
Purchases of property and equipment	(2,347)	(465)
Proceeds from sale of businesses	—	985
Business acquisitions, net of cash acquired	(24,006)	—

Net cash used in investing activities	(26,353)	520

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,837	—
Proceeds from exercise of options	159	535
Proceeds from line of credit	31,172	13,971
Payments on line of credit	(8,786)	(14,622)
Proceeds from note payable	—	3,159

Net cash provided by financing activities	38,382	3,043

Effect of exchange rate changes on cash and equivalents	124	—
Net decrease in cash and cash equivalents	(1,718)	(6,007)
Cash and cash equivalents at beginning of period	6,445	14,196

Cash and cash equivalents at end of period	$4,727	$8,189

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$897	$363
Income taxes	$1,207	$1,968
Supplemental disclosures of non cash investing and financing activities:
Reduction in due from disposal of business and related note payable	$3,188	$—
Note payable issued in connection with business acquisition	$21,584	$—

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

The accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2006 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

Significant accounting policies are as follows:

Cash Equivalents and Restricted Cash  Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. Restricted cash is composed of primarily performance and or bid bonds in our EMEA region. At June 30, 2007, the Company had $3.7 million in foreign bank accounts.

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

The Company had the following significant concentrations of trade receivables from customers located outside the United States at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(in thousands)

Europe	$10,483	$10,206
Middle East/Africa	$19,883	$19,990
Asia-Pacific	$110	$288

The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 66.3% and 83.9% of its revenues from its ten largest customers for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company derived approximately 68.7% and 83.1% of its revenues from its ten largest customers for the six months ended June 30, 2007 and June 30, 2006, respectively. These ten largest customers constituted 68.0% and 80.3% of our net receivable balance as of June 30, 2007 and December 31, 2006, respectively.

Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, the Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

Fair Value of Financial Instruments  The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of June 30, 2007 and December 31, 2006 because of the relatively short duration of these instruments. The carrying value of the borrowing facilities approximated the fair value as the instruments included a market rate of interest.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 11, Income Taxes — Adoption of Fin48.

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

The Company is also subject to foreign currency transaction gains or losses due to intercompany payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed from the London operations at June 30, 2007 (denominated in Euros) include Italy, Algeria, and Saudi Arabia. Foreign subsidiaries with amounts owed to the McLean operations at June 30, 2007 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the three months ended June 30, 2007 and June 30, 2006, these balances generated a foreign exchange gain (loss) of ($0.3) million and $0.2 million, respectively. For the six months ended June 30, 2007 and June 30, 2006, these balances generated a foreign exchange gain (loss) of ($0.0) million and $0.1 million, respectively. These amounts are included in other income (expense) in the consolidated results of operations.

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

Factoring of Accounts Receivable  During the second quarter of 2007, the Company entered into an accounts receivable factoring agreement with a financial institution in EMEA whereby the Company may sell eligible accounts receivable. The Company accounts for the program under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as amended by SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” See Note 10, Lines of Credit and Notes Payable.

Reclassifications  Certain immaterial items in the prior period’s consolidated financial statements, included herein, have been reclassified to conform to the current period’s consolidated financial statement presentation.

NOTE 3.	NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”),an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141R and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is in the process of determining the effect of the adoption of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the effect of the adoption of SFAS No. 157 on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4.	BUSINESS COMBINATIONS

On March 9, 2007, the Company completed the purchase of the equity interests in the Europe, Middle East and Africa wireless engineering services business of Wireless Facilities, Inc., (“WFI”), for a cash purchase price of $4.0 million. Transaction and other related costs of approximately $0.5 million (including $0.1 million incurred in the second quarter of 2007) were incurred in connection with the transaction. On March 9, 2007, in connection with the acquisition, the Company entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). See also Note 10, Lines of Credit and Notes Payable.

The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $3.7 million was recorded on acquisition based on a preliminary purchase price allocation by management as noted below. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The portions of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets which may include trade names, customer lists and backlog. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. The goodwill recorded is not deductible for tax purposes. The following table represents the preliminary allocation of the purchase price for the equity interests of the Europe, Middle East and Africa business of WFI, (“WFI EMEA”) based on management estimates.

(in thousands)

Fair value of tangible net assets acquired:
Cash and cash equivalents	$250
Trade accounts receivable (net)	1,681
Unbilled receivables	1,637
Fixed assets	854
Other assets	487
Liabilities assumed	(4,102)
Excess cost of acquiring WFI EMEA over fair value of identified net assets acquired (goodwill)	3,663

$4,470

The Company paid a premium over the fair value of the net tangible assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served.

The Company did not present pro forma information as this acquisition was immaterial to the Company’s consolidated results of operations and financial position.

On May 29, 2007, the Company acquired certain assets and liabilities of the US wireless engineering services business of WFI, which included customer contracts, tools, other assets and approximately 350 employees. The purchase consideration was approximately $38.6 million, (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.4 million), $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed in Note 10 , Lines of Credit and Note Payable. Transaction and other related costs of approximately $2.7 million (including $0.5 million of severance costs) were incurred in connection with the transaction. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP. A portion of the cash consideration was funded by the Company’s borrowings under the revolving credit facility with Bank of America, N.A., which was amended on May 29, 2007, in connection with the Company’s purchase. See Note 10, Lines of Credit and Note Payable.

The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $39.6 million was recorded on acquisition based on a preliminary purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The portions of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets which may include trade names, customer lists and backlog. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available.

The following table represents the preliminary allocation of the purchase price for the selected assets and liabilities of the US wireless engineering services business of WFI acquired by the Company:

(in thousands)

Fair value of tangible assets acquired	$3,368
Liabilities assumed	(1,617)
Excess cost of acquiring net assets over fair value of identified net assets acquired (goodwill)	39,619

$41,370

The Company paid a premium over the fair value of the net tangible assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served.

The following table summarizes unaudited pro forma financial information assuming the US WFI acquisition had occurred on January 1, 2006. The Company did not present pro forma information for WFI EMEA as this acquisition was immaterial to the Company’s consolidated results of operations and financial position. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$37,263	$52,255	$75,273	$105,584
Operating (loss) income	$(7,510)	$841	$(13,995)	$610
Net loss	$(9,057)	$(907)	$(19,190)	$(3,487)
Loss per share (basic and diluted)	$(0.30)	$(0.04)	$(0.69)	$(0.14)

NOTE 5.	DISCONTINUED OPERATIONS

In 2006, the Company made the decision to sell its U.S. Network Deployment operations and its Brazilian Subsidiary, LCC do Brasil Ltda. (“LCCI Brazil”). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of these operations have been classified as discontinued operations in the accompanying consolidated statement of operations. All prior periods have been restated to reflect these operations as discontinued. In addition, assets and liabilities of these operations that were not sold as of June 30, 2007 and December 31, 2006, were reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets.

The revenue, gross margin and pre tax operating loss relating to the Company’s discontinued operations for the three and six months ended June 30, 2007 and June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$489	$8,306	$990	$13,757

Gross margin (loss)	$(58)	$106	$(11)	$(100)

Loss from discontinued operations (net of applicable taxes of zero)	(374)	(337)	(876)	(1,069)
Gain (loss) on disposal of discontinued operations (net of applicable taxes)	—	922	(1,550)	922

Total (loss) gain from discontinued operations	$(374)	$585	$(2,426)	$(147)

The Company recognized an after-tax gain of $0.9 million upon completion of the sale of the U.S. Network Deployment business during the second quarter of 2006.

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

Prior to this decision, the results of these operations were reported in the Americas segment. Nokia Inc. (“Nokia”) acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. network Deployment business, for a total consideration of $10.2 million. The consideration included $985,000 of cash proceeds, with the remainder to be paid upon final settlement. At June 30, 2007, $2.9 million was due from Nokia in connection with this transaction. The Company and Nokia reached a definitive agreement on the amount receivable (reported in the Company’s consolidated financial statements as Due from Disposal of Business as $3.4 million) for $1.8 million. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.

In conjunction with the sale, the Company entered into a loan agreement with Nokia whereby Nokia would advance up to a maximum of $4.2 million. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. The Company received advances of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. The payments to these vendors were pre-approved by Nokia. The Note payable was repaid in full as of June 30, 2007. See also Note 10, Lines of Credit and Notes Payable.

The Company also entered into a transition services agreement whereby the Company provides Nokia with transitional services for a period of up to 12 months. For such transitional services, Nokia pays the Company a monthly fee which escalates after the first six months and escalates further after nine months. During the three and six months ended June 30, 2007 and 2006, monthly fees billed under this agreement were not significant.

The following table presents revenue, gross margin (loss) and pre tax operating loss for the U.S. Network Deployment business for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$30	$7,737	$91	$12,599

Gross margin (loss)	$30	$60	$91	$(187)

Income (loss) from discontinued operations (net of applicable taxes of zero)	28	(211)	77	(788)
Gain (loss) on disposal of discontinued operations (net of applicable taxes)	—	922	(1,550)	922

Total income (loss) from discontinued operations	$28	$(711)	$(1,473)	$134

Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment business are included in the balance sheet as of June 30, 2007 and December 31, 2006 and are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Billed accounts receivable	$127	$183
Accounts payable	382	1,087
Accrued expenses	565	623

Sale of Brazilian Subsidiary

In July 2006 the Company made the decision to sell or liquidate its Brazilian Subsidiary, LCCI Brazil. LCCI Brazil provided mainly network deployment services and to a lesser degree RF Engineering. RF Engineering services include the design, optimization and performance improvement of wireless networks. In August 2006, after evaluating both options, the Company committed to a plan to sell LCCI Brazil to the management of the operation.

On October 27, 2006, the Company entered into a definitive Sale and Purchase Agreement with management, subject to approval of the Board of Directors of the Company. The Board of Directors of the Company approved the transaction on November 2, 2006. Prior to this decision, the results of these operations were reported in the Americas segment.

On November 12, 2007, the Company received notice from the buyers that they had decided not to proceed with the acquisition of LCCI Brazil. The Company is exploring other alternatives including the opportunity to sell to another interested party that has submitted a non-binding letter of intent to purchase LCCI Brazil. On October 5, 2007 the Company entered into a non-biding letter of intent for the sale of LCCI Brazil. See also Note 18, Subsequent Events.

The revenue, gross margin (loss) and pre tax operating loss for LCCI Brazil for the three and six months ended June 30, 2007 and June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$459	$569	$899	$1,158

Gross margin (loss)	$(88)	$46	$(102)	$87

Loss from discontinued operations (net of applicable taxes of zero)	$(402)	$126	$(953)	$(280)

Additionally, certain assets and liabilities related to LCCI Brazil included in the balance sheet as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Cash and cash equivalents (cash overdraft)	$(14)	$50
Other receivables	209	418
Other current assets	63	65
Fixed assets	63	54

Assets held for sale	$321	$587

Accounts payable	153	$84
Accrued employee compensation and benefits	173	113
Other accrued expenses	103	66

Liabilities held for sale	$429	$263

NOTE 6.	GOODWILL AND INTANGIBLES

As of June 30, 2007 and December 31, 2006, goodwill and other acquired intangible assets consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)

Goodwill	$57,586	$13,989

Other intangibles:
Customer relationships	$1122	$1,098
Trade names	210	205
Patents	43	28
Other	78	223
Accumulated amortization	(1,333)	(1,261)

Other intangibles	$120	$293

Goodwill increased by $43.6 million as of June 30, 2007. Goodwill totaling $3.7 million was recorded on the acquisition of the equity interests in the Europe, Middle East and Africa business of WFI, and goodwill totaling $39.6 million was recorded on the acquisition of certain assets and liabilities of the US wireless engineering services business of WFI, See Note 4. Business Combinations. The remaining increase of $0.4 million was due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. The Company performs its annual impairment review, annually in the fourth quarter, or earlier if changes in circumstances indicate a potential impairment. No impairment in goodwill was noted.

NOTE 7.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2007 and 2006. Comprehensive income (loss) for the three and six months ended June 30, is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)

Net income (loss)	$(7,456)	$78	$(16,742)	$(2,082)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gains	257	852	693	1,280

Other comprehensive income (loss)	$(7,199)	$930	$(16,049)	$(802)

NOTE 8.	RESTRUCTURING CHARGE

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

Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2007 through 2014. The accrual remaining at June 30, 2007 includes approximately $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual assumes as of June 30, 2007 that the Company will receive $2.7 million in sublease income, all of which is committed. During the second quarter of 2007, the Company recorded a reduction in the restructuring payable of $0.5 million, mainly in respect of the over accrual of costs associated with tenant improvements.

During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a restructuring charge of $1.6 million. Approximately $1.1 million of the charge was related to severance and headcount related costs and $0.5 million was related to non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the third and fourth quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs expected to be paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in December, 2007.

The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the US wireless engineering services business of WFI. The Company included these severance charges in goodwill. See Note 4, Business Combinations.

A reconciliation of the restructuring activities is as follows:

		Facilities
	Severance	and other	Total
	(in thousands)

Restructuring payable as of December 31, 2005	$22	$1,542	$1,564
Restructuring charge	—	108	108
Reversal of excess severance	(19)	—	(19)
Charges against restructuring payable:
Payments for excess office space, net of sublease income	—	(645)	(645)
Other	—	28	28

Restructuring payable as of December 31, 2006	3	1,033	1,036
Restructuring charge	1,068	488	1,556
Reversal of excess facilities provision	—	(493)	(493)
Restructuring charge on acquisition	545	—	545
Charges against restructuring payable:
Payments for excess office space, net of sublease income		(409)	(409)
Payments for severence	(188)		(188)

Restructuring payable as of June 30, 2007	$1,428	$619	$2,047

At June 30, 2007 and December 31, 2006, the restructuring payable was classified as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Accrued restructuring current	$1,831	$949
Accrued restructuring non-current	216	87

Accrued restructuring total	$2,047	$1,036

NOTE 9.	FACTORING AGREEMENT

During May 2007, the Company entered into a factoring agreement with Barclays Factoring, S.A., (“Barclays”) whereby the Company may sell eligible accounts receivable to Barclays on a revolving basis up to a maximum of 800 thousand Euros. Under the terms of the Agreement, accounts receivable are sold to Barclays without recourse at their face value less interest of EURIBOR at 90 days plus 0.9% and a commission of 0.15%. Accounts receivable sales were approximately 692 thousand Euros during the three months ended June 30, 2007.

NOTE 10.	LINES OF CREDIT AND NOTES PAYABLE

As discussed in Note 5, Discontinued Operations, in connection with the sale of the U.S. Network Deployment business, the Company entered into a loan agreement with Nokia, whereby Nokia would advance up to a maximum of $4.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million as interest expense. The Company received advances of approximately $4.2 million. At December 31, 2006, $3.2 million was outstanding and is classified as a note payable in the accompanying consolidated financial statements. The loan is secured by the rights of LCC International, Inc. and LCC Wireless Design Services, LLC in certain unbilled accounts receivable which were sold to Nokia in the transaction, as well as by any amounts in the disbursement account established pursuant to the loan agreement. The note payable was repaid in full as of June 30, 2007.

On July 18, 2005, the Company, and Commerce Funding Corporation (“CFC”) entered into an Assignment and Transfer of Receivables Agreement (the “CFC Agreement”) pursuant to which the Company may elect to transfer certain of its accounts receivable to CFC in exchange for cash. At the same time, the Company, LCC Wireless Design Services, LLC, a subsidiary of the Company, and CFC entered into a Fee Agreement and each also entered into a General Continuing Guaranty Agreement (together with the CFC Agreement the “Financing Documents”).

On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1.0 million for a total of $4.0 million. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from approximately $23,000 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1.0 million for a total of $5.0 million. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to approximately $38,000. Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. On March 9, 2007, the Company terminated this Agreement.

In June 2006, Detron Belgium, which the Company acquired on December 29, 2006, entered into a credit agreement with ING bank. Under this agreement, Detron Belgium may borrow annually approximately $36,000, which amount was advanced to the Company at an interest rate of 4.8% per year. This is repayable in twelve monthly payments, the final payment being due in July 2007. In December 2006, Detron Belgium entered into a credit agreement with ING Bank. Under this agreement, Detron Belgium may borrow annually up to approximately $66,000, which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2007. As of June 30, 2007, Detron Belgium had $0.1 million outstanding under these lines of credit.

In January 2007, Detron Netherlands, entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility, (“Facility A”), and a loan facility, (“Facility B”). The maximum amount which Detron Netherlands may have outstanding under Facility A is $2.0 million such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABN AMRO’s adjustable Euro basis interest rate plus 1.5%. This was 6.0% at June 30, 2007. Approximately $0.1 million was advanced to the Company under Facility A. Under Facility B, ABN AMRO advanced to Detron Netherlands $0.5 million. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable over two years; the first payment was due on May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of Detron Netherlands. At June 30, 2007, there was $0.6 million outstanding under Facility B.

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

The new credit facility was amended on May 29, 2007 (the “amended credit facility”), in connection with the Company’s purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business. Under the terms of the amended credit facility, the aggregate amount owed to Bank of America by the Company, at any time may not exceed $30.0 million. The amended credit facility requires that the Company maintain certain net worth and working capital covenants and to provide audited annual financial statements and unaudited quarterly financial statements to Bank of America. In addition the Company is required to make mandatory repayments of the amounts due in the event that the total amount owing under the amended credit facility exceeds the borrowing base amount as defined within the agreement. At June 30, 2007, the Company was not in compliance with the amended credit facility due to violations of certain financial performance covenants and the failure to provide the annual audited and periodic unaudited financial statements of the Company as required by the amended credit facility. The Company was unable to provide the financial statements due to a delay in finalizing its annual audited financial statements, mainly resulting from the need for additional time for the Company’s management to complete its assessment of the effectiveness of its internal controls over financial reporting and for the auditors to complete its required testing and review procedures with respect to such internal controls as of December 31, 2006, in accordance with Section 404 of the Sarbanes Oxley Act (SOX) 2002. On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default, as described in Note 18, Subsequent Events. At June 30, 2007, there was $23.0 million outstanding under the amended credit facility at an effective interest rate of 8.32%.
On June 1, 2007, the Company issued a Subordinated Promissory Note (“Note”) to WFI in connection with the purchase of the WFI US Engineering Business (see Note 4). The original amount of the Note was $21.6 million. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. The note has interest payable at rates based on the British Bankers Association Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. This Note was subsequently sold by WFI to a third party. The Note is subordinated to the credit facility with Bank of America which among other things limits cash payments of interest or principle until certain conditions in the credit facility with Bank of America are met. The note is payable on June 1, 2010.

NOTE 11.	INCOME TAXES — ADOPTION OF FIN 48

The Company files a consolidated federal income tax return with all of its US subsidiaries. The Company has subsidiaries that file tax returns in several foreign jurisdictions. The Company and its subsidiaries also file tax returns in local tax jurisdictions in many of the countries in which they do business. The Internal Revenue Service completed examinations of the Company’s U.S. income tax returns through 2002. Many of the Company’s subsidiaries’ tax returns have been examined through various dates. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 to 2006. In addition we are currently open to audit under the statute of limitations in various foreign jurisdictions for approximately six years.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits as of the date of the adoption was approximately $0.9 million and includes both income taxes and tax penalties. Additionally, at January 1, 2007, the Company’s deferred tax asset and corresponding valuation allowance were reduced by $1.9 million for cumulative FIN 48 adjustments related to years prior to 2007 that were not recognized as a cumulative adjustment to the accumulated deficit at January 1, 2007. In years prior to 2007, interest and penalties related to adjustments to income taxes as filed has not been significant. The Company intends to include such interest and penalties in its tax provision.

There have been no changes in the liability for unrecognized tax benefits during the quarter or six months ended June 30, 2007.

NOTE 12.	SHARE-BASED COMPENSATION

The Company has recognized compensation expense for continuing operations for all stock options and restricted stock units for the three and six months ended June 30, 2007 and 2006 as follows:

	Americas		EMEA		Non Reportable Segments		Total
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)

Three Months ended June 30,
Cost of revenues	$19	$27	$48	$25	$—	$—	$67	$52
Sales and marketing	6	23	21	28	9	9	36	60
General and administrative	10	66	70	90	176	269	256	425

	$35	$116	$139	$143	$185	$278	$359	$537

	Americas		EMEA		Non Reportable Segments		Total
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)

Six Months ended June 30,
Cost of revenues	$28	$60	$73	$37	$—	$—	$101	$97
Sales and marketing	22	36	44	42	67	9	133	87
General and administrative	21	84	139	166	699	393	859	643

	$71	$180	$256	$245	$766	$402	$1,093	$827

NOTE 13.	SHAREHOLDERS’ EQUITY

On April 19, 2007, the Company raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares of the Company at a price of $3.35 per share in a private placement. As part of the transaction the Company was required to file a registration statement covering the common stock within 45 days of the closing. The Company was obligated to register the shares issued in the offering to the participating shareholders by defined dates or be subject to cash penalty payments. Due to the delay in filing its 2006 Form 10-K and subsequent 2007 Quarterly Form 10-Q’s, the Company has not been in compliance with its filings and as a result, has not been able to register the shares and meet these obligations. The agreement called for a cash penalty of 1% per month, up to 10%, beyond June 3, 2007 until a registration statement was filed for the investors’ shares and an additional cash penalty of 1% per month beyond August 20, 2007 until the registration statement is declared effective to a maximum of 10% penalty in each of these two periods. In accordance with EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company accrues for interest penalties under SFAS No. 5, Accounting for Contingencies, when they are probable and estimable. At June 30, 2007, the liquidated damages were probable and estimable, and the Company has accrued approximately $0.3 million as of that date.

On December 27, 2007, the Company reached an agreement with its private placement shareholders which alleviated the Company’s obligation to pay the penalties in cash which would have amounted to a maximum of $3.4 million. Under the new agreement, the Company will exchange each share of the class A common stock (issued at $3.35 per share) for 1.125 shares of a new series of preferred stock, as described in Note 18, Subsequent Events.

NOTE 14.	SEGMENT REPORTING

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

Segment detail is summarized as follows:

	Americas		EMEA		Segment Total
	2007	2006	2007	2006	2007	2006
	(in thousands)

Three Months ended June 30,
Revenues:
From external customers	$8,637	$8,723	$21,080	$25,274	$29,717	$33,997
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$8,637	$8,723	$21,080	$25,274	$29,717	$33,997

Income (loss) before taxes	$(1,349)	$(16)	$(2,607)	$3,069	$(3,956)	$3,085

Total assets	$56,768	$27,144	$80,400	$75,178	$137,168	$102,322

					Operating
	Americas		EMEA		Segment Total
	2007	2006	2007	2006	2007	2006
	(in thousands)

Six Months ended June 30,
Revenues:
From external customers	$12,811	$17,407	$41,547	$52,333	$54,358	$69,740
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$12,811	$17,407	$41,547	$52,333	$54,358	$69,740

Income (loss) before taxes	$(3,218)	$289	$(3,869)	$5,256	$(7,093)	$5,545

A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Revenues:
Revenues for reportable segments	$29,717	$33,997	$54,358	$69,740
Revenues for non-reportable segments	—	—	—	—

Total consolidated revenues	$29,717	$33,997	$54,358	$69,740

Income (loss) before income taxes:
For reportable segments	$(3,956)	$3,085	$(7,093)	$5,545
For non-reportable segments	(2,785)	(2,704)	(6,235)	(5,612)

Total income (loss) before taxes	$(6,741)	$381	$(13,328)	$(67)

Assets:
Assets for reportable segments			$137,168	$102,322
Assets not attributable to reportable segments:
Cash and cash equivalents			1,035	6,263
Restricted cash			9	37
Deferred and prepaid tax assets			1,183	2,365
Property and equipment			605	529
Receivables			110	589
Prepaids and other			693	541

Total consolidated assets			$140,803	$112,646

NOTE 15. RELATED PARTY TRANSACTIONS

The Rajendra and Neera Singh Charitable Foundation (The “Foundation”) owns more than 10% of our equity shares and during the second quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of our cash costs and expenses. The Company billed Telcom Ventures approximately $19,000 and $33,000 during the three months ended June 30, 2007 and June 30, 2006, respectively, and approximately $39,000 and $76,000 during the six months ended June 30, 2007 and June 30, 2006, respectively, for payments made by the Company pursuant to this agreement. The Company received reimbursements from Telcom Ventures of approximately $13,000 and $28,000 during the three months ended June 30, 2007 and June 30, 2006, respectively and approximately $33,000 and $67,000 during the six months ended June 30, 2007 and June 30, 2006. At June 30, 2007 and December 31, 2006, outstanding amounts associated with payments made by the Company under this agreement were approximately $7,000 and $1,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.

During the three months ended June 30, 2007 and June 30, 2006, the Company provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers were approximately $45,000 and $67,000 for the three months ended June 30, 2007 and June 30, 2006, respectively, and were approximately 0.1 million and 0.3 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Billed and unbilled receivables outstanding relating to these two customers were approximately $25,000 as of June 30, 2007 and $66,000 as of December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings and claims incidental to our business. The Company’s management does not believe that these matters will have a material adverse affect on our consolidated results of operations or financial condition.

NOTE 17. MANAGEMENT’S PLANS, LIQUIDITY AND BUSINESS RISKS

As of June 30, 2007, the Company had an accumulated deficit of approximately $82.2 million and had incurred a net loss of $16.7 million and used $13.9 million in operating cash flows for the six months ended June 30, 2007. The Company has had approximately $4.7 million available in operating cash and approximately $1.6 million of borrowing availability under its debt facilities.

On April 19, 2007, as described in Note 13, the Company raised $17.0 million through the sale of 5.1 million shares of its Class A common shares. The Company used these funds for working capital and general corporate purposes. The company believes that the combination of the availability under its bank lines, the amount raised through the sales of its common shares as well as its $32.6 million of working capital will provide sufficient cash flow to carry out its operations for the next 12 months.

Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 18. SUBSEQUENT EVENTS

On August 13, 2007, the Company filed a current report on Form 8-K disclosing that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) had decided to review the June 25, 2007 decision of the NASDAQ Listing Qualifications Panel (“the Panel”) regarding the Company. The Listing Council has also determined to stay the Panel’s decision to suspend trading in the Company’s securities in the event the Company failed to file its Annual Report on Form 10-K for the year ended December 31, 2006 by August 14, 2007 or failed to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by September 24, 2007. The Company also announced that it would not be in a position to file its 2006 Form 10-K or its Form 10-Q for the quarter ended June 30, 2007 by August 14, 2007 nor would it be in a position to file a Form 8-K/A with respect to its previously announced acquisition of the U.S. wireless engineering services business of WFI by the due date of August 15, 2007.

On August 20, 2007 the Company filed a current report on Form 8-K disclosing that the Company had received an additional NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended June 30, 2007 with NASDAQ.

On October 11, 2007, the Company filed a current report on Form 8-K disclosing that, LCC UK Limited (“LCC UK”), a subsidiary of the Company, had served a twelve-month notice of termination to SEMAB Management Srl (“SEMAB”), a private limited liability company controlled by Mr. Carlo Baravalle, pursuant to the terms of a Consulting Agreement between LCC UK and SEMAB, dated December 23, 2004, (the “SEMAB Consulting Agreement”). Mr. Baravalle provided services to LCC UK and the Company under the terms of the SEMAB Consulting Agreement since December 23, 2004. On December 5, 2007, the Company filed a Current Report on Form 8-K disclosing that on November 29, 2007, the Company had executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle-East.

On November 12, 2007, in connection with the Company’s decision to sell its Brazilian subsidiary, LCCI Brazil, under the terms agreed in the Sale and Purchase Agreement, executed on October 27, 2006, the Company received notice from the buyers, that they have decided not to proceed with the acquisition of LCCI Brazil. The Company made the decision to sell or liquidate LCCI Brazil in July 2006, and is working on alternatives including an opportunity to sell the entity to another interested party under similar terms and conditions. As of June 30, 2007, in management’s opinion, the carrying value of the assets and liabilities held for sale as reported in the unaudited consolidated financial statements as of June 30, 2007, approximate fair value. The Company is currently in negotiations with this buyer and intends to continue to actively pursue the sale of LCCI Brazil.

On November 19, 2007, the Company filed a current report on Form 8-K disclosing that on November 13, 2007, the Company received an additional NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007 with NASDAQ.

On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. As amended, the facility provides for revolving loans of up to $21.95 million, which may be borrowed, repaid and reborrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009, with any remaining balance payable on November 29, 2009, the amendment increased the applicable interest rate on borrowings by 1.00% per annum, amended the financial covenants and the payment to the bank of a fee of up to $0.6 million. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing.

On December 12, 2007, the Company filed the 2006 10-K with the SEC. On December 12, 2007, the Company also announced that Grant Thornton LLP had been appointed as the Company’s new auditors effective immediately, which was necessary to complete the filing of the Company’s Form 10-Qs for the fiscal quarters ended March 31, June 30, and September 30, 2007.

On December 20, 2007, the Company filed a current report on Form 8-K disclosing that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) notified the Company on December 19, 2007 that the Listing Council had determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the NASDAQ Global Market continued listing requirements until February 19, 2008, the maximum amount of time the Listing Council can grant the Company. However, on February 14, 2008, the Company received a letter advising it that the NASDAQ Board of Directors has decided to review the Council’s December 19, 2007 decision and stay delisting pending further consideration by the Board.

As is discussed above, we have been delinquent in complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission (“SEC”) because we were unable to timely file our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30,2007 and September 30, 2007. As a result of these reporting delinquencies we have not been in compliance with NASDAQ Marketplace Rule 4310(c)(14).

On December 27, 2007, the Company filed a current report on Form 8-K disclosing that it had entered into an Exchange and Settlement Agreement with the investors which invested approximately $17.0 million for shares of the Company’s common stock in a private offering completed on April 19, 2007. As part of that investment, the Company entered into a registration rights agreement under which the Company agreed to register the investors’ shares of common stock by no later than June 3, 2007 or to pay a penalty of 1% per month up to 10% until the registration statement was filed with the SEC. In addition, the Company agreed to an additional monthly penalty of 1% if the registration statement was not declared effective by August 20, 2007. The Company has not been able to meet its obligation to these investors to register their shares because the Company has not been current in its reporting obligations with the SEC. Under the registration rights agreement the Company has been accruing penalties every month, payable in cash, for its failure to register the shares. The Company filed its 2006 Annual Report on Form 10-K in December 2007 and engaged new accountants to assist it with its 2007 quarterly reports on Form 10-Q. The Company entered into the settlement agreement with the investors to resolve the matter without it having to pay any cash amounts and to obtain a release from further penalties.

Under the settlement, the Company has agreed to initially exchange each share of common stock held by the investors for 1.125 shares of a new series of preferred stock. This new preferred stock by its terms will convert back into common stock in connection with a qualifying equity financing transaction of $10.0 million or more or, if the Company does not conduct such a financing, at the end of 18 months. The conversion will be at the sale price in the qualifying equity financing transaction (or the market price of the common stock, if conversion is after the 18 months) but not below a floor price of $2.00 per share. In return, the investors agreed to release the Company from its continuing non-compliance with the registration requirement and all accrued penalties, and have given the Company a general release from claims they may have against it arising out of the investment. The Company has agreed to take the necessary steps to register the investors’ shares once the Company becomes current in its SEC filings or in connection with registering shares issued in a qualifying equity financing transaction.

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

Americas:  Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators and equipment vendors in North America. During the six months ended June 30, 2007, Americas generated approximately 23.6% of our total revenue.

EMEA:  Based in London, EMEA is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Belgium, Luxembourg, Germany, Spain, Greece, Pakistan and Saudi Arabia. During the six months ended June 30, 2007, EMEA generated approximately 76.4% of our total revenue.

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

Another statistic that we monitor is our contract backlog, which at June 30, 2007, comprised firm backlog of $82.8 million (2006 $72 million) and implied backlog of $16.9 million (2006 $13 million). We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

We have entered into a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. During the second quarter of 2006, we made the decision to sell our U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds, with the remainder to be paid upon final settlement. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. At June 30, 2007, this loan was repaid in full. In the third quarter of 2006, we made the decision to sell our Brazilian subsidiary. We agreed to assume the obligations for payroll related taxes in dispute and recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. On March 9, 2007, we purchased the equity interests of Wireless Facilities, Inc.’s Europe, Middle East and Africa (EMEA) business for a cash purchase price of approximately $4.5 million including transaction related costs. On May 29, 2007, we acquired certain assets and liabilities of Wireless Facilities, Inc.’s (“WFI”) U.S. wireless engineering services business for a purchase price of approximately $38.6 million (after an adjustment for final agreement in the value of net assets transferred). We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

On November 12, 2007, we received notice from the buyers that they have decided not to proceed with the acquisition of our Brazilian subsidiary LCCI Brazil. We are working on alternatives including an opportunity to sell to another interested party under similar terms and conditions. On October 5, 2007 the Company entered into a non-binding letter of intent to sell LCCI Brazil. The Company intends to actively pursue the sale of LCCI Brazil.

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

We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 37.8% and 39.3% of our total revenues for the three months and six months ended June 30, 2007, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue.

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

RECENT DEVELOPMENTS

Business Combination

On May 29, 2007, the Company acquired certain assets and liabilities of the US wireless engineering services business of WFI, which included customer contracts, tools, other assets and approximately 350 employees. The purchase consideration was approximately $38.6 million, (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.4 million), $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed in Note 10, Lines of Credit and Note Payable. Transaction and other related costs of approximately $2.4 million were incurred in connection with the transaction. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP. A portion of the cash consideration was funded by the Company’s borrowings under the revolving credit facility with Bank of America, N.A., which was amended on May 29, 2007, in connection with the Company’s purchase. See Note 10, Lines of Credit and Note Payable.

Bank Refinancing

In connection with our purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business, on May 29, 2007, we amended our revolving credit facility with Bank of America, N.A. Under the terms of the amended credit facility, the aggregate amount owed to Bank of America by us, at any time may not exceed $30.0 million.

On November 30, 2007, we further amended and restated our outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. The amended agreement provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and reborrowed by us on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 and any balance on November 29, 2009, an increase in the applicable interest rate on borrowings by 1.00% per annum, the amendment of the financial covenants set forth in the agreement and the payment to the bank of a fee of up to $0.6 million in connection with the amendment.

Private Placement

During the second quarter we raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares at a price of $3.35 per share in a private placement. As part of the transaction we were required to file a registration statement covering the common stock within 45 days of the closing. We were obligated to register the shares issued in the offering to the participating shareholders by defined dates or be subject to cash penalty payments. Due to the delay in filing our 2006 Form 10-K and subsequent 2007 Quarterly Form 10-Q’s, we were not in compliance with our filings and as a result, were not able to register the shares and meet these obligations. On December 27, 2007, we reached an agreement with the private placement shareholders which alleviated our obligation to pay the penalties in cash which would have amounted to a maximum of $3.4 million. Under the new agreement, we will exchange each share of the Class A common stock (issued at $3.35 per share) for 1.125 shares of a new series of preferred stock.

Restructuring

During the second quarter of 2007, we took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan, and record a restructuring charge of $1.6 million. Approximately $1.1 million of the charge was related to severance and headcount related costs and $0.5 million was related to non-headcount related expenses. The Company also recorded a reduction in the restructuring payable of $0.5 million related to costs associated with tenant improvements at its former headquarters.

SEC Filing Delinquencies and NASDAQ Compliance

As is discussed below, we have been delinquent in complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission (""SEC'') because we were unable to timely file our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. As a result of these reporting delinquencies we have not been in compliance with NASDAQ Marketplace rule 4310(c)(14).

On March 29, 2007, the Company filed a current report on Form 8-K disclosing that the Company anticipated a delay in filing its annual report on Form 10-K for the year ended December 31, 2006, with the U.S. Securities and Exchange Commission. The Company was unable to file the 2006 Form 10-K by the prescribed date due to the need for additional time for the Company’s management to complete its assessment of the effectiveness of its internal controls over financial reporting and for its auditors to complete its required testing and review procedures with respect to such internal controls as of December 31, 2006 in accordance with Section 404 of the Sarbanes Oxley Act (SOX) of 2002 and to complete any other remaining items necessary for filing the Form 10-K.

On April 5, 2007 the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, on April 3, 2007, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed with NASDAQ the 2006 Form 10-K. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company attended a hearing before the Panel on May 17, 2007. The Company was granted an extension for continued listing on the NASDAQ Stock Market in a letter dated June 25, 2007 from the Panel. The Panel’s decision made continued listing subject to the Company filing the 2006 Form 10-K by August 14, 2007, and filing its Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2007 by September 24, 2007. The Panel noted that the September 24 date represented the full extent of the Panel’s authority to grant an exception date for filing the March 31, 2007 Form 10-Q.

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

On December 20, 2007, the Company announced that the Listing Council notified the Company on December 19, 2007 that the Listing Council had determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Global Market continued listing requirements until February 19, 2008 (the Listing Council Decision”). In its decision, the Listing Council noted that its discretion is limited to the lesser of 60 days from the date of the Listing Council Decision or 180 days from the date of the decision of the Panel, which was September 25, 2007. Therefore, the maximum amount of time the Listing Council can grant the Company is until February 19, 2008. However, on February 14, 2008, the Company received a letter advising it that the NASDAQ Board of Directors has decided to review the Council’s December 19, 2007 decision and stay delisting pending further consideration by the Board.

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

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007		2006		2007		2006
	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)

Revenues:
Americas	$8,637		$8,723		$12,811		$17,407
EMEA	21,080		25,274		41,547		52,333
Nonreportable segments	—		—		—		—

	29,717		33,997		54,358		69,740

Cost of revenues:
Americas	7,617	88.2%	6,895	79.0%	12,132	94.7%	13,685	78.6%
EMEA	16,718	79.3%	18,127	71.7%	33,162	79.8%	38,440	73.5%
Nonreportable segments	9	—	—	—	(11)	—	—	—

	24,344	81.9%	25,022	73.6%	45,283	83.3%	52,125	74.7%

Gross margins:
Americas	1,020	11.8%	1,828	21.0%	679	5.3%	3,722	21.4%
EMEA	4,362	20.7%	7,147	28.3%	8,385	20.2%	13,893	26.5%
Nonreportable segments	(9)	—	—	—	11	—	—	—

	$5,373	18.1%	$8,975	26.4%	$9,075	16.7%	$17,615	25.3%

Americas

Revenues in the Americas region were $8.6 million for both quarters ended June 30, 2007 and June 30, 2006 second quarters and were comprised mainly of radio frequency engineering and wireless design revenues, which represents the majority of the continuing revenues of the Americas region. In the second quarter of 2007, we experienced a slow down in business from one of our larger customers. The impact of this slowdown was offset by one month of revenue from the WFI business acquired during the quarter. Gross margin for Americas region was 11.8% for the quarter ended June 30 2007, as compared to 21.0% for the comparable period in 2006. The decrease in the gross margin and gross margin percentage in the first quarter of 2007 as compared to the corresponding period in 2006, resulted primarily from generally lower margins attributable to the business we acquired from WFI, the slowing of revenues from one of our largest customers, and the maintenance of a proportionately larger staff of under utilized engineering personnel in the second quarter of 2007 as we integrated the acquired WFI business.

For the six months ended June 30, 2007, revenues in the Americas region decreased to $12.8 million from $17.4 million for the six months ended June 30, 2006. This decrease was partially due to our decision both to direct our attention to higher margin contracts rather than volume and to an increased emphasis on managing the utilization of our engineering resources. Additionally, we experienced a slowdown in work performed for one of our largest customers in our Americas segment during the first half of 2007. Gross margin for the Americas region for the six months ended June 30, 2007 was 5.3%, as compared to 21.4% for the six months ended June 30, 2006. The decrease was attributable to the slow down of business as noted above, and resulted in our retaining a much higher proportion of our engineering services workforce, the cost of which was not offset by performing revenue generating services during the first half of fiscal 2007 as compared to the corresponding period in 2006.

EMEA

For the quarter ended June 30 2007, revenues decreased $4.2 million to $21.1 million from $25.3 million in the corresponding period in 2006. The primary reasons for this change were decreases in revenues generated by our

Algeria, UK and Saudi operations that were greater than increases in revenues as a result of our recent acquisitions of the equity interests in the Europe, Middle East and Africa wireless engineering services business of WFI. Gross margin for the EMEA region for the quarter ended June 30, 2007 was 20.7%, as compared to 28.3% for the three months ended June 30, 2006. The decrease in gross margins for the second quarter of fiscal 2007 as compared to the corresponding period in 2006 were primarily the result of our having to continue to incur certain costs in Algeria and the UK that we were not able to reduce in proportion to the reduction in revenue we experienced. Additionally, we experienced a price decrease in our Saudi contract during 2007, which had a negative impact on gross margin.

For the six months ended June 30 2007, revenues decreased $10.8 million to $41.5 million from $52.3 million in the corresponding period in 2006. Gross margin for the EMEA region for the six months ended June 30, 2007 was 20.2%, as compared to 26.5% for the six months ended June 30, 2006. As noted above, the decrease in the gross margin percentage for the six months ended June 30, 2007, as compared to the corresponding period in 2006, was the result of the significant decrease in revenue, primarily in our UK and Algerian operations, where we were able to reduce certain costs in proportion to the reduction in revenue, as well the price decrease in our Saudi contract in 2007. Sales and gross margin generated by services provided under our deployment and our consulting contracts in Algeria and our engineering services contract in Saudi Arabia slowed during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Nonreportable segments

There were no revenues from the non-reportable segments in the three months ended June 30, 2007.

Operating Expense

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)

Sales and marketing:
Americas	$883	$643	$1,516	$1,198
EMEA	2,106	952	3,537	2,419
Nonreportable segments	658	71	1,502	73

	3,647	1,666	6,555	3,690

Bad debt expense (recovery):
Americas	—	—		22
EMEA	183	—	183	(41)
Nonreportable segments	—	—	—	—

	183	—	183	(19)

General and administrative:
Americas	1,195	771	2,052	1,551
EMEA	2,562	2,493	5,427	4,908
Nonreportable segments	2,189	3,017	4,807	6,023

	5,946	6,281	12,286	12,482

Restructuring charge (recovery):
Americas	—	77	—	77
EMEA	1,556	31	1,556	31
Nonreportable segments	(493)	—	(493)	—

	1,063	108	1,063	108

Depreciation and amortization:
Americas	118	135	194	271
EMEA	688	477	1,164	912
Nonreportable segments	65	92	136	177

	871	704	1,494	1,360

Total:
Americas	2,196	1,626	3,762	3,119
EMEA	7,095	3,953	11,867	8,229
Nonreportable segments	2,419	3,180	5,952	6,273

Total	$11,710	$8,759	$21,581	$17,621

The increase in sales and marketing expense to $3.6 million in the quarter ended June 30, 2007 from $1.7 million in the corresponding period in 2006 was primarily due to increased sales headcount and increased sales efforts in both the Americas and the EMEA segments, an increase in the commission paid on revenues on our Saudi contract in the EMEA segment and the decision to develop the a national and international marketing capability in the corporate operations which are included in its corporate operations which is included in the non reportable segment. The decrease in general and administrative expense to $5.9 million in the quarter ended June 30, 2007 from $6.3 million in the corresponding period in 2006 is due to the Company’s efforts to increase the efficiency of its administrative operations and support functions in the Americas and the ongoing consolidation of back office operations of certain of our smaller operations in EMEA. The decrease in general and administrative expense in the first half of fiscal 2007 as compared to the corresponding period in 2006, to $12.3 million from $12.5 million, was a result of our efforts in reducing costs in our corporate operations which are reported in the non reportable segment. These costs reductions were partially offset by an increase in general and administrative expenses in our EMEA segment, as a result of the WFI EMEA acquisition, which was completed in March 2007, and an increase in general and administrative expenses in our Americas segment as a result of our WFI US acquisition, which was completed in May 2007.

The increase in sales and marketing expense for the six months ended June 30, 2007 to $6.6 million from $3.7 million in the comparable corresponding period in 2006 is due primarily to increased sales headcount and increased sales efforts as well as a consequence of our recent acquisitions.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)

Interest income:
Americas	$—	$—	$—	$—
EMEA	12	19	24	25
Nonreportable segments	—	6	43	15

	12	25	67	40

Interest expense:
Americas	(170)	—	(170)	—
EMEA	(37)	—	(42)	—
Nonreportable segments	(326)	(219)	(529)	(405)

	(533)	(219)	(741)	(405)

Other income (expense):
Americas	(2)	(127)	35	(259)
EMEA	150	(143)	(373)	(433)
Nonreportable segments	(31)	629	190	996

	117	359	(148)	304

Total:
Americas	(172)	(127)	(135)	(259)
EMEA	125	(124)	(391)	(408)
Nonreportable segments	(357)	416	(296)	606

Total	$(404)	$165	$(822)	$(61)

In the second quarter of 2007, interest expense increased to $0.5 million from $0.2 million in the corresponding period in 2006, was due to increased borrowings as a result of our recent acquisitions.

Tax Expense

A tax expense of $0.3 million was recognized in the second quarter of 2007 as compared to $0.9 million in the second quarter of 2006. The tax expense arises from international operations that generate taxable income. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

Liquidity and Capital Resources

The following discussion relates to our sources and uses of cash and cash requirements during the six months ended June 30, 2007 and 2006.

Sources and Uses of Cash

	Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)

Net cash used in operating activities	$(13,871)	$(9,570)
Net cash (used in) provided by investing activities	(26,353)	520
Net cash provided by financing activities	38,382	3,043
Effect of exchange rates on cash and equivalents	124	—

Net decrease in cash and cash equivalents	$(1,718)	$(6,007)

During the six months ended June 30, 2007, the Company’s balance of cash and cash equivalents decreased by $1.7 million. This decrease in cash and cash equivalents was primarily the result of our use of cash of $26.4 million in investing activities and $13.9 million used in operating activities, offset by $38.4 million provided by financing activities and $0.1 million from the effect of foreign exchange rate changes on cash and cash equivalents. Cash used in operating activities for the six months ended June 30, 2006 was $9.6 million offset by $3.0 million generated by financing activities and by cash provided by investing activities for the six months ended June 30, 2006 of $0.5 million. The change between the periods is primarily due to increased operating losses incurred during the six months ended June 30, 2007.

The principal investing activities were the acquisition in March 2007 of the equity interests in the Europe, Middle East and Africa business of WFI, and the acquisition in June 2007 of certain assets and liabilities of the U.S. wireless engineering services business of WFI for an aggregate of $45.6 million.

The principal requirements for cash during six months ended June 30, 2007 were as follows: (1) to finance our recent acquisitions (2) to finance the operating losses of the Americas business and our corporate costs; (3) working capital needs of the business; and (4)to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the six months ended June 30, 2007, we used $2.3 million of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes.

We have met our cash needs during the period by accelerating the collection of our receivables, primarily in our Americas segment, and from funds from external sources. We accelerated the collection of our receivables from certain of our customers in the Americas, by integrating with the customer’s automated payment processes and by retaining more experienced and better trained collection personnel as well as reinstituting requirements for our sales personnel to be actively engaged assisting in customer collections. To help meet our working capital needs we had a receivables based financing arrangement in the U.S. and as part of the sale in the second quarter of 2006 of the U.S. Network Deployment Business, we entered into a borrowing arrangement with Nokia, the buyer of that business, to advance us funds related to the unbilled receivables transferred to them. The Company received advances of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. The amount outstanding under the borrowing arrangement was repaid in full as of June 30, 2007. See also Note 10, Lines of Credit and Notes Payable in the accompanying financial statements. Additionally, on April 19, 2007, we raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares at a price of $3.35 per share in a private placement.

On March 9, 2007, we entered into a revolving credit facility with Bank of America, N.A., (“Bank of America”) and terminated our then-existing credit facility with Commerce Funding Corporation. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of WFI we amended and restated our outstanding credit facility with Bank of America. The Amended and Restated Credit Agreement was further amended on November 30, 2007 to, among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. The facility now provides for revolving loans of up to $21.95 million, which amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 with any remaining balance payable on November 29, 2009, the amendment increased the applicable interest rate on borrowings by 1.00% per annum, the amended the financial covenants and required the payment to the bank of a fee of up to $0.6 million. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing. On June 1, 2007, we issued a promissory note to WFI in the amount of $21.6 million in connection with the purchase. This promissory note is subordinated to our obligations under the amended and restated credit facility discussed above. On July 1, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. whereby the rights, title and interest in the promissory note were transferred to SPCP Group L.L.C.

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

Cash Requirements

	June 30, 2007	December 31, 2006
	(in thousands)

Cash and cash equivalents (excluding restricted cash)	$4,727	$6,445
Line of credit short term	$420	$1,038

Line of credit long term	$23,202	$—

Note payable short term	$—	$3,188

Note payable long term	$21,584	$—

Working capital	$32,649	$33,490

Our future cash requirements are dependent on fluctuations in working capital, achieving levels of profitability of the business and capital purchase requirements.

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

On July 3, 2007, we filed a current report on Form 8-K disclosing that as a result of reduced operations in the UK and Algeria and as part of our recent WFI acquisitions, effective June 27, 2007, we have taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. Total charges of approximately $1.9 million, were incurred primarily in the second and third quarters of 2007. Approximately $1.4 million of the charge is related to severance and headcount related costs and $0.5 million is related to non-headcount related expenses. We paid the majority of severance and related costs in the third quarter of 2007, with the remaining costs expected to be paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in December 2007.

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

Revenue recognition

Our principal sources of revenue consists of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 42.4% and 41.9% for the three months ended June 30, 2007 and 2006, respectively, and was 43.2% and 53.8% for the six months ended June 30, 2007 and 2006, respectively. We recognize revenues on fixed-price contracts using the percentage-of -completion method. With the percentage-of -completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At June 30, 2007 and December 31, 2006, respectively, we had $28.5 million and $24.8 million of unbilled receivables.

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

We assessed the realizability of certain deferred tax assets during the second quarter of 2007, consistent with the methodology we employed for 2006. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2007 to determine the appropriate level of valuation allowance.

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

Restructuring charge

In 2002 we recorded restructuring charges of $13.5 million. Included in these restructuring charges was a charge for excess facilities aggregating $12.5 million. During the second quarter of 2007, we recorded restructuring charges of $1.6 million. Approximately $0.5 million of the charge is related to non-headcount related expenses.

The restructuring charges primarily relate to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of June 30, 2007 that we will receive $2.7 million in sublease income, all of which is committed.

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

RELATED PARTY TRANSACTIONS

The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and during the second quarter of 2007 two members of the Singh Family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of our cash costs and expenses. The Company billed Telcom Ventures approximately $19,000 and $33,000 during the three months ended June 30, 2007 and June 30, 2006, respectively, and approximately $39,000 and $76,000 during the six months ended June 30, 2007 and June 30, 2006, respectively, for payments made by the Company pursuant to this agreement. The Company received reimbursements from Telcom Ventures of approximately $13 ,000 and $28,000 during the three months ended June 30, 2007 and June 30, 2006, respectively and approximately $33,000 and $67,000 during the six months ended June 30, 2007 and June 30, 2006. At June 30, 2007 and December 31, 2006, outstanding amounts associated with payments made by the Company under this agreement were approximately $7,000 and $1,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.

During the three months ended June 30, 2007 and June 30, 2006, the Company provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers were approximately $45,000 and $67,000 for the three months ended June 30, 2007 and June 30, 2006, respectively, and were approximately $0.1 million and $0.3 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Billed and unbilled receivables outstanding relating to these two customers were approximately $25,000 as of June 30, 2007 and $66,000 as of December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

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

Approximately 70.9% and 76.4% of the Company’s revenues were generated by EMEA for the three and six months ended June 30, 2007, respectively, the majority of which were in the Netherlands, the UK, Algeria and Saudia Arabia in 2007 and in Algeria and Saudi Arabia in 2006. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $0.3 million during the six months ended June 30, 2007.

We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed from the London operations at June 30, 2007 (denominated in Euros) include Italy in the amount of $4.8 million, Algeria in the amount of $5.8 million, and Saudi Arabia in the amount of $7.3 million. Foreign subsidiaries with amounts owed to the McLean office at June 30, 2007 (denominated in Euros or British Pounds) include Italy in the amount of $4.6 million and the United Kingdom in the amount of $17.1 million. These balances generated a foreign exchange gain (loss) of ($0.3) million and $0.0 million for the three and six months ended June 30, 2007, respectively. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.6 million increase to our operating profits in 2007 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

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

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2006 Annual Report on Form 10-K. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of June 30, 2007 the Company’s disclosure controls were not effective because of the material weaknesses described below.
Material Weaknesses in Internal Controls over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim quarterly financial statements will not be prevented on a timely basis.

In the Company’s 2006 Annual Report on Form 10-K which was filed on December 12, 2007, the Company identified two material weaknesses, one, in its internal control over financial reporting relating to the monitoring of individual accounts and classes of transactions by personnel with sufficient expertise and secondly, in regard to the lack of supervisory review of accrual based costs specific to Algeria. Moreover, as of June 30, 2007 these steps had not been completed and, therefore as of June 30, 2007 we did not maintain effective internal controls with regard to the above identified material weakness. The Company has also determined that during 2007 it did not maintain effective controls over the preparation of its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions, which results in a material weakness.

In 2007, the Company took steps to remediate the two material weaknesses to ensure competent and timely monitoring of internal controls and strict oversight over the accrual process in Algeria.

In regard to the deficiency related to monitoring, the Company utilized an experienced professional services firm and independent contractor to partner with management to execute its Internal Audit function and develop, plan, implement, and execute, testing of internal controls. This process allowed management to evaluate and assess the effectiveness of the controls which occurred during 2007 and continues in 2008. The Company took an additional step to enhance emphasis on its internal control environment by creating a senior level management position overseeing Internal Audit that was filled by a qualified candidate effective January 2, 2008.

In respect to the accrual process in Algeria, in 2007, the Company took the following steps:

•	Provided management training of operations and financial personnel as to the identification of all of the cost elements that should be included in the accrual of costs related to its deployment activities.

•	Required a monthly review by the SVP of EMEA of all elements of the entity level financial statements including all accrual based entries.

The Company took an additional step to enhance emphasis on its internal control environment by creating a Controller position in Algeria to oversee financial operations and monitor effectiveness of controls. The position was filled by a qualified candidate in December 2007.

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

Except as described above, there have been no other changes in the Company ’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are party to various non-material legal proceedings and claims incidental to our business.

Item 1A: Risk Factors

There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on April 19, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with twelve investors (the “Investors”), including entities related to Riley Investment Management LLC, for the sale of its Class A common stock ( the “common stock”) in a private placement. Pursuant to the Purchase Agreement, the investors purchased a total of 5,100,000 shares of common stock at a purchase price of $3.35 per share, for a total purchase price of $17,085,000. Cash proceeds to the Company net of placement commissions and related fees of approximately $879,250 totaled approximately $16,205,750.

The shares of LCC common stock issued to the investors in the private placement were issued in reliance on the exemptions from registration provided by Section 4(2) under the Securities Act as a transaction by an issuer not involving a public offering and Rule 506 of Regulation D under the Securities Act.

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5: Other Information

Not Applicable

Item 6: Exhibits

10.1	Subordination Agreement, dated as of June 1, 2007, by and among LLC International, Inc., Wireless Facilities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on June 5, 2007).

10.2	Promissory Note, dated as of June 1, 2007, by and between LCC International, Inc. and SPCP Group L.L.C. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.3	Assignment Agreement, dated as of July 3, 2007, by and between LCC International Inc. and Wireless Facilities, Inc. and SPCP Group L.L.C. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.4	Amendment to Registration Rights Agreement, executed as of August 2, 2007, by and among LCC International Inc., RF Investors L.L.C. and The Raj and Neera Singh Charitable Foundation, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/  Louis Salamone, Jr.
Louis Salamone, Jr.
Executive Vice President,
Chief Financial Officer and Treasurer

February 21, 2008