Form 10-Q
period 2007-09-30
LCC INTERNATIONAL INC
filed 2008-02-21
CIK 1016229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$41,834	$31,933	$96,191	$101,673
COST OF REVENUES (exclusive of depreciation shown separately below)	35,543	22,671	80,825	74,796

GROSS PROFIT	6,291	9,262	15,366	26,877

OPERATING EXPENSE:
Sales and marketing	3,899	1,635	10,453	5,325
General and administrative	6,364	6,082	18,834	18,545
Restructuring charge	303	—	1,366	108
Depreciation and amortization	917	673	2,411	2,033

	11,483	8,390	33,064	26,011

OPERATING INCOME (LOSS)	(5,192)	872	(17,698)	866

OTHER INCOME (EXPENSE):
Interest income	8	7	75	46
Interest expense	(1,258)	(171)	(1,999)	(576)
Other	(1,759)	934	(1,907)	1,239

	(3,009)	770	(3,831)	709

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,201)	1,642	(21,529)	1,575
PROVISION FOR INCOME TAXES	(633)	1,511	355	3,379

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,568)	131	(21,884)	(1,804)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of applicable taxes of zero)	(329)	(1,638)	(1,205)	(2,707)
Gain on disposal of discontinued operations (net of applicable taxes of zero)	—	—	—	922
Adjustment to gain on disposal of discontinued operations (net of applicable taxes of zero)	—	(63)	(1,550)	(63)

LOSS FROM DISCONTINUED OPERATIONS	(329)	(1,701)	(2,755)	(1,848)

NET LOSS	$(7,897)	$(1,570)	$(24,639)	$(3,652)

NET INCOME (LOSS) PER SHARE:
Continuing operations
Basic and diluted	$(0.24)	$0.01	$(0.76)	$(0.07)

Discontinued operations
Basic and diluted	$(0.01)	$(0.07)	$(0.09)	$(0.08)

Net loss per share
Basic and diluted	$(0.25)	$(0.06)	$(0.85)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET (LOSS) PER SHARE:
Basic and diluted	31,090	24,981	28,979	24,848

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$5,459	$6,445
Restricted cash	212	883
Receivables, net of allowance for doubtful accounts of $280 and $200 at September 30, 2007 and December 31, 2006, respectively
Trade accounts receivable	43,685	34,755
Unbilled receivables	25,657	24,807
Due (to)/from related parties and affiliates	69	3
Due from disposal of business	2,863	7,610
Deferred income taxes, net	23	118
Prepaid expenses and other current assets	4,701	3,798
Prepaid tax receivable and prepaid taxes	159	356
Assets held for sale	321	587

Total current assets	83,149	79,362
Property and equipment, net	5,931	2,779
Deferred income taxes, net	2,356	1,453
Goodwill	58,056	13,989
Other intangibles	44	293
Other assets	1,101	547

	$150,637	$98,423

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit	$1,325	$1,038
Note payable	—	3,188
Accounts payable	14,533	17,224
Accrued expenses	19,069	13,867
Accrued employee compensation and benefits	7,123	6,545
Deferred revenue	1,924	119
Income taxes payable	1,726	2,082
Accrued restructuring current	988	949
Other current liabilities	6,108	597
Liabilities held for sale	454	263

Total current liabilities	53,250	45,872
Lines of credit	28,592	—
Note payable	21,584	—
Accrued restructuring noncurrent	149	87
Other liabilities	644	368

Total liabilities	104,219	46,327

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; -0- shares issued and outstanding	—	—
Class A common stock; $.01 par value:
70,000 shares authorized; 31,288 shares issued and 31,129 shares outstanding and 25,803 shares issued and 25,644 shares outstanding at September 30, 2007 and December 31, 2006, respectively	313	258
Class B common stock; $.01 par value:
20,000 shares authorized; 0 shares and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Paid-in capital	130,215	112,762
Accumulated deficit	(90,133)	(63,470)

Subtotal	40,395	49,550
Accumulated other comprehensive income — foreign currency translation adjustments	6,905	3,428
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	46,418	52,096

	$150,637	$98,423

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

Cash flows from operating activities:	2007	2006
Net loss	$(24,639)	$(3,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,463	2,164
Provision (recovery) for doubtful accounts	(363)	(29)
Non-cash share-based compensation	1,329	1,303
Loss from investments in joint ventures, net	—	108
Loss on disposal of Network Deployment business	1,550	—
Loss on disposal of fixed assets	5	—
Restructuring charge (reversal)	1,361	(859)
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	4,217	10,784
Accounts payable and accrued expenses	(5,938)	(18,380)
Other current assets and liabilities	6,046	(2,712)
Other non current assets and liabilities	(4,456)	223

Net cash used in operating activities	(18,425)	(11,050)

Cash flows from investing activities:
Purchases of property and equipment	(3,835)	(974)
Business acquisitions and investments, net of cash acquired	(24,113)	—
Proceeds from sale of business	—	985

Net cash used in investing activities	(27,948)	11

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,838	—
Proceeds from exercise of options	341	608
Proceeds from line of credit	37,515	11,182
Payments on line of credit	(8,777)	(13,230)
Proceeds from note payable		4,200

Net cash provided by financing activities	44,917	2,760

Effect of exchange rate changes on cash and equivalents	470	314
Net decrease in cash and cash equivalents	(986)	(7,965)
Cash and cash equivalents at beginning of period	6,445	14,196

Cash and cash equivalents at end of period	$5,459	$6,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,475	$515
Income taxes	$1,964	$2,382
Supplemental disclosures of non cash investing and financing activities:
Reduction in due from disposal of business and related note payable	$3,188	$—
Note payable issued in connection with business acquisition	$21,584	$—

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

The accompanying financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2006 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

Significant accounting policies are as follows:

Cash Equivalents and Restricted Cash Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. Restricted cash is composed primarily of performance and or bid bonds in our EMEA region. At September 30, 2007, the Company had $4.3 million in foreign bank accounts.

Concentration of Credit Risk Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. The Company sells services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains a provision for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(in thousands)

Europe	$13,705	$10,206
Middle East/Africa	$17,742	$19,990
Asia-Pacific	$110	$288

The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 64.6% and 81.8% of its revenues from its ten largest customers for the three months ended September 30, 2007 and September 30, 2006, respectively. The Company derived approximately 64.7% and 82.6% of its revenues from its ten largest customers for the nine months ended September 30, 2007 and September 30, 2006, respectively. These ten largest customers constituted 63.8% and 80.3% of our net receivable balance as of September 30, 2007 and December 31, 2006, respectively.

Although the Company believes that the diversity of its customer base has historically minimized the risk of incurring material losses due to concentrations of credit risk, the Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

Fair Value of Financial Instruments The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of September 30, 2007 and December 31, 2006 because of the relatively short duration of these instruments. The carrying value of the borrowing facilities approximated the fair value as the instruments included a market rate of interest.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 11, Income Taxes - Adoption of FIN 48.

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

The Company is also subject to foreign currency transaction gains or losses due to intercompany payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed from the London operations at September 30, 2007 (denominated in Euros) include Italy, Algeria and Saudi Arabia. Foreign subsidiaries with amounts owed to the McLean operations at September 30, 2007 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the three months ended September 30, 2007 and September 30, 2006, these balances generated a foreign exchange gain (loss) of $(0.9) million and $1.0 million, respectively. For the nine months ended September 30, 2007 and September 30, 2006, these balances generated a foreign exchange gain (loss) of $(0.9) million and $1.1 million, respectively. These amounts are included in other income (expense) in the consolidated statements of operations.

Use of Estimates The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Share-based compensation expense recognized since adoption is based on the value of the portion of the share-based payment awards that are ultimately expected to vest and reduced for estimated forfeitures. SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense. Estimated forfeitures should be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized though a cumulative adjustment, which is recognized in the period of change and would have an impact on the amount of unamortized compensation expense to be recognized in future periods.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling

(minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

On March 9, 2007, the Company completed the purchase of the equity interests in the Europe, Middle East and Africa wireless engineering services business of Wireless Facilities, Inc., (“WFI”), for a cash purchase price of $4.0 million. Transaction and other related costs of approximately $0.5 million (including $0.1 million of third quarter costs) were incurred in connection with the transaction. On March 9, 2007, in connection with the acquisition, the Company entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). See also Note 10, Lines of Credit and Notes Payable.

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

(in thousands)

Fair value of tangible net assets acquired:
Cash and cash equivalents	$250
Trade accounts receivable (net)	1,681
Unbilled receivables	1,637
Fixed assets	854
Other assets	487
Liabilities assumed	(4,102)
Excess cost of acquiring WFI EMEA over fair value of identified net assets acquired (goodwill)	3,709

$4,516

The Company paid a premium over the fair value of the net tangible assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served.

The Company did not present pro forma information as the acquisitions was immaterial to the Company’s consolidated results of operations and financial position.

On May 29, 2007, the Company acquired certain assets and liabilities of the US wireless engineering services business of WFI, which included customer contracts, tools, other assets and approximately 350 employees. The purchase consideration was approximately $38.6 million, (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.4 million), $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed in Note 10, Lines of Credit and Note Payable. Transaction and other related costs of approximately $2.8 million (including $0.5 million of severance costs and $0.1 million that was incurred in the third quarter of 2007) were incurred in connection with the transaction. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP. A portion of the cash consideration was funded by the Company’s borrowings under the revolving credit facility with Bank of America, which was amended on May 29, 2007, in connection with the Company’s purchase. See Note 10, Lines of Credit and Note Payable.

The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $39.7 million was recorded on acquisition based on a preliminary purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The portions of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets which may include trade names, customer lists and backlog. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available.

The following table represents the preliminary allocation of the purchase price for the selected assets and liabilities of the US wireless engineering services business of WFI acquired by the Company:

(in thousands)

Fair value of tangible assets acquired	$3,368
Liabilities assumed	(1,617)
Excess cost of acquiring net assets over fair value of identified net assets acquired (goodwill)	39,727

$41,478

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$41,834	$47,060	$117,106	$152,644
Operating (loss) income	$(5,192)	$153	$(19,187)	$763
Net loss	$(7,897)	$(3,013)	$(27,087)	$(5,659)
Loss per share (basic and diluted)	$(0.25)	$(0.12)	$(0.93)	$(0.23)

NOTE 5.	DISCONTINUED OPERATIONS

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

The revenue, gross margin and pre tax operating loss relating to the Company’s discontinued operations for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(in thousands)

Revenue	$459	$664	$1,449	$14,420

Gross margin (loss)	$(88)	$(1,243)	$(98)	$(1,343)

Loss from discontinued operations (net of applicable taxes of zero)	$(329)	$(1,638)	$(1,205)	$(2,707)
Gain on disposal of discontinued operations (net of applicable taxes)	—	(63)	(1,550)	859

Total loss from discontinued operations	$(329)	$(1,701)	$(2,755)	$(1,848)

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

Prior to this decision, the results of these operations were reported in the Americas segment. Nokia Inc. (“Nokia”) acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. network Deployment business, for a total consideration of $10.2 million. The consideration included $985,000 of cash proceeds, with the remainder to be paid upon final settlement. At September 30, 2007, $2.9 million was due from Nokia in connection with this transaction.

The Company and Nokia have reached a definitive agreement on the amount receivable (reported in the Company’s consolidated financial statements as Due from Disposal of Business as $3.4 million) for 1.8 million. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.

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

The Company also entered into a transition services agreement whereby the Company provides Nokia with transitional services for a period of up to 12 months. For such transitional services, Nokia pays the Company a monthly fee which escalates after the first six months and escalates further after nine months. During the three and nine months ended September 30, 2007 and 2006, monthly fees billed under this agreement were not significant.

The following table presents revenue, gross margin (loss) and pre tax operating loss for the U.S. Network Deployment business for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$—	$162	$91	$12,761

Gross margin (loss)	$—	$(868)	$91	$(1,055)

Income (loss) from discontinued operations (net of applicable taxes of zero)	$(9)	$(967)	$68	$(1,756)
Gain (loss) on disposal of discontinued operations (net of applicable taxes)	—	(63)	(1,550)	859

Total income (loss) from discontinued operations	$(9)	$(1,030)	$(1,482)	$(897)

Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment business are included in the balance sheet as of September 30, 2007 and December 31, 2006 and are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Billed accounts receivable	$82	$183
Accounts payable	$360	$1,087
Accrued expenses	$594	$623

  Sale of Brazilian Subsidiary

In July 2006 the Company made the decision to sell or liquidate its LCCI Brazil. LCCI Brazil provided mainly network deployment services and to a lesser degree RF Engineering. RF Engineering services include the design, optimization and performance improvement of wireless networks. In August 2006, after evaluating both options, the Company committed to a plan to sell LCCI Brazil to the management of the operation.

On October 27, 2006, the Company entered into a definitive Sale and Purchase Agreement with management, subject to approval of the Board of Directors of the Company. The Board of Directors of the Company approved the transaction and the Company’s determination to no longer operate in Brazil on November 2, 2006. Prior to this decision, the results of these operations were reported in the Americas segment.

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

The revenue, gross margin (loss) and pre tax operating loss for LCCI Brazil for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$459	$502	$1,358	$1,659

Gross margin (loss)	$(88)	$(375)	$(189)	$(288)

Loss from discontinued operations (net of applicable taxes of zero)	$(320)	$(671)	$(1,273)	$(951)

Additionally, certain assets and liabilities related to LCCI Brazil included in the balance sheet as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Cash and cash equivalents (cash overdraft)	$(14)	$50
Other receivables	209	418
Other current assets	63	65
Fixed assets	63	54

Assets held for sale	$321	$587

Accounts payable	$153	$84
Accrued employee compensation and benefits	173	113
Other accrued expenses	128	66

Liabilities held for sale	$454	$263

NOTE 6.	GOODWILL AND INTANGIBLES

As of September 30, 2007 and December 31, 2006, goodwill and other acquired intangible assets consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)

Goodwill	$58,056	$13,989

Other intangibles:
Customer relationships	$1,142	$1,098
Trade names	221	205
Patents	43	28
Other	3	223
Accumulated amortization	(1,365)	(1,261)

Other intangibles	$44	$293

Goodwill increased by $44.1 million as of September 30, 2007. Goodwill totaling $3.7 million was recorded on the acquisition of the equity interests in the Europe, Middle East and Africa business of WFI and goodwill totaling $39.7 million was recorded on the acquisition of certain assets and liabilities of the US wireless engineering services business of WFI, See Note 4. Business Combinations. The remaining increase of $0.7 million was due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. The Company performs its annual impairment review, annually in the fourth quarter, or earlier if changes in circumstances indicate a potential impairment. No impairment in goodwill was noted.

NOTE 7.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at September 30, 2007 and 2006. Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Net loss	$(7,897)	$(1,570)	$(24,639)	$(3,652)
Other comprehensive loss, net of tax:
Change in foreign currency translation gains	1,611	275	2,304	1,555

Other comprehensive loss	$(6,286)	$(1,295)	$(22,335)	$(2,097)

NOTE 8.	RESTRUCTURING CHARGE

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

Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2007 through 2014. The accrual remaining at September 30, 2007 includes approximately $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual assumes as of September 30, 2007 that the Company will receive $2.7 million in sublease income, all of which is committed. During the second quarter of 2007, the Company recorded a reduction in the restructuring payable of $0.5 million, mainly in respect of the over accrual of costs associated with tenant improvements

During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded restructuring charge of $1.8 million (net of $0.5 million recovery of a prior restructuring charge). Approximately $1.3 million of the charge was related to severance and headcount related costs and $0.5 million was related to non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs be paid in the fourth quarter of

2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in December 2007.

The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the US wireless engineering services business of WFI. The Company included these severance charges in goodwill. See Note 4, Business Combinations.

A reconciliation of the restructuring activities is as follows:

	Severance	Other	Total
	(in thousands)

Restructuring payable as of December 31, 2005	$22	$1,542	$1,564
Restructuring charge	—	108	108
Reversal of excess severance	(19)	—	(19)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(645)	(645)
Other	—	28	28

Restructuring payable as of December 31, 2006	3	1,033	1,036
Restructuring charge	1,328	531	1,859
Reversal of excess facilities provision	—	(495)	(495)
Restructuring charge on acquisition	545	—	545
Charges against the provision:
Payments for excess office space, net of sublease income		(624)	(624)
Payments for severance	(1,196)		(1,196)
Other	6	6	12

Restructuring payable as of September 30, 2007	$686	$451	$1,137

At September 30, 2007 and December 31, 2006, the restructuring payable was classified as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Accrued restructuring current	$988	$949
Accrued restructuring non-current	149	87

Accrued restructuring total	$1,137	$1,036

NOTE 9.	FACTORING AGREEMENT

During May 2007, the Company entered into a factoring agreement (the “Agreement”) with Barclays Factoring, S.A., (“Barclays”) whereby the Company may sell eligible accounts receivable to Barclays on a revolving basis up to a maximum of 800 thousand Euros. Under the terms of the Agreement, accounts receivable are sold to Barclays without recourse at their face value less interest of EURIBOR at 90 days plus 0.9% and a commission of 0.15%. Accounts receivable sales were approximately 413 thousand Euros during the three months ended September 30, 2007.

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

On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1.0 million, for a total of $4.0 million. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from approximately $23,000 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1.0 million for a total of $5.0 million. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to approximately $38,000. Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. On March 9, 2007, the Company terminated this Agreement.

In June 2006, Detron Belgium, which the Company acquired on December 29, 2006, entered into a credit agreement with ING bank. Under this agreement, Detron Belgium may borrow annually approximately $36,000, which amount was advanced to the Company at an interest rate of 4.8% per year. This is repayable in twelve monthly payments, the final payment being due in July 2007. In December 2006, Detron Belgium entered into a credit agreement with ING Bank. Under this agreement, Detron Belgium may borrow annually up to approximately $66,000 which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2007. As of September 30, 2007, Detron Belgium had $0.1 million outstanding under these lines of credit.

In January 2007, Detron Netherlands, entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility, (“Facility A”), and a loan facility, (“Facility B”). The maximum amount which Detron Netherlands may have outstanding under Facility A is $2.0 million such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABNAMRO’s adjustable Euro basis interest rate plus 1.5%. This was 6.25% at September 30, 2007. Approximately $0.1 million was advanced to the Company under Facility A. Under Facility B, ABN AMRO advanced to Detron Netherlands $0.5 million. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable over two years, the first payment was due on May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of Detron Netherlands. At September 30, 2007, there was $0.4 million outstanding under Facility B.

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

The new credit facility was amended on May 29, 2007 (the “amended credit facility”), in connection with the Company’s purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business. Under the terms of the amended credit facility, the aggregate amount owed to Bank of America by the Company, at any time may not exceed $30.0 million. The amended credit facility requires that the Company maintain certain net worth and working capital covenants and provide audited annual financial statements and unaudited quarterly financial statements to Bank of America. In addition the Company is required to make mandatory repayments of the amounts due in the event that the total amount owing under the amended credit facility exceeds the borrowing base amount as defined within the agreement. At September 30, 2007, the Company was not in compliance with the amended credit facility due to violations of certain financial performance covenants and the failure to provide the annual audited and periodic unaudited financial statements of the Company as required by the amended credit facility. The Company was unable to provide the financial statements due to a delay in finalizing its annual audited financial statements, mainly resulting from the need for additional time for the Company’s management to complete its assessment of the effectiveness of its internal controls over financial reporting and for the auditors to complete its required testing and review procedures with respect to such internal controls as of December 31, 2006, in accordance with Section 404 of the Sarbanes Oxley Act (SOX) 2002. On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default, as described in Note 18, Subsequent Events. At September 30, 2007, there was $28.5 million outstanding under the amended credit facility at an effective interest rate of 8.67%.

On June 1, 2007, the Company issued a Subordinated Promissory Note (“Note”) to WFI in connection with the purchase of the WFI US Engineering Business (see Note 4). The original amount of the Note was $21.6 million. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. The note has interest payable at rates based on the British Bankers Associated Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. This Note was subsequently sold by WFI to a third party. The Note is subordinated to the credit facility with Bank of America which among other things limits cash payments of interest or principle until certain conditions in the credit facility with Bank of America are met. The note is payable on June 1, 2010.

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

There have been no changes in the liability for unrecognized tax benefits during the quarter or nine months ended September 30, 2007

NOTE 12.	SHARE-BASED COMPENSATION

The Company has recognized compensation expense for continuing operations for all stock options and restricted stock units for the three and nine months ended September 30, 2007 and 2006 as follows:

	Americas		EMEA		Non Reportable Segments		Total
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)

Three Months ended September 30,
Cost of revenues	$12	$30	$6	$28	$—	$—	$18	$58
Sales and marketing	(1)	7	22	30	9	17	30	54
General and administrative	8	(44)	70	98	105	306	183	360

	$19	$(7)	$98	$156	$114	$323	$231	$472

	Americas		EMEA		Non Reportable Segments		Total
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)

Nine Months ended September 30,
Cost of revenues	$40	$90	$79	$65	$—	$—	$119	$155
Sales and marketing	21	43	66	72	76	26	163	141
General and administrative	29	40	209	264	804	699	1,042	1,003

	$90	$173	$354	$401	$880	$725	$1,324	$1,299

NOTE 13.	SHAREHOLDERS’ EQUITY

On April 19, 2007, the Company raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares of the Company at a price of $3.35 per share in a private placement. As part of the transaction the Company is required to file a registration statement covering the common stock within 45 days of the closing. The

Company was obligated to register the shares issued in the offering to the participating shareholders by defined dates or be subject to cash penalty payments. Due to the delay in filing its 2006 Form 10-K and subsequent 2007 Quarterly Form 10-Q’s, the Company has not been in compliance with its filings and as a result, has not been able to register the shares and meet these obligations. The agreement called for a cash penalty of 1% per month, up to 10%, beyond June 3, 2007 until a registration statement was filed for the investors’ shares and an additional cash penalty of 1% per month beyond August 20, 2007 until the registration statement is declared effective to a maximum of 10% penalty in each of these two periods. In accordance with EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company accrues for interest penalties under SFAS No. 5, Accounting for Contingencies, when they are probable and estimable. At September 30, 2007, the liquidated damages were probable and estimable, and the Company accrued approximately $1.0 million as of that date.

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

Segment detail is summarized as follows:

					Operating
	Americas		EMEA		Segment Total
	2007	2006	2007	2006	2007	2006
	(in thousands)

Three Months ended September 30,
Revenues:
From external customers	$16,442	$7,117	$25,392	$24,816	41,834	31,933
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$16,442	$7,117	$25,392	$24,816	$41,834	$31,933

Income (loss) before taxes	$(984)	$(172)	$(2,684)	$4,622	$(3,668)	$4,450

Total assets	$66,560	$19,427	$78,928	$78,615	$145,488	$98,042

					Operating
	Americas		EMEA		Segment Total
	2007	2006	2007	2006	2007	2006
	(in thousands)

Nine Months ended September 30,
Revenues:
From external customers	$29,253	$24,524	$66,938	$77,149	96,191	101,673
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$29,253	$24,524	$66,938	$77,149	$96,191	$101,673

Income (loss) before taxes	$(4,202)	$117	$(6,558)	$9,878	$(10,760)	$9,995

A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Revenues for reportable segments	$41,834	$31,933	$96,191	$101,673
Revenues for non-reportable segments	—	—	—	—

Total consolidated revenues	$41,834	$31,933	$96,191	$101,673

Income (loss) before income taxes:
For reportable segments	$(3,668)	$4,450	$(10,760)	$9,995
For non-reportable segments	(4,533)	(2,808)	(10,769)	(8,420)

Total income (loss) before taxes	$(8,201)	$1,642	$(21,529)	$1,575

Assets:
Assets for reportable segments			$145,488	$98,042
Assets not attributable to reportable segments:
Cash and cash equivalents			1,179	2,366
Restricted cash				37
Deferred and prepaid tax assets			2,410	1,385
Property and equipment			617	620
Receivables			129	288
Prepaids and other			814	479

Total consolidated assets			$150,637	$103,217

NOTE 15.	RELATED PARTY TRANSACTIONS

The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and during the third quarter of 2007 two members of the Singh family, Dr. Rajender and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of our cash costs and expenses. The Company billed Telcom Ventures approximately $19,000 and $29,000 during the three months ended September 30, 2007 and September 30, 2006, respectively, and approximately $58,000 and $105,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively, for payments made by the Company pursuant to this agreement. The Company received reimbursements from Telcom Ventures of approximately $18,000 and $43,000 during the three months ended September 30, 2007 and September 30, 2006 and approximately $51,000 and $0.1 million during the nine months ended September 30, 2007 and September 30, 2006. At September 30, 2007 and December 31, 2006, outstanding amounts associated with payments made by the Company under this agreement were approximately $8,000 and $1,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.

During the three months ended September 30, 2007 and 2006, the Company provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers were insignificant for the three months ended September 30, 2007 and September 30, 2006. Revenues earned from these customers were approximately $0.1 million and $0.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Billed and unbilled receivables outstanding were approximately $0.1 million as of September 30, 2007 and $0.1 million as of December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings and claims incidental to our business. The Company’s management does not believe that these matters will have a material adverse affect on our consolidated results of operations or financial condition.

NOTE 17. MANAGEMENTS’S PLANS, LIQUIDITY AND BUSINESS RISKS

As of September 30, 2007, the Company had an accumulated deficit of approximately $90.1 million and had incurred a net loss of $24.6 million and used $18.4 million in operating cash flows in the nine months then ended 2007. The Company had approximately $5.5 million available in operating cash and approximately $1.5 million of borrowing availability under its debt facilities.

The company believes that the combination of the availability under its bank lines, the as well as its $29.9 million of working capital will provide sufficient cash flow to carry out its operations for the next 12 months.

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

NOTE 18. SUBSEQUENT EVENTS

On October 11, 2007, the Company filed a current report on Form 8-K disclosing that, LCC UK Limited (“LCC UK”), a subsidiary of the Company, had served a twelve-month notice of termination to SEMAB Management Srl (“SEMAB”), a private limited liability company controlled by Mr. Carlo Baravalle, pursuant to the terms of a Consulting Agreement between LCC UK and SEMAB, dated December 23, 2004, (the “SEMAB Consulting Agreement”). Mr. Baravalle provided services to LCC UK and the Company under the terms of the SEMAB Consulting Agreement since December 23, 2004. On December 5, 2007, the Company filed a Current Report on Form 8-K disclosing that on November 29, 2007 the Company had executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle-East.

On November 12, 2007, in connection with the Company’s decision to sell its Brazilian subsidiary, LCCI Brazil, under the terms agreed in the Sale and Purchase Agreement, executed on October 27, 2006, the Company received notice from the buyers, that they have decided not to proceed with the acquisition of LCCI Brazil. The Company made the decision to sell or liquidate LCCI Brazil in July 2006, and is working on alternatives including an opportunity to sell the entity to another interested party under similar terms and conditions. As of September 30, 2007, in management’s opinion, the carrying value of the assets and liabilities held for sale as reported in the unaudited consolidated financial statements as of September 30, 2007, approximate fair value. The Company is currently in negotiations with this buyer and intends to continue to actively pursue the sale of LCCI Brazil.

On November 19, 2007, the Company filed a current report on Form 8-K disclosing that on November 13, 2007, the Company received an additional NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007 with NASDAQ.

On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. As amended, the facility provides for revolving loans to $21.95 million, which may be borrowed, repaid and reborrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009, with any remaining balance payable on November 29, 2009. The amendment increased the applicable interest rate on borrowings by 1.00% per annum, amended the financial covenants and required the payment to the bank of a fee of up to $0.6 million. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing.

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

On December 27, 2007, the Company filed a current report on Form 8-K disclosing that it had entered into an Exchange and Settlement Agreement with the investors which invested approximately $17.0 million for shares of the Company’s common stock in a private offering completed on April 19, 2007. As part of that investment, the Company entered into a registration rights agreement under which the Company agreed to register the investors’ shares of common stock by no later than June 3, 2007 or to pay a penalty of 1% per month up to 10% until the registration statement was filed with the SEC. In addition, the Company agreed to an additional monthly penalty of 1% if the registration statement was not declared effective by August 20, 2007. The Company has not been able to meet its obligation to these investors to register their shares because the Company has not been current in its reporting obligations with the SEC. Under the registration rights agreement the Company has been accruing penalties every month, payable in cash, for its failure to register the shares. The Company has now filed its 2006 Annual Report on Form 10-K in December 2007 and engaged new accountants to assist it with its 2007 quarterly reports on Form 10-Q. The Company entered into settlement agreement with the investors to resolve the matter without it having to pay any cash amounts and to obtain a release from further penalties.

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

The Company and Nokia have reached a definitive agreement on the amount receivable (reported in the Company’s consolidated financial statements as Due from Disposal of Business as $3.4 million) for $1.8 million. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.

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

OVERVIEW

We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, to deployment in certain geographic regions and ongoing operations and maintenance services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also enable us to secure ongoing operations and maintenance projects. Our technical consulting, system design and network optimization practices position us well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.

We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA (Europe, Middle East and Africa).

Americas:	Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators and equipment vendors in North America. During the nine months ended September 30, 2007, Americas generated approximately 23.6% of our total revenue.

EMEA:	Based in London, EMEA is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Belgium, Luxembourg, Germany, Spain, Greece, Pakistan and Saudi Arabia. During the nine months ended September 30, 2007, EMEA generated approximately 76.4% of our total revenue.

Nonreportable segments:	This segment of our business includes the wind down of our operations in Asia Pacific, LCC Wireline, Inc. corporate and the Wireless Institute. These combined operations generated minimal revenues.

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

Another statistic that we monitor is our contract backlog, which at September 30, 2007, comprised firm backlog of $68.9 million (2006 of $41.0 million) and implied backlog of $14.5 million (2006 of $19.0 million). We expect that our contract backlog will vary from time to time as we deliver contract revenues and will be dependent on our ability to win new awards. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

We have entered into a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. During the second quarter of 2006, we made the decision to sell our U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds, with the remainder to be paid upon final settlement. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. At June 30, 2007, this loan was repaid in full. In the third quarter of 2006, we made the decision to sell our Brazilian Subsidiary. We agreed to assume the obligations for payroll related taxes in dispute and recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. On March 9, 2007, we purchased the equity interests of Wireless Facilities, Inc.’s Europe, Middle East and Africa (EMEA) business for a cash purchase price of approximately $4.5 million including transaction related costs. On June 1, 2007, we acquired certain assets and liabilities of Wireless Facilities, Inc.’s U.S. wireless engineering services business for a purchase price of approximately $41.5 million (after adjustment for final agreement on the value of net assets transferred). We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

On November 12, 2007 we received notice that the buyers that they have decided not to proceed with the acquisition of our Brazilian Subsidiary, LCCI Brazil. We are working on alternatives including an opportunity to sell to another interested party under similar terms and conditions. On October 5, 2007, the Company entered into a non-binding letter of intent to sell LCCI Brazil. The Company intends to actively pursue the sale of LCCI Brazil.

RECENT DEVELOPMENTS

Bank Refinancing

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

On March 29, 2007, the Company filed a current report on Form 8-K disclosing that the Company anticipated a delay in filing its annual report on Form 10-K for the year ended December 31, 2006 with the U.S. Securities and Exchange Commission. The Company was unable to file the 2006 Form 10-K by the prescribed date due to the need for additional time for the Company’s management to complete its assessment of the effectiveness of its internal controls over financial reporting and for its auditors to complete its required testing and review procedures with respect to such internal controls as of December 31, 2006 in accordance with Section 404 of the Sarbanes Oxley Act (SOX) of 2002 and to complete any other remaining items necessary for filing the Form 10-K.

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

On December 20, 2007, the Company announced that the Listing Council notified the Company on December 19, 2007 that the Listing Council had determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Global Market continued listing requirements until February 18, 2008 (the “Listing Council Decision”). In its decision, the Listing Council noted that its discretion is limited to the lesser of 60 days from the date of the Listing Council Decision or 180 days from the date of the decision of the Panel, which was September 25, 2007. Therefore, the maximum amount of time the Listing Council can grant the Company is until February 18, 2008. The Company was granted a final extension until February 18 2008, to comply with NASDAQ rules for continued listing on the NASDAQ stock market. However, on February 14, 2008, the Company received a letter advising it that the NASDAQ Board of Directors has decided to review the Council’s December 19, 2007 decision and stay delisting pending further consideration by the Board.

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

We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 45.2% and 41.9% of our total revenues for the three and nine months ended September 30, 2007, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend has been for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.

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

We have also observed an increase in spending on wireless networks in developing countries. However, the increase in worldwide terrorism may adversely affect our business in these countries. For example, the U.S. State Department has issued security advisories for U.S. nationals in Saudi Arabia, Algeria and certain other countries in the Middle East. While we tend to staff these projects largely with local or regional personnel, we do recognize that undertaking work in such areas at this time carries a higher level of operating and political risk than in other more developed areas.

RESULTS OF OPERATIONS

The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

Revenues, Cost of Revenues and Gross Margins

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)

Revenues:
Americas	$16,442	39.3%	$7,117		$29,253	30.4%	$24,524
EMEA	25,392	60.7%	24,816		66,938	69.6%	77,149
Nonreportable segments	—		—		—		—

	41,834		31,933		96,191		101,673

Cost of revenues:
Americas	14,221	86.5%	5,653	79.4%	26,352	90.1%	19,338	78.9%
EMEA	21,322	84.0%	17,104	68.9%	54,485	81.4%	55,544	72.0%
Nonreportable segments	0	—	(86)	—	(12)	—	(86)	—

	35,543	85.0%	22,671	71.0%	80,825	84.0%	74,796	73.6%

Gross margins:
Americas	2,221	13.5%	1,464	20.6%	2,901	9.9%	5,186	21.1%
EMEA	4,070	16.0%	7,712	31.1%	12,453	18.6%	21,605	28.0%
Nonreportable segments	—	—	86	—	12	—	86	—

	$6,291	15.0%	$9,262	29.0%	$15,366	16.0%	$26,877	26.4%

Americas

For the quarter ended September 30, 2007, revenues in the Americas region increased to $16.4 million for the quarter as compared to $7.1 million during the corresponding period in 2006. Gross margin for the Americas region decreased year over year and was 13.5% for the quarter ended September 30, 2007, as compared to 20.6% for the comparable quarter in 2006. Gross margin increased quarter over quarter and increased by almost 2% to 13.5% for the quarter ended September 30, 2007, as compared to 11.8% for the second quarter of 2007. The increase in revenue of $9.3 million in the third quarter of 2007 as compared to the corresponding period in 2006 was almost entirely due to the increase in revenue attributable to our acquisition of the WFI US Engineering business on May 29, 2007. The decrease in gross margin of 7.1% for the quarter ended September 30, 2007 as compared to the comparable quarter in 2006, was the result of the following factors. The most significant factor was that the WFI US Engineering business had an overall lower gross margin than the stand alone LCC engineering business. Additionally, during much of the third quarter of 2007, the WFI US Engineering businesses workforce was being integrated and rationalized into our existing workforce. This had the impact of having more of the revenue generating workforce being idle or underutilized during the third quarter of 2007 as compared to the comparable period in 2006. Thus we incurred costs of maintaining that portion of the idle or underutilized workforce “bench costs” without generating sufficient revenues to offset such costs.

For the nine months ended September 30, 2007, revenues in the Americas region increased to $29.3 million as compared to $24.5 million for the nine months ended September 30, 2006. This increase was primarily due to the transition and integration of the workforce and selected assets and liabilities of WFI during the period. Gross margin for the Americas region for the nine months ended September 30, 2007 was 9.9%, as compared to 21.1% for the nine months ended September 30, 2006. This is primarily due to the continued low margins from the WFI US engineering business and the bench costs experienced during the integration of that business.

EMEA

For the quarter ended September 30, 2007, revenues increased $0.6 million to $25.4 million from $24.8 million in the corresponding period in 2006. The primary reasons for this increase were increased revenues attributable to our engineering services contract in Saudi Arabia and increased revenues attributable to the entities doing business in Europe that we acquired from WFI in the first quarter of fiscal 2007, offset by the continued slowdown in revenues from our deployment and consulting contracts in Algeria and the U.K. Gross margin for the EMEA region for the quarter ended September 30, 2007 was 16.0%, as compared to 31.1% for the three months ended September 30, 2006. This decrease was due primarily to the reduction in higher margin services provided in Algeria and the continued occurrence of certain relatively fixed costs in Algeria and the UK, without sufficient revenue to reach the level of gross margin achieved in the 2006 period.

For the nine months ended September 30, 2007, revenues decreased $10.2 million to $66.9 million from $77.1 million in the corresponding period in 2006. Gross margin for the EMEA region for the nine months ended September 30, 2007 was 18.6%, as compared to 28.0% for the nine months ended September 30, 2006. Sales and gross margin generated by services provided under our deployment and our consulting contracts in Algeria were significantly reduced during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006. This was a result of our Algeria customer delaying capital expenditures and the final rollout of the remaining sites to be deployed. Additionally, during the third quarter of 2007, we experienced a severe slowdown in deployment activity carried out for two customers in the U.K. This slowdown decreased our U.K. revenues and gross margins during the third quarter of 2007 as compared to the corresponding period in 2006. These decreases were partially offset by the increase in the amount of optimization work carried out by us on our engineering services contract in Saudi Arabia.

Nonreportable segments

There were no revenues from the non-reportable segments in the three months ended September 30, 2007.

Operating Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Sales and marketing:
Americas	$1,083	553	2,599	1,752
EMEA	2,276	702	5,813	3,120
Nonreportable segments	540	380	2,041	453

	3,899	1,635	10,453	5,325

General and administrative:
Americas	1,263	940	3,314	2,879
EMEA	2,337	2,593	7,948	7,764
Nonreportable segments	2,764	2,549	7,572	7,902

	6,364	6,082	18,834	18,545

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Restructuring charge (recovery):
Americas	—	—	—	—
EMEA	303	—	1,859	31
Nonreportable segments	—	—	(493)	77

	303	—	1,366	108
Depreciation and amortization:
Americas	233	143	426	439
EMEA	615	441	1,779	1,353
Nonreportable segments	69	89	206	241

	917	673	2,411	2,033

Total Americas:	2,578	1,636	6,339	5,070
EMEA	5,532	3,736	17,398	12,268
Nonreportable segments	3,373	3,018	9,326	8,673

Total	$11,483	$8,390	$33,063	$26,011

The increase in sales and marketing expense to $3.9 million in the quarter ended September 30, 2007 from $1.6 million in the corresponding period in 2006 was primarily due to increased sales headcount and increased sales efforts as a result of the acquisition of the WFI US Engineering business on May 29, 2007, and the WFI EMEA business acquired on March 9, 2007, partially offset by reduced commission expense in the EMEA region as a result of lower revenues relating to our Algeria, UK and Saudi contracts.

General and administrative expense increased from $6.1 million to $6.4 million primarily as a result of our acquisition of the WFI US and EMEA Engineering businesses in 2007. The relatively small size of the increase is primarily due to our efforts to increase the efficiency of our administrative operations and support functions in the Americas and the ongoing consolidation of back office operations of certain of our smaller operations in EMEA, as well as the fact that we had sufficient resources and systems to absorb these acquisitions without a significant increase in our general and administrative organization.

The increase in sales and marketing expense for the nine months ended September 30, 2007 to $10.5 million from $5.3 million in the comparable corresponding period in 2006 is due primarily to increased sales headcount and increased sales efforts as a result of the above mentioned acquisitions, as well as the increase in our sales force during the third quarter of 2007 as compared to the sales force that was in place in the Americas during the comparable period in 2006, The increase in general and administrative expenses to $18.8 million for the nine months ended September 30, 2007 from $18.5 million for the nine months ended September 30, 2006 is largely attributable to the increased efficiency of our administrative operations and support functions in the Americas and the ongoing consolidation of back office operations of certain of our smaller operations in EMEA, as described above.

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Interest income:
Americas	$1	$—	$1	$1
EMEA	8	5	32	30
Nonreportable segments	—	2	42	15

	9	7	75	46

Interest expense:
Americas	(640)	—	(811)	—
EMEA	(43)	(26)	(86)	(26)
Nonreportable segments	(575)	(145)	(1,102)	(550)

	(1,258)	(171)	(1,999)	(576)

Other income (expense):
Americas	12	—	46	—
EMEA	(1,187)	667	(1,559)	537
Nonreportable segments	(584)	267	(394)	702

	(1,759)	934	(1,907)	1,239

Total:
Americas	(627)	—	(764)	1
EMEA	(1,222)	646	(1,613)	541
Nonreportable segments	(1,160)	124	(1,454)	167

Total	$(3,009)	$770	$(3,831)	$709

In the third quarter of 2007 interest expense increased to $1.3 million from $0.2 million in the corresponding period in 2006, and was primarily due to increased borrowings as a result of our recent acquisitions. In the third quarter of 2007, other increased to $1.8 million compared to $0.9 million of other income in the corresponding period in 2006. This change was primarily due to the Company incurring losses on foreign currency translation in 2007 as compared to gains in 2006 due to the strengthening of the British Pound and the Euro versus other currencies. Similarly in the nine months ended September 30, 2007, the Company had $1.9 million of other expense as compared to $1.2 million of other income in the corresponding period in 2006. This change is also the result of fluctuations in foreign exchange rates as noted above. Additionally, in the three months and nine months ended September 30, 2007, we recorded a charge of $0.9 million and $1.0 million, respectively, related to liquidated damages as a result of our inability to file a registration statement and obtain effectiveness as required under the terms of in connection with our sale of common stock in April 2007. There was no such charge in the corresponding periods in 2006.

Tax Expense

A tax benefit of $0.6 million was recognized in the third quarter of 2007 as compared to $1.5 million tax expense in the third quarter of 2006. A tax expense of $0.4 million was recognized during the nine months ended September 2007 as compared to $3.4 million for the comparable period in 2006. The tax expense arises from international operations that generate taxable income. The decrease in tax expense for the third quarter of 2007 and for the nine months ended September 30, 2007 was due primarily to the reduction of taxable income generated in our Algerian operations the recognition of a tax benefit due to losses incurred as a result of the reduction in activity in Algeria and the UK. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

Liquidity and Capital Resources

The following discussion relates to our sources and uses of cash and cash requirements during the nine months ended September 30, 2007 and 2006.

Sources and Uses of Cash

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)

Net cash used in operating activities	$(18,425)	$(11,050)
Net cash (used in) provided by investing activities	(27,948)	11
Net cash provided by financing activities	44,917	2,760
Effect of exchange rates on cash and equivalents	470	314

Net decrease in cash and cash equivalents	$(986)	$(7,965)

During the nine months ended September 30, 2007, the Company’s balance of cash and cash equivalents decreased by $1.0 million. This decrease in cash and cash equivalents was primarily the result of our use of cash of $27.9 million in investing activities primarily related to our acquisitions during the period and $18.4 million used in operating activities as a result of our operating losses, offset by $44.9 million generated by financing activities, reflected in a net increase in debt of $28.7 million to fund our acquisitions, net proceeds from the sale of additional common stock during the nine months ended September 30, 2007 of $15.8 million and $0.5 million from the effect of foreign exchange rate changes on cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2006 was $11.1 million, offset by cash provided by financing activities for the nine months ended September 30, 2006 of $2.8 million, and $0.3 million from the effect of foreign exchange rate changes on cash and cash equivalents.

The principal investing activities were the acquisition in March 2007 of the equity interests in the Europe, Middle East and Africa business of WFI and the acquisition in June 2007 of certain assets and liabilities of the U.S. wireless engineering services business of WFI for an aggregate of $45.7 million.

The principal requirements for cash during the nine months ended September 30, 2007 were as follows: (1) to finance our recent acquisitions; (2) to finance the operating losses of the EMEA and the Americas business and our corporate costs; (3) working capital needs of the business; and (4)to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer, but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the nine months ended September 30, 2007, we used $3.8 million of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes.

We have met our cash needs during the period by accelerating the collection of our receivables, primarily in our Americas segment, and from funds from external sources through the issuance of common stock and debt as described below. We accelerated the collection of our receivables from certain of our customers in the Americas by integrating with the customers’ automated payment processes and by retaining more experienced and better trained collection personnel, as well as reinstituting requirements for our sales personnel to be actively engaged assisting in customer collections. On April 19, 2007, we raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares at a price of $3.35 per share in a private placement. We used the proceeds from the offering primarily for general corporate purposes.

On March 9, 2007, we entered into a revolving credit facility with Bank of America, N.A., (“Bank of America”) and terminated our then existing credit facility with Commerce Funding Corporation. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of WFI we amended and restated our outstanding credit facility with Bank of America. The Amended and Restated Credit Agreement

was further amended on November 30, 2007 to, among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. The facility now provides revolving loans of up to $21.95 million, which amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009, with any remaining balance payable on November 29, 2009. The amendment increased the applicable interest rate on borrowings by 1.00% per annum, amended of the financial covenants and required the payment to the bank of a fee of up to $0.6 million. In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility as well as any other obligations under the credit facility that are due and owing. On June 1, 2007, we issued a promissory note to WFI in the amount of $21.6 million in connection with the purchase. This promissory note is subordinated to our obligations under the amended and restated credit facility discussed above. On July 1, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. whereby the rights, title and interest in the promissory note were transferred to SPCP Group L.L.C.

As a result of the sale of the U.S. Network Deployment Business in 2006, the restructuring activities implemented during the second quarter of 2007, our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, and the increased revenue we expect in the Americas segment as a result of the WFI US acquisition in May 2007, we expect our cash flow to improve during the remainder of 2007 and into 2008.

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

Cash Requirements

	September 30, 2007	December 31, 2006
	(in thousands)

Cash and cash equivalents (exclusive of restricted cash)	$5,459	$6,445

Line of credit — short term	$1,325	$1,038

Note payable — short term	$—	$3,188

Working capital	$29,899	$33,490

Our future cash requirements are dependent on fluctuations in working capital, reducing our operating losses and achieving profitability capital equipment purchase requirements.

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

During 2006, we significantly decreased our dependence on working capital intensive and lower margin deployment services as we exited that business in the U.S. and Brazil in the Americas region and wound down deployment service contracts in countries such as Italy and Spain. This has decreased working capital fluctuations and working capital needs. We will continue to focus our business on engineering services and Operations and Maintenance contracts. As a result of the decreased dependence on the deployment related services, we experienced less fluctuation in our working capital as non-deployment services are generally higher margin businesses and require less working capital. Additionally, such services are generally not milestone based or have shorter milestone periods and in many cases do not have retainage provisions. We have also been able to lessen some of the working capital needs created by these contracts by negotiating payment terms with our contractors that more closely match our payments to the vendors to the payments we receive from our customers. To increase our liquidity we have entered into accounts receivable or other asset based financing arrangements in the U.S. and certain European countries. Finally the reduced activity of deployment related services in the UK and Algeria have positively impacted cash flow as we have been able to collect amounts owed to us for such past services with no requirement to increase the need for working capital as a result of the relatively low level of new deployment service activity in 2007.

On July 3, 2007, we filed a current report on Form 8-K disclosing that as a result of reduced operations in the UK and Algeria and as part of our recent WFI acquisitions, effective June 27, 2007, we have taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. Total charges of approximately $2.2 million, were incurred primarily in the second and third quarters of 2007. Approximately $0.7 million of the charge is related to severance and headcount related costs and $1.5 million is related to consolidation of certain facilities and other non-headcount related expenses. We paid the majority of severance and related costs in the third quarter of 2007, with the remaining costs expected to be paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in May 2012.

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

        Revenue recognition

Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 58.3% and 52.3% for the nine months ended September 30, 2007 and 2006, respectively. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At September 30, 2007 and December 31, 2006, respectively, we had $25.7 million and $24.8 million of unbilled receivables.

Allowance for doubtful accounts

The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the nine months ended September 30, 2007 and 2006, we derived 64.7% and 82.6%, respectively, of total revenues from our ten largest customers. For the year ended December 31, 2006, we derived 83.6%% of total revenues from our ten largest customers. These ten largest customers constituted 61.1% and 80.3% of our net receivable balance as of September 30, 2007 and December 31, 2006, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.

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

We assessed the realizability of certain deferred tax assets in each of the quarters in 2007, consistent with the methodology we employed for 2006. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. We will continue to evaluate the deferred tax asset valuation allowance balances in our U.S. and foreign companies throughout 2007 to determine the appropriate level of valuation allowance. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As part of our adoption of FIN 48, we recognized a $0.9 million increase in U.S. and foreign tax liabilities for unrecognized tax benefits which was accounted for as an increase of the January 1, 2007 balance of the accumulated deficit.

Restructuring charge

During the second quarter of 2007 we recorded net restructuring charges of $1.1 million. Approximately $0.5 million of the charge is related to non-headcount related expenses

The restructuring charges primarily relate to leased office space, which we no longer occupy. The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. This requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased, and broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers.

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

RELATED PARTY TRANSACTIONS

The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and during the third quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with our initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of our cash costs and expenses. We billed Telcom Ventures approximately $19,000 and $29,000 during the three months ended September 30, 2007 and September 30, 2006, respectively, and approximately $58,000 and $105,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of approximately $18,000 and $43,000 during the three months ended September 30, 2007 and September 30, 2006 and approximately $51,000 and $109,000 million during the nine months ended September 30, 2007 and September 30, 2006. At September 30, 2007 and December 31, 2006, outstanding amounts associated with payments made by us under this agreement were approximately $8,000 and $1,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.

During the three months ended September 30, 2007 and 2006, we provided services to two customers where Telcom Ventures has a minority investment. Revenues earned from these customers were not significant for the three months ended September 30, 2007 and September 30, 2006. Revenues earned from these customers were approximately $0.1 million and $0.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Billed and unbilled receivables outstanding were approximately $0.1 million as of September 30, 2007 and $66,000 as of December 31, 2006, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

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

Approximately 60.7% and 69.6% of the Company’s revenues were generated outside the U.S. for the three and nine months ended September 30, 2007, respectively, the majority of which were in the Netherlands, the UK, Algeria and Saudi Arabia in 2007 and in Algeria and Saudi Arabia in 2006. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $2.3 million during the nine months ended September 30, 2007.

We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed from the London operations at September 30, 2007 (denominated in Euros) include Italy in the amount of $5.1 million, Algeria in the amount of $9.6 million and Saudi Arabia in the amount of $7.1 million. Foreign subsidiaries with amounts owed to the McLean office at September 30, 2007 (denominated in Euros or British Pounds) include Italy in the amount of $4.5 million and the United Kingdom in the amount of $15.0 million. These balances generated a foreign exchange loss of $0.9 million included in our consolidated results for the nine months ended September 30, 2007. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.9 million increase to our operating profits in 2007 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

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

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2006 Annual Report on Form 10-K. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of September 30, 2007 the Company’s disclosure controls were not effective because of the material weaknesses described below.

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

In 2007, the Company took steps to remediate the two material weaknesses to ensure competent and timely monitoring of internal controls and strict oversight over the accrual process in Algeria. However, as of September 30, 2007 these steps had not been completed and, therefore as of September 30, 2007, we did not maintain effective internal controls with regard to the above identified material weaknesses.

In regard to the deficiency related to monitoring, the Company utilized an experienced professional services firm and independent contractor to partner with management to execute its Internal Audit function and develop, plan, implement, and execute, testing of internal controls which occured during 2007. This process allowed management to evaluate and assess the effectiveness of the controls. The Company took an additional step to enhance its internal control environment by creating a senior level management position overseeing Internal Audit that was filled by a qualified candidate effective January 2, 2008.

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

The Company took an additional step to enhance internal control environment by creating a Controller position in Algeria to oversee financial operations and monitor effectiveness of controls. The position was filled by a qualified candidate in December 2007.

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

Except as described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5: Other Information

On June 1, 2007, the Company issued a Subordinated Promissory Note (“Note”) to WFI in connection with the purchase of the WFI US Engineering Business. The Original amount of the Note was $21.6 million. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred, and a replacement Note in the increased amount was issued by the Company on February 18, 2008. The Note has interest payable at rates based on the British Banker Association Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. This note was subsequently sold by WFI to a third party. The Note is subordinated to the credit facility with Bank of America which among other things limits cash payments of interest or principal until certain conditions in the credit facility with Bank of America are met. The Note is payable on June 1, 2010.

Item 6: Exhibits

10.1	—	Letter Agreement, dated September 29, 2007, between LLC International, Inc. and Melvin L. Keating (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 25, 2007).
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/  Louis Salamone, Jr.
Louis Salamone, Jr.
Executive Vice President and
Chief Financial Officer and Treasurer

February 21, 2008