Form 10-K
period 2007-12-31
LCC INTERNATIONAL INC
filed 2008-04-29
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Class A Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 29, 2007, based upon the last reported sale price of the registrant’s Class A Common Stock on the NASDAQ Global Market on that date, was $114,311,865.

As of April 21, 2008, the registrant had outstanding 26,459,323 shares of Class A Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2008, are incorporated by reference into Part III of this Report.

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

We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, to benchmarking and performance services to ongoing operations and maintenance services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also assist us in securing ongoing operations and maintenance projects, including advanced network optimization and benchmarking contracts. Our technical consulting, system design and network optimization practices position us well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how their customers use wireless services.

Since our inception, we have delivered wireless network solutions to more than 350 customers in over 50 countries. Customers outside of the United States accounted for 67.8% and 77.1% of our revenues from continuing operations for the years ended December 31, 2007 and 2006, respectively.

In recent periods we have completed a number of business acquisitions and dispositions. We completed the purchase of the equity interests in the Europe, Middle East and Africa wireless engineering services business of Wireless Facilities, Inc., (“WFI”) and also acquired certain assets and liabilities of the U.S. wireless engineering services business of WFI, which included customer contracts, tools, other assets and approximately 350 employees. The Company made the decision to sell the Company’s U.S. Network Deployment operations and completed that sale in the second quarter of 2006. The Company is also in the process of selling its Brazilian subsidiary. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Business Combinations, and Note 5, Discontinued Operations, to our consolidated financial statements.

Industry Background

Wireless Telecommunications Networks

Wireless networks are telecommunications systems built using radio frequency-based systems that allow a mobile phone or data device to communicate without a metallic or optical cord or wire equipment. The number of mobile users world-wide has surpassed those using wireline services and the penetration rate of wireless broadband is increasing at an even faster rate. The life cycle of a wireless network continually evolves and consists of several phases including strategic planning, design, deployment, expansion, optimization as well as operations and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will be located, how it will utilize radio frequency spectrum and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a technology platform and deployment strategy to determine total cost of ownership as a baseline to identify the wireless operators ROI.

Following acceptance of a wireless network design, then deployment of the network can begin. During this phase, continual performance and pre-launch optimization testing verifies live network quality of service against the original design. Finally, professional technicians install and commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance and benchmark the performance to repeat the optimization process.

Once a wireless network becomes operational and the number of subscribers or demand for network resources increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless system must be continually updated and optimized to address changes in traffic patterns, and interference from neighboring or competing networks or other radio sources. Operations and maintenance also involve tuning the network to enable operators to compete more effectively in areas where there are multiple system operators.

Finally, as new technologies continuously develop, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as third generation and fourth generation (or “3G” and “4G”, respectively), with an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, and operations and maintenance phases of a new cycle in the life of an existing or new network.

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

Wireless access to the Internet is still in its relative infancy but growing rapidly as web-enabled devices become more widely accessible and affordable. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in 3G and 4G to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, text messaging services, music on-demand, streaming video, self-generated content, ring tones, online-banking, locations-based services and interactive games. In addition, the introduction of mobile multimedia services such as voice over internet protocol (“VoIP”) and mobile TV has resulted in the development of new wireless broadband and broadcast technologies to support high speed data and video.

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

•	The issuance of new or additional licenses to wireless service providers. In September 2006, the Federal Communications Commission (“FCC”) auctioned spectrum in the Advanced Wireless Services (“AWS”) band. The winning bidders included existing wireless carriers, as well as new entrants such as cable companies. A similar auction is taking place in 2008 as the FCC auctions licenses in 700 mhz band. Auctions in Canada are also expected in 2008. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be located and how it will be configured. In addition, the incumbent users of the AWS spectrum must be relocated to clear the frequencies for use by the auction winners. The spectrum relocation process requires coordination, negotiation, and engineering for both the incumbents and the new license holders. The network build out requires preparation of detailed site location designs and radio frequency engineers must review interference to or from co-located antennae.

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

The LCC Solution

We help wireless service providers around the world address the issues they face in developing networks to meet subscriber demand, reduce their costs and add new services and functionality. We believe the services performed by LCC which address these issues and the need for wireless service providers, telecommunications equipment vendors and others to outsource an increasing portion of their wireless network services, distinguish us and result in competitive advantages:

•	Expertise and experience with all major wireless technologies, system protocols and equipment vendors. We have experience working with all major wireless access technologies, including second generation, or 2G, 2.5G, 3G and 4G digital system protocols and their respective migration paths, including: (i) Global System for Mobile Communications (“GSM”) and its evolution path including Universal Mobile Telecommunications System (“UMTS”) and High Speed Packet Access (“HSPA”); (ii) Time Division Multiple Access (“TDMA”); (iii) Code Division Multiple Access (“CDMA”) and its evolution path including Single Carrier Radio Transmission Technology (“1xRTT”) and 1x Evolution-Data Optimized (“1xEV-DO Rev 0 and Rev A”); (iv) Integrated Dispatch Enhanced Network (“iDEN”); (v) broadband’s Local Multipoint Distribution System (“LMDS”), Multichannel Multipoint Distribution Service (“MMDS”), 802.11x (“Wi-Fi”) and 802.16 (“WiMAX”) technologies; (vi) Europe’s equivalent to iDEN referred to as Tetra; (vii) Satellite Digital Audio Radio Service (“S-DARS”); (viii) Digital Video Broadcasting for mobile TV (“DVB-H and MediaFLO”); and (ix) core network technologies. We are actively engaged in supporting the development of new and emerging technologies and standards in the wireless telecommunications industry through participation in industry panels and industry association forums and through independent research. We have worked with the equipment made by all major equipment manufacturers. Our Wireless Institute, which provides training and research services, is an integral part of our technical development activities.

•	Ability to deliver turnkey solutions. Our ability to provide a broad combination of services which may include several or all of the services such as design, consulting and operations and maintenance services for wireless networks, which we refer to as end-to-end network engineering services, enables our wireless customers to engage us as a single responsible party accountable for designing, optimizing and managing their wireless networks under a single contract. In 2007, LCC acquired the engineering assets of WFI in the United States and Europe. Through these acquisitions, LCC increased its ability to provide services across all regions in RF Engineering, Broadband Wireless Engineering, Fixed Network and Backhaul, Spectrum Management and Land Mobile Radio. We coordinate our use of resources for each phase of the project from planning to design, benchmarking and optimization to operations and maintenance of the wireless network, enabling us to reduce the time and cost of our services. In order to supplement such services, we have established a presence in numerous countries, including Algeria, Belgium, Germany, Greece, Italy, Luxembourg, the Netherlands, Pakistan, Spain, Saudi Arabia, United Arab Emirates, Turkey, Sweden, Egypt, and the United Kingdom. We provide our customers with a primary point of accountability and reduce the inefficiencies associated with coordinating multiple subcontractors to enable projects to be transitioned from discipline to discipline in an efficient manner.

•	Speed to market. Our expertise, global presence and processes enable us to respond quickly to support our customers’ objectives. Members of our technical and design teams often work together with the customer at the initial stage of a project in order to plan an effective and efficient solution for the customer’s needs.

•	Worldwide depth of resources. Our professionals collectively have experience designing and deploying networks in the major markets in the United States, as well as many countries throughout the world. As of December 31, 2007, approximately 68.1% of our billable employees were employed outside the United States. During the past 25 years, our professionals have designed wireless networks employing all major technologies in North America, Europe, Asia, Latin America, the Middle East and Africa. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates.

LCC Services

We offer to our wireless customers a complete range of wireless network services, including: (i) high level technical consulting (20.2% and 2.6% of revenues for 2007 and 2006, respectively); (ii) design and optimization services (47.0% and 54.1% of revenues for 2007 and 2006, respectively); (iii) deployment services (18.8% and 39.2% of revenues for 2007 and 2006, respectively); and (iv) ongoing operations and maintenance services (14.0% and 3.7% of revenues for 2007 and 2006, respectively). In 2007, we derived 21.1% of our revenues from projects involving 2G technology, 4.7% of our revenues from projects involving 2.5G technology, 43.8% of our revenues from projects involving 3G technology, and 30.4% of our revenues from projects involving other technologies. All percentages are based on revenues from continuing operations.

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

Deployment Services

The Company, in reviewing its strategic objectives, decided to exit the U.S. Network Deployment business in 2006 due to the increasing amounts of working capital required to operate this business as a result of increasingly extended milestone payments under customer agreements and to lower profit margins in the U.S. market. As a result, the focus of the Company’s deployment services has shifted to limited geographies in our overseas operations and include:

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

For financial information about the sale of the U.S. Network Deployment business, see Note 5 to our consolidated financial statements.

Operations and Maintenance Services

We provide operations and maintenance services to wireless service providers with ongoing outsourcing needs. Depending on customers’ needs, the scope of such arrangements varies greatly. We may assume responsibility for all or part of the day-to-day operation and maintenance of wireless networks.

Geographic Organization

We provide our services through a regional management organization that comprises two principal regions and several smaller divisions. Our primary operating regions are “Americas” and “EMEA” (Europe, Middle East and Africa). Our Americas region, which is headquartered in McLean, Virginia, provides a range of service offerings to wireless operators and equipment vendors in North America. In 2007 Americas generated approximately 32.2% of our total revenue. Our EMEA region, which is based in London, is responsible for operations in the United Kingdom and overseas, including Algeria, Austria, Belgium, Egypt, France, Germany, Greece, Italy, Luxembourg, the Netherlands, Pakistan, Romania, Saudi Arabia, Scandinavia, Spain and Turkey. In 2007, we established a marketing office in Dubai, United Arab Emirates for our EMEA region. In 2007, EMEA generated approximately 67.8% of our total revenue.

The Company’s nonreportable segments in 2007 were comprised of our Asia-Pacific operations which were not significant in 2007, LCC Wireline, Inc. and corporate.

For financial information about our operating segments, see Note 19 to our consolidated financial statements.

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

•	Benefit from adjacent market opportunities by leveraging our current knowledge and customer base. We are actively pursuing a strategy to leverage our knowledge base and customer relationships towards expanding our offerings into adjacent markets through new products and services. For example, our Research and Innovation Services team, coupled with our worldwide practical field experience, finds opportunities to create and apply innovative methods to dimension, design, optimize and monitor wireless telecommunications networks around the world. This results in our ability to leverage unique and patented processes, combined with intellectual capital created by our internal technical and innovative culture, to provide services built around specific software tools based on market demand. As a result, we launched TotalViewtm as our software based tools and services delivery platform. Through TotalViewtm, we can offer performance and optimization services from the network towards the end-user and the end-user towards the network that combines traditional Quality of Service (QoS) measurements with Mobile Content and Quality of Experience (QoE) measurements to create a unique and valued end-to-end or “total view” solutions for our customers. Our TotalViewtm strategy includes services and tools created within our Research and Innovation Services area, but also includes software based tools developed by key external partners. Consistent with our history as a leader in facilitating the development and adoption of new wireless technologies, we have been active in the research, development and testing of fixed and mobile broadband 3G and 4G networks through consulting engagements with leading broadband carriers and equipment providers. The insight gained led to the creation of recent offerings that target wireless operators challenged by high-bandwidth and high-capacity service delivery based on EVDO, HSDPA and WiMAX technologies, as well as transport technologies such as CWDM, DWDM, SDH and ATM. Our recent offerings include core and transport technologies for wireline operators as well. We intend to expand our integrated offerings to create hosted and managed services where a customer may access QoS or QoE information that resides within our servers or centralized service delivery center. This unique service delivery strategy leverages natural synergies with our engineering businesses and provides a cost effective and faster means to reach new customers and markets. We believe these and other industry trends provide new opportunities to expand our portfolio beyond our current service offerings into areas that offer attractive recurring revenues as well as open the door to new sets of clients such as mobile content, media providers, tier 2 carriers and operators within emerging markets. We intend to pursue organic growth into adjacent markets as well as take advantage of opportunities that may arise to acquire or partner with high quality companies that can enhance our capabilities.

•	Provide end-to-end services. We provide integrated end-to-end solutions ranging from high level technical consulting, to system design and deployment, to ongoing operations and maintenance services. Our ability to provide end-to-end, or turnkey, services enables our wireless customers to engage a single, responsible party who is accountable for delivering and managing projects under a single contract. Accordingly, we leverage initial consulting opportunities to secure later-stage system design, optimization and deployment contracts. Engagements to provide design, optimization and deployment services help us secure ongoing operations and maintenance projects, which is an emerging market segment. We intend to pursue these engagements, and will continue to focus our business on radio frequency engineering services and operations and maintenance contracts. Providing ongoing operations and maintenance services positions us well for additional opportunities as wireless service providers must either upgrade their existing networks or deploy new networks to benefit from the latest available technologies. Many clients initially engage us to perform specific services, such as engineering services. Once we secure a client relationship, we work to expand our relationship to provide additional services offered by the company. We do this by understanding the client’s needs and leveraging our reputation and demonstrated performance on client engagements. We typically self-perform network design, site acquisition and zoning services and hire subcontractors to perform civil engineering and construction services under our direct management. Self-performed work generally carries higher profit margins than subcontracted work. As described earlier, based on our assessment of the U.S. deployment market, we exited the U.S. Network Deployment business in 2006. While we have decided that the U.S. deployment market is not attractive for us, we intend to continue pursuing deployment projects in markets that provide compelling opportunities.

•	Increase our presence in new geographic areas to capture additional growth opportunities. In order to realize the full benefit of wireless services worldwide, we target areas with strong potential growth by creating a localized presence. We pursue this effort through establishing a local presence, pursuing strategic acquisitions or entering into partnerships to reach new markets. We currently have a localized presence in Algeria, Austria, Belgium, Egypt, France, Germany, Greece, Italy, Luxembourg, the Netherlands, Pakistan, Romania, Saudi Arabia, Spain, turkey, United Arab Emirates and the United Kingdom in addition to the United States, and are considering expansion into other international markets as well as new domestic markets. To increase our local presence in emerging areas we have completed strategic acquisitions and investments in Europe. For example, in December 2006 we acquired Detron Belgium, NV, a company engaged in providing wireless communications design and deployment services in Belgium and Luxemburg. In March 2007, we acquired the equity interests of Wireless Facilities, Inc.’s EMEA operations which expanded our operations into new markets in France, Turkey and Scandinavia and further enhanced our presence in the U.K. We intend to continue to pursue organic growth in new markets as well as take advantage of such opportunities as may occur to acquire or partner with high quality companies that accelerate our access to, and provide us with a local presence in new markets.

•	Attract and retain highly qualified personnel. As a service business, our success depends on our ability to attract, train and retain highly skilled professionals. As a result, we seek to recruit highly skilled personnel, facilitate their professional development and create a business atmosphere that encourages their continued employment. As of December 31, 2007, we had 1,304 total employees, of which 842 were billable employees. As of that date, approximately 68.1% of our billable employees were employed outside of the United States. In May 2007, we significantly increased the number of skilled billable professionals in the U.S. as a result of the acquisition of the Wireless Facilities, Inc. U.S. radio frequency engineering business. Our professional staff is highly educated with many of our engineering professionals holding masters degrees or doctorates. Recognizing the critical importance of retaining highly qualified personnel for our business, we work closely with our employees to develop and enhance the technical, professional and management skills required to be successful at our Company. Our senior management believes it is critically important to create and maintain an open culture that encourages learning, responsibility and collaboration. For example, Dean J. Douglas, our Chief Executive Officer, hosts bi-monthly teleconference meetings with all employees to foster an open working environment. We also invest in all of our professionals by expanding their professional education through our Wireless Institute, which provides training for our engineers and our customers covering the latest technologies developed and deployed throughout the world.

Customers and Backlog

We provide consulting, design, deployment, and operations and maintenance services to wireless service providers, telecommunications equipment vendors, satellite service providers, systems integrators and tower companies. In 2007, revenues from our largest customer, Saudi Telecommunication Company, were 18.1% of our total revenues. Our other large customers include: Algeria Telecom, AT&T Wireless, Ericsson, Nokia, Orange Personal Communication Services Limited, Siemens, Sprint, T-Mobile and Vodaphone. Our top ten customers accounted for 63.3% of revenues for the year ended December 31, 2007.

Our firm backlog was $61.6 million at December 31, 2007. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We also had implied backlog of approximately $16.6 million as of December 31, 2007. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment. Our contracts typically include provisions that permit customers to terminate their contracts under various circumstances, including for customer convenience.

Sales and Marketing

We sell and market our consulting, design, performance optimization, benchmarking and operations and maintenance services through the collaborative efforts of our sales force, our senior management, our marketing group and our Wireless Institute. Our sales representatives work in conjunction with our senior executives and delivery organizations to develop new client relationships, drive revenue growth and establish the Company as a primary solutions provider to our clients. Sales personnel and our senior management proactively establish contact with key decision makers at all levels within our clients to identify and capture opportunities and work to establish awareness and preference for our services. Because customers’ purchasing decisions often involve an extended decision making process requiring involvement of their technical personnel, our sales personnel work collaboratively with our technical consulting and network personnel to develop new sales leads and secure new contracts. Excluding our Wireless Institute staff, as of December 31, 2007, we employed 36 full-time sales and marketing staff, based in our offices in Algeria, Belgium, France, Italy, the Netherlands, Pakistan, Saudi Arabia, Scandinavia, Spain, the United Arab Emirates, the United Kingdom and the United States.

Marketing

In 2006 and 2007, we also invested in expanding and enhancing our marketing organization, which has direct responsibility to enhance brand equity. Our marketing staff supports our business strategy through the development of new products and services, articles, publications, analyst meetings and trade shows and key industry conferences. In 2006, the marketing team launched TotalView tm, a tools based services strategy that creates additional value for our existing services, as well as a platform to launch new services as the Company extends its service portfolio across other segments of the wireless industry. Our marketing group leads the positioning of our service offerings, creates company awareness, brand recognition and manages joint marketing efforts with strategic alliance partners. The Company’s service offerings center around the mobile content delivery that measures performance from an end-user perspective. The marketing group conducts market and competitive analyses, defines industry-specific business requirements and identifies potential sales opportunities, develops key business plans and go-to-market models, develops key marketing and sales materials, manages the website and company content, and manages as the day to day operations of our investor relations efforts.

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

Research and Innovation

We have 25 years of experience which has produced our team of leaders — executives and engineers, many with PhDs — who have worked alongside of and even trained members of the manufacturers and major carriers in the business. Our team has been involved in innovations in EDGE, UMTS, HSDPA, EVDO, WiMAX and the creation of world-class 3G networks.

The Company’s technical consulting services range from technology consulting to business planning with CapEx/OpEx modeling and individualized custom projects that address specific client needs. These services provide the technical expertise required to maximize business efficiencies through an in-depth understanding of wireless technology. Through our consulting services, customers gain critical insight into wireless communications, including the possible impact of new broadband technologies, devices or applications on the industry. Our Research and Innovation Services area also creates tools where none yet exist for unique greenfield networks, as well as special network needs.

Competition

The market for technical consulting, design, deployment, and operations and maintenance is highly competitive and fragmented and includes numerous service providers. In particular, we believe that the competition in

Europe is particularly fragmented with numerous small, regional independent service providers. Our competitors fall into three broad categories:

•	internal staffs of wireless service providers,

•	wireline service providers, and

•	independent service companies, which provide a full range of wireless network services, and a large number of other companies that provide limited wireless services.

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

We believe our ability to compete depends on a number of additional factors, which are outside of our control, including: (i) the ability and willingness of customers to rely on their internal staffs to perform services themselves; and (ii) the customers’ desire to bundle equipment and services.

Employees

As of December 31, 2007, we had 1,304 total employees worldwide. We believe that relations with our employees are good. None of our employees is represented by a labor union and we have not experienced any work stoppages.

International Operations

During the last three years, our international operations have become an increasingly significant source of our revenue. From the late 1990s until recently we entered into a number of strategic acquisitions and investments to enhance our international wireless capabilities and to establish a local presence in several countries. Our operations in the United Kingdom, France, Turkey, Italy, Belgium, the Netherlands and Scandinavia are a direct result of such investments. In addition, we established local capabilities by virtue of receiving the award of projects in countries such as Saudi Arabia, Pakistan and Algeria, which comprised 35.1% of our revenues in the EMEA region in 2007. We also have a localized presence in Austria, Egypt, Germany, Greece, Luxembourg, Romania, Spain and the United Arab Emirates.

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

For financial information about our international operations, see note 19 to our consolidated financial statements.

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

Additional Information

The Company’s internet address is www.lcc.com. A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website or the Securities and Exchange Commission (“SEC”) website in the EDGAR database at www.sec.gov. as soon as reasonably possible after such report is filed with or furnished to the SEC.

Item 1A.	Risk Factors

Risk Factors

In any given year, we derive a significant portion of our revenues from a limited number of large projects, and, if we are unable to replace these large projects upon completion, we could have a significant decrease in our revenues which would negatively impact our ability to generate income.

We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of large projects. For example, for the year ended December 31, 2007, our largest project was for Saudi Telecommunication Company , (“STC”), which comprised 18.1% of our total revenues. As these projects wind down to completion, we face the task of replacing such revenues with new projects. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results.

We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with these customers were harmed our business would suffer.

For the years ended December 31, 2007 and 2006, we derived 63.3% and 82.7%, respectively, of our total revenues from our ten largest customers. We believe that a limited number of customers will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

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

The level of merger activity among telecommunications operators has increased markedly in the recent past and this trend is continuing. For example, one of our customers, Cingular, merged with AT&T Wireless and one of our largest customers, Sprint, merged with Nextel. These consolidations have reduced and may continue to reduce the number of companies comprising that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced base of potential customers. We have historically derived a significant portion of our revenues in any given year from a limited number of large projects. Also, we may not be able to reduce costs in response to any decrease in our revenues. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.

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

Our Amended and Restated Credit Agreement requires us to meet certain periodic financial tests, including monthly cumulative EBITDA covenants, and requires us to make mandatory prepayments in 2008 and 2009. We have been in default under the Amended and Restated Credit Agreement, including defaults relating to financial covenants. These defaults have been waived by our lender and the Amended and Restated Credit Agreement has been amended, among other things, to revise certain of the periodic financial tests. Our ability to meet the periodic financial tests and fund the mandatory prepayments will depend on the performance of our business, as well as the realization of anticipated benefits from our recent acquisition of the U.S. engineering business of Wireless Facilities, Inc. (“Acquired WFI Business”), including the Acquired WFI Business’ revenue and gross margins for such periods remaining relatively consistent with past performance and the achievement of certain cost savings primarily related to general and administrative expenses. If our business fails to perform as expected or these benefits fall short of our estimates or are not realized on a timely basis, we may fail to comply with our financial covenants or be unable to make the required prepayments, which could result in an event of default under the credit agreement. An uncured or unwaived event of default could cause us to have to repay the credit facility at a time when we do not have the funds to make such repayment and are unable to raise them or can only raise them on terms that are unfavorable to us.

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

Our ability to borrow funds or to maintain outstanding borrowings under our Amended and Restated Credit Agreement is dependent upon having a sufficient borrowing base. Our borrowing base is calculated in accordance with a formula based upon various percentages of eligible billed and unbilled receivables, where eligibility may depend upon factors such as the age of the receivables and the geographic location of the account debtor. If our borrowing base declines we must repay any outstanding borrowings to the extent they exceed the borrowing base and, in addition, we may not be entitled to borrow additional funds under the credit facility. This could result in an adverse effect on our business due to a lack of availability of needed working capital for normal operations or a lack of availability of funds to pursue our acquisition strategy. If we are unable to make a required payment under the credit facility this would cause us to be in default and at risk of having the entire facility called due at a time when we are unable to raise the necessary funds to pay it off on terms that are unfavorable to us or at all.

We may not receive the full amount of our backlog, which could harm our business.

Our firm backlog was approximately $61.6 million at December 31, 2007. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met:

•	the price of the work to be done is fixed;

•	the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and

•	there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed.

We also had implied backlog of approximately $16.6 million as of December 31, 2007. We define implied backlog as the estimated revenues from master service agreements and similar arrangements which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

Our backlog includes orders under contracts that in some cases extend for several years. The amount of our backlog that we may recognize as revenues during any fiscal quarter may vary significantly because the receipt and timing of any revenues is subject to various contingencies, many of which are beyond our control. Further, the actual realization of revenues on engagements included in our backlog may never occur or may change because a project schedule could change or the project could be cancelled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenues from engagements included in our backlog at December 31, 2007 our operating results for our 2008 fiscal year, as well as future reporting periods, may be materially harmed due to decreased revenues.

A large percentage of our revenues come from fixed price contracts, which require us to bear the risk of cost overruns.

A large percentage of our revenues are derived from fixed price contracts. The portion of our revenues from fixed price contracts for the years ended December 31, 2007, 2006 and 2005 was 54.7%, 52.8% and 71.0%, respectively. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks than time and materials and cost-plus type contracts because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.

To the extent we recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, increases in estimated project costs could cause fluctuations in our quarterly results and adversely affect our operating results.

We recognize revenues on fixed price contracts using the percentage-of-completion method of accounting, which requires considerable judgment since this technique relies upon estimates or budgets. With the percentage-of-completion method, in each period we recognize expenses as they are incurred and recognize revenues based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date to progress achieved against project milestones to determine if the percentage of completion is reasonable. Accordingly, the revenues that we recognize in a given quarter depend on, among other things, costs we have incurred for individual projects and our then current estimates of the total costs of the individual projects. If in any period we significantly increase our estimate of the total costs to complete a given project, we may recognize very little or no additional revenues with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that our cost estimates fluctuate over time or differ from actual costs, our operating results may be materially affected. As a result of these challenges associated with fixed price contracts, our gross profit on these contracts in future periods may be significantly reduced or eliminated.

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

Customers outside the United States accounted for 67.8% and 77.1% of our revenues from continuing operations for the years ended December 31, 2007 and 2006, respectively. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

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

Expansion of our international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could increase related general and administrative expenses and negatively impact our results of operations. In addition, the cost of attracting and retaining employees with the skill set to deal with non-U.S. regulatory compliance, as well as U.S. driven regulatory matters, such as compliance with the provisions of the Sarbanes-Oxley Act of 2002 and implementing regulations, may continue to increase general and administrative expenses, which might negatively impact our international operations and could further reduce our profitability.

Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of our non-U.S. projects are undertaken in local currency.

Although we generally incur project expenses in the same currency in which payments are received under the contract, we do not currently engage in additional currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of our operations, particularly if: (i) we cannot incur project expenses in the same currency in which payments are received under the contract; and (ii) there is a negative impact when converting back to United States Dollars. In addition, foreign exchange controls may limit the timing and our ability to have funds transmitted out of a foreign country.

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

If we maintain or increase billable staffing levels in anticipation of one or more projects and those projects are delayed, reduced or terminated, or otherwise do not materialize, we may underutilize these personnel, which would reduce our gross profit, harming our results of operations. It is extremely difficult to project accurately the demand for our services and, correspondingly, maintain an appropriately sized billable workforce. If we maintain a billable workforce sufficient to support a resurgence in demand and such demand does not materialize, then our expenses will be high relative to revenues. If we reduce the size of our billable workforce in response to any industry slowdown or decrease in the demand for services, then we may not maintain a sufficient number of skilled personnel to be able to effectively respond to any resurgence. As a result of these insufficient staffing levels, our competitive position in the industry could be negatively impacted and we could incur increased recruiting costs to replace our billable workforce. To the extent that we are unable to successfully anticipate increases or decreases in market demand for our services and manage the size of our billable workforce accordingly, we could lose customers to our competitors or underutilize our personnel. In either case, our financial results will suffer.

We may not be able to successfully achieve the expected benefits of our future acquisitions, investments or strategic partnering relationships.

We may make future acquisitions of, or investments in, other companies, capabilities or technologies or enter into strategic partnering relationships. Our strategy for acquisitions, investments and strategic partnering arrangements is designed to either: (i) allow us to expand our current service offerings into areas that offer attractive revenue opportunities; or (ii) accelerate our access to, and provide us with a local presence in, new markets. We have invested in building our global marketing and North American sales presence to capitalize on emerging opportunities and further enhance our sales capabilities in existing markets. Our new offerings in quality of service, quality of end user experience and spectrum clearing represent investments in new capabilities that may be supported by strategic partnerships with third parties. Despite these investments and efforts, we may not be able to successfully increase our service offerings or gain ground in new markets.

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

Because a significant portion of our general and administrative expenses are relatively fixed, our ability to reduce those expenses in proportion to any decrease in the revenues we generate is limited. The enactment of the Sarbanes-Oxley Act of 2002, and implementing regulations, has significantly increased the cost of being a public company. Such compliance is particularly challenging for us given the international scope of our operations and our overall cost of compliance relative to our size. Our international reach also brings a need for local general and administrative capabilities in both our employees and certain of our third party professionals, to accommodate local practices and comply with local legal requirements, including employment, tax and similar matters. We believe that our ability to reduce these expenses significantly without materially changing our strategy of localization and potentially jeopardizing our continued legal compliance is limited. As a result, we do not expect that we will always be able to reduce these expenses in proportion to significant decreases in our revenues, which could have a material adverse effect on our net margins.

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

Our success depends upon the continued trend by wireless service providers and network equipment vendors to outsource their network design, deployment and project management needs. If this trend does not continue or is reversed and wireless service providers and network equipment vendors elect to perform more tasks themselves, our operating results may be adversely affected due to the decline in the demand for our services.

Government regulations may adversely affect our business.

The wireless networks that we design, deploy and manage are subject to various FCC regulations in the United States and other international regulations. These regulations require that these networks meet certain radio frequency emission standards and not cause interference to other services, and in some cases accept interference from other services. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments or exclusion of our technology by a standards body, could harm our business, operating results, liquidity and financial position.

We may be unable to satisfy the accounting guidelines that govern the determination of the realizable value of a deferred tax asset in a given tax jurisdiction, thus eliminating our ability to recognize as an asset the tax benefit of operating losses in the same jurisdiction and causing a reduction in our overall consolidated profitability.

There are stringent rules that govern the realizable value of a deferred tax asset. For example, in the U.S. the Company has a deferred tax asset of approximately $24.1 million related primarily to the benefit of prior years’ operating losses, However, because of the Company’s history of losses in the U.S., the realization of this asset is not assured beyond a reasonable doubt. Accordingly, a valuation allowance has been recorded in the financial statements as of December 31, 2007.

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

The stock market in general, and the market for technology-related stocks in particular, is highly volatile. As a result, the market price of our stock is likely to be similarly volatile, and investors in our stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. In addition, for the period from January 1 to December 31, 2007, the average daily trading volume for our stock as reported by The NASDAQ Global Market was 91,829 shares. Accordingly, the price of our stock and the trading volume of our stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

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

We currently lease approximately 33,000 square feet at 7900 Westpark Drive, McLean, Virginia, which now serves as our corporate headquarters. We moved into this space in June 2007. We do not intend to sublease at the new location. Until June 30, 2007 we leased approximately 155,000 square feet of office space for our corporate headquarters in McLean, Virginia, under a ten-year lease that expired on June 30, 2007. Through June 30, 2007 we occupied approximately 59,000 square feet of the McLean facility and subleased approximately 96,000 square feet to subtenants.

We lease approximately 6,400 square feet of office space at our Europe, Middle East and Africa, or EMEA, regional headquarters in London, England, under a 13-year lease expiring in September 2014. We occupy approximately 2,300 square feet of the London facility. We currently sublease approximately 4,100 square feet to subtenants.

In addition, we lease approximately 131,000 square feet of office space in connection with our local operations in the United Kingdom (primarily in London and Cambridge), France (Paris), Belgium (Zaventem), Turkey (Istanbul) ), Italy (Rome and Milan), the Netherlands (Hertogenbosch) for our regional operations and/or sales and marketing efforts in Algeria, Spain, and the U.A.E. and project office space as required to perform contracts in various locations for our clients.

All of our facilities are used for current operations of all segments except for our discontinued operations in Brazil.

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

Our 2007 Annual Meeting of Shareholders was held on December 26, 2007. The sole proposal submitted for shareholder consideration at the Annual Meeting was the election of directors. The following is a tabulation of the voting at the Annual Meeting.

     Proposal 1 — Election of Directors

	Term		Votes	Broker
Elected Director	Expires	Votes For	Withheld	Non-Votes

Julie A. Dobson	2008	22,605,373	416,725	—
Dean Douglas	2008	22,984,681	37,417	—
Melvin J. Keating	2008	22,851,753	170,345	—
Richard Lombardi	2008	22,605,373	416,725	—
Susan Ness	2008	22,605,373	416,725	—
Rajendra Singh	2008	22,984,680	37,417	—
Mark A. Slaven	2008	22,984,868	37,230	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since completion of our initial public offering in September 1996, our Class A common stock has been quoted on the NASDAQ Global Market under the trading symbol “LCCI.” Prior to December 31, 2007, all outstanding shares of our Class B common stock were converted into shares of Class A common stock. See Note 12, Shareholders’ Equity in the consolidated financial statements. As of February 29, 2008, there were approximately 100 stockholders of record of the Class A common stock. As of February 29, 2008, we estimate there were approximately 2,438 beneficial holders of the Class A common stock. The following table summarizes the high and low sales prices of the class A common stock by fiscal quarter for 2007 and 2006 as reported on the NASDAQ Global Market:

Quarter Ended:	2007

March 31	$3.68 to $5.07
June 30	$3.41 to $4.62
September 30	$3.18 to $4.85
December 31	$1.75 to $3.49

Quarter Ended:	2006

March 31	$2.40 to $3.65
June 30	$3.10 to $4.15
September 30	$3.15 to $3.77
December 31	$3.44 to $4.05

We have never paid any cash dividends on our common stock, and we do not anticipate paying dividends on our common stock, cash or otherwise, in the foreseeable future. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions, such as those under our credit facility, and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

The table below provides information, as of December 31, 2007, concerning securities authorized for issuance under our equity compensation plans:

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securities holders:
Amended and Restated Equity Incentive Plan(1)(2)	3,387,145	$2.81	436,809
Directors Stock Option Plan (Class A Common Stock)	112,400	6.63	—
Equity compensation plans not approved by securities holders(3)	500,000	2.49	—

Total	3,999,545	$2.88	436,809

(1)	We have outstanding 840,025 unvested restricted stock units granted under the Amended and Restated Equity Incentive Plan not included in the above table.
(2)	For a description of our Equity Incentive Plan, see Note 14. Equity Incentive Plans, in the consolidated financial statements.
(3)	The options to purchase 500,000 shares of our common stock were granted pursuant to the Dean J. Douglas Employment Inducement Plan, which was not approved by our stockholders.

Stock Performance Graph

The following chart sets forth a five-year comparison of the cumulative stockholder total return on our class A common stock. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a particular period by the share price at the beginning of the measurement period. Our cumulative stockholder return based on an investment of $100 at December 31, 2002, when our class A common stock was traded on the NASDAQ Global Market at the closing price of $1.95, is compared to the cumulative total return of the NASDAQ Market Index and an index comprised of publicly traded companies, which are principally in the wireless network services business (the “Old Peer Group”) and (the “New Peer Group”) during that same period. In 2007, our Old Peer Group consisted of the following companies: Dycom Industries Inc., The Management Network Group Inc., Mastec Inc., Tetra Technologies Inc. and Kratos Defense Security Solutions, Inc.(formerly Wireless Facilities, Inc, “WFI”). During March 2007, we acquired the equity interests in the Europe, Middle East and Africa business of WFI and in June 2007 we acquired certain assets and liabilities of the U.S. wireless engineering services business of WFI. Therefore we have excluded Kratos Defense Security Solutions, Inc. (formerly Wireless Facilities, Inc.) from our New Peer Group. The total returns for both groupings are shown below.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LCC International, Inc., The NASDAQ Composite Index,
A New Peer Group And An Old Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Item 6.	Selected Financial Data

Set forth below are selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2007, which have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in this Form 10-K.

	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenues	$145,723	$129,953	$145,642	$118,666	$82,876
Cost of revenues (exclusive of depreciation shown separately below)	120,071	97,194	114,214	92,619	65,424
Gross profit	25,652	32,759	31,428	26,047	17,452
Operating expenses:
Sales and marketing	15,086	7,910	8,131	7,897	6,612
General and administrative	24,215	26,699	27,893	26,896	17,534
Restructuring charge (recovery)	1,107	108	404	(1,137)	(2)
Depreciation and amortization	4,224	2,378	2,793	2,573	3,761

Total operating expenses	44,632	37,095	39,221	36,229	27,905

Operating loss	(18,980)	(4,336)	(7,793)	(10,182)	(10,453)

Other income (expense)
Interest income (expense), net	(3,507)	(730)	(201)	(100)	309
Other	(4,811)	1,763	(883)	1,533	1,234

Total other income (expense)	(8,318)	1,033	(1,084)	1,433	1,543

Loss from continuing operations before income taxes	(27,298)	(3,303)	(8,877)	(8,749)	(8,910)
Provision (benefit) for income taxes	1,387	1,576	2,717	4,957	(2,022)

Loss from continuing operations	(28,685)	(4,879)	(11,594)	(13,706)	(6,888)

Income (loss) from discontinued operations	(2,070)	(3,151)	(933)	7,395	365

Net loss	(30,755)	(8,030)	(12,527)	(6,311)	(6,523)
Preferred stock dividend	12	—	—	—	—

Net loss applicable to common stock	$(30,767)	$(8,030)	$(12,527)	$(6,311)	$(6,523)

Net income (loss) per share:
Continuing operations
Basic and diluted	$(0.97)	$(0.20)	$(0.47)	$(0.56)	$(0.32)

Discontinued operations
Basic and diluted	$(0.07)	$(0.13)	$(0.04)	$0.30	$0.01

Net loss per share
Basic and diluted	$(1.04)	$(0.33)	$(0.51)	$(0.26)	$(0.31)

Weighted average shares:
Basic and diluted	29,657	24,893	24,524	24,381	21,292
Consolidated Balance Sheet Data (at year-end):
Cash, cash equivalents and restricted cash	$9,850	$7,328	$15,337	$23,092	$31,031
Working capital	22,026	33,490	37,770	49,658	54,980
Goodwill and intangibles, net	59,955	14,282	11,326	12,848	11,958
Total assets	151,450	98,423	118,953	120,807	118,591
Total debt	54,339	4,226	2,975	147	1,840
Shareholders’ equity	44,687	52,096	53,751	67,705	69,768

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

We are an independent provider of integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, system design and optimization services, ongoing operations and maintenance services and, in some countries, deployment services. We have been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also enable us to secure ongoing deployment, as well as operations and maintenance projects. Our technical consulting, system design and network optimization practices position us well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.

We provide these services through a regional organization, which comprises two principal regions and several smaller divisions. Our primary operating segments are Americas and EMEA.

Americas:  Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators and equipment vendors in North America. In 2007, Americas generated approximately 32.2% of our revenues.

EMEA:  Based in London, EMEA is responsible for operations in the U.K., Italy, the Netherlands, Algeria, Belgium, Luxembourg, Germany, Spain, Greece, Pakistan and Saudi Arabia. In 2007, EMEA generated approximately 67.8% of our revenues.

Nonreportable segments:  This segment of our business includes the wind down of our operations in Asia-Pacific, LCC Wireline, Inc., corporate and the Wireless Institute. These combined operations generated minimal revenues.

Our primary sources of revenues are technical consulting, engineering design and optimization and, in certain countries in EMEA, network deployment services. Revenues from services are derived both from fixed price and time and materials contracts. We recognize revenues from fixed price service contracts using the percentage-of-completion method based on the ratio of individual contract costs incurred to date on a project compared with total estimated costs on completion. Anticipated contract losses are recognized as they become known and estimable. We recognize revenues on time and materials contracts as the services are performed.

In EMEA, the Company generally receives purchase orders for individual cell sites based on agreed upon fixed prices for types of standard cell sites. Non-standard services related to a cell site are priced on a variable basis using either agreed upon rates per hour or a rate schedule for such non-standard services. Deployment of cell sites may take up to several months and revenues and costs are recognized on a percentage of completion basis based upon the Company’s engineering estimates.

Cost of revenues include direct compensation and benefits, living and travel expenses, payments to third-party subcontractors and consultants, equipment rentals, expendable computer software and equipment, or directly attributed, facility and overhead costs identifiable to projects.

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

Another statistic that we monitor is our contract backlog, which at December 31, 2007 was comprised of firm backlog of $61.6 million and implied backlog of $16.6 million. We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.

We have completed a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. During the second quarter of 2006, we made the decision to sell our U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds. At December 31, 2007, $1.8 million was due from Nokia in connection with this transaction. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. This loan was repaid in full during 2007. In the third quarter of 2006, we made the decision to sell our Brazilian Subsidiary. We agreed to assume the obligations for payroll related taxes in dispute and recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. On March 9, 2007, we purchased the equity interests of WFI’s EMEA business for a purchase price of approximately $4.4 million including transaction related costs. On June 1, 2007, we acquired certain assets and liabilities of WFI’s U.S. wireless engineering services business for a purchase price of approximately $43.4 million (after adjustment for final agreement on the value of net assets transferred). We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.

On November 12, 2007 we received notice from the buyers that they had decided not to proceed with the acquisition of our Brazilian subsidiary, LCCI do Brasil Ltda (“LCC Brazil”). We are working on other alternatives, including an opportunity to sell to another interested party that has submitted a non-binding letter of intent to purchase LCCI Brazil. The Company continues to be in negotiation with this other party for the sale of LCCI Brazil.

RECENT DEVELOPMENTS

Bank Refinancing

On November 30, 2007, we further amended and restated our outstanding credit facility with Bank of America, N.A. (“Bank of America”) to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. The amended agreement provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and reborrowed by us on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 and any balance on November 29, 2009, an increase in the applicable interest rate on borrowings by 1.00% per annum, the amendment of the financial covenants set forth in the agreement and the payment to the bank of a fee of up to $0.6 million in connection with the amendment.

On February 20, 2008, the Company filed a current report on Form 8-K disclosing that on February 19, 2008, it entered into a Second Amendment to Restated Credit Agreement and Waiver (the “Amendment”), which amends the Amended and Restated Credit Agreement, dated as of May 29, 2007 (the “Credit Agreement”), among the Company, as borrower, certain domestic subsidiaries of the Company, as guarantors and Bank of America, N.A. as lender and administrative agent (the “Bank”). The Amendment provides, among other things, (a) a waiver by the Bank of certain specified defaults under the Credit Agreement, and (b) a requirement that the financial statements described in Section 7.01(b) of the Credit Agreement with respect to the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, in each case, along with any additional deliveries required under the Credit Agreement in connection therewith, be delivered to the Bank on or before February 22, 2008, the failure of which will constitute an immediate event of default irrespective of otherwise applicable grace or cure period.

The Amendment also provided that $1.35 million of the settlement proceeds of $1.8 million, as discussed in Note 5, shall be applied to the term loan payments in the reverse order of maturity, with the balance of the settlement proceeds to be used by the Company for general corporate and working capital needs. This provision thereby resulted in classifying $1.35 million of the term loan as current in the consolidated balance sheet.

SEC Filing Delinquencies and NASDAQ compliance

As discussed more fully in Note 22. Subsequent Events, to the consolidated financial statements, proceedings were pending before the NASDAQ Listing and Hearing Review Council with respect to a potential delisting of our Class A common stock as a result of the Company’s failure to file with the SEC its quarterly reports on Form 10-Q for each of the quarters ended March 31, June 30 and September 30, 2007 and Form 8-K/A with respect to a significant acquisition completed in 2007. On February 21, 2008, the Company completed all such filings. On March 3, 2008, the Company received a letter from NASDAQ that it is now compliant with Marketplace Rule 4310 (c)(14). As such, the Board of Directors of NASDAQ has withdrawn its February 14, 2008 call for review of the December 19, 2007 decisions of the Listing Council. On April 4, 2008, the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company had received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Annual Report on Form 10-K for the year ended December 31, 2007. The Company requested, and was granted, a hearing before the NASDAQ Listing Qualifications Panel that is scheduled for May 8, 2008.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

The major trends that have affected or may affect our business are as follows:

•	project related revenues derived from a limited set of customers in each market where we do business;

•	the acceleration or the delay associated with the introduction of new technologies and services by our customers;

•	the management and the services composition of our fixed price contracts;

•	spending levels by wireless service providers in the areas of network design, deployment and optimization;

•	migration of networks to accommodate enhanced data offerings;

•	consolidation in the carrier and OEM community;

•	increased percentage of revenues derived from our international operations; and

•	recent auctions of spectrum by governments in the U.S. and certain countries in Europe.

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

Historically, the key drivers of change in our business have been: (i) the issuance of new or additional licenses to wireless service providers; (ii) the introduction of new services or technologies; (iii) increases in the number of subscribers served by wireless service providers, the increase in usage by those subscribers and the scarcity of wireless spectrum; and (iv) the increasing complexity of wireless systems in operation.

We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 43.8%, 29.1% and 25.0% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.

During the year ended December 31, 2007, approximately 13.6% of our revenues were generated by work done by subcontractors, for construction related activities, compared to 20.1% and 25.1% in 2006 and 2005, respectively.

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

Revenues, Cost of Revenues and Gross Margin

	Years Ended December 31,
	2007		2006		2005
	(In Thousands)

Revenues:
Americas	$46,974		$29,959		$36,478
EMEA	98,749		99,944		107,844
Nonreportable segments	—		50		1,320

	$145,723		$129,953		$145,642

		(% of revenue)		(% of revenue)		(% of revenue)
Cost of revenues:
Americas	$39,471	84.0%	$24,629	82.2%	$32,042	87.8%
EMEA	80,613	81.6%	72,684	72.7%	81,483	75.6%
Nonreportable segments	(13)	—	(119)	—	689	52.2%

	$120,071	82.4%	$97,194	74.8%	$114,214	78.4%

Gross margin:
Americas	$7,503	16.0%	$5,330	17.8%	$4,436	12.2%
EMEA	18,136	18.4%	27,260	27.3%	26,361	24.4%
Nonreportable segments	13	—	169	—	631	47.8%

	$25,652	17.6%	$32,759	25.2%	$31,428	21.6%

Americas

During 2007, we experienced an increase in our Americas segment revenues of $17.0 million to $47.0 million from $30.0 million in the prior year. This increase was primarily due to the acquisition of the WFI US engineering business on May 29, 2007. Gross margin for the Americas region for year ended December 31, 2007 was 16.0%, as compared to 17.8% in the prior year. This is primarily due to the low margins from the WFI US engineering business and the “bench costs” experienced during the integration of that business. During much of 2007, the WFI US Engineering businesses workforce was being integrated and rationalized into our existing workforce. This had the impact of having more of the revenue generating workforce being idle or underutilized during 2007 as compared to the comparable period in 2006. In addition, we incurred costs of maintaining that portion of the idle or underutilized workforce “bench costs” without generating sufficient revenues to offset such costs.

During 2006, we experienced a decrease in our Americas segment revenue of $6.5 million to $30.0 million from $36.5 million in 2005. The decrease is primarily the result of a decrease in revenues of approximately $6.9 million from customers who were customers in 2006 and 2005 and a decrease in revenue of $2.3 million from customers who were customers in 2005 but not 2006, offset by increases in revenue of $0.7 million of certain customers who were customers in 2006 and 2005 and $2.0 million of revenue from customers who were customers in 2006 but not 2005. We believe a portion of the decreases were the result of our decision to reduce our dependence on lower margin work in the U.S. While we can not estimate the exact impact on revenue of our decision to focus on higher margin work, we believe that decision resulted in the increase in the Americas segment gross margins as a percentage of revenue to 17.8% in 2006 from 12.2% in 2005 and an increase in the segment’s gross margin of $0.9 million to $5.3 million in 2006 from $4.4 million in 2005.

In 2005, total revenues for the region were $36.5 million, up $1.0 million from 2004. Cost of revenues increased $3.4 million over 2004 for a $2.4 million decline in gross margin and a decrease in gross margin as a percentage of revenue to 12.2% in 2005 from 19.3% in 2004. Among our top customers we experienced declines in gross margin as a percentage of revenue of between 6.8% and 8.9% reducing our margins for those customers by approximately $2.7 million. This decline in total gross margin and gross margin as a percentage of revenue was attributable to our taking on certain types of lower margin work which generated increased revenues but at generally decreased margins. Margins were also affected negatively by not matching lower cost personnel to the lower margin work.

EMEA

In 2007, revenues for the year decreased by $1.2 million to $98.7 million as compared to $99.9 million for the prior year. The primary reason for this decrease was the continued slowdown in revenues from our deployment and consulting contracts in Algeria and the U.K., partially offset by increased revenues attributable to our engineering services contract in Saudi Arabia and increased revenues attributable to the entities doing business in Europe that we acquired from WFI in the first quarter of fiscal 2007. Gross margin was 18.4% in 2007 as compared to 27.3% in 2006. This decrease was due primarily to the reduction in higher margin services provided in Algeria and the continued occurrence of certain relatively fixed costs in Algeria and the U.K., without sufficient revenue to reach the level of gross margin achieved in the 2006 period.

In 2006, revenues for the year decreased $7.9 million to $99.9 million and cost of revenues decreased $8.8 million to $72.7 million, resulting in an increase in gross margin to 27.3% in 2006 compared to 24.4% in 2005. The majority of our gross margin was generated by services provided under our deployment and our consulting contracts in Algeria and our engineering services contract in Saudi Arabia which generated 65.6% of 2006 gross profits. In Algeria, decreases in revenue of $2.0 million and cost of revenue of $4.0 million generated an increase in gross margin and gross margin percentage of $2.0 million and 13.6%, respectively. Algeria provided 37.1% of our EMEA segment gross profits in 2006, up 6.3% from 30.8% in 2005. In Saudi Arabia decreases in revenue of $7.9 million and cost of revenue of $5.2 million reduced gross margin by $2.7 million with no change in the gross margin percentage. Saudi Arabia provided 28.5% of our EMEA segment gross profits in 2006, down 11.0% from 39.5% in 2005. In Italy, a decrease in cost of revenue of $0.9 million on comparable revenues increased gross margin and gross margin percentage $0.9 million and 13.5%, respectively. Revenue and cost of revenues in the U.K. increased by $5.2 million and $4.5 million, respectively, generating increases in gross margin and gross margin percentage of $0.7 million and 1%, respectively. Decreases in revenues and cost of revenues in the Netherlands of $3.7 million and $3.5 million, respectively, generated a slight increase in gross profit percentage.

In 2005, revenues for the year grew to $107.8 million, an increase of $29.7 million over the previous year. The entire growth in revenue was attributable to our operations in developing countries. Saudi Arabian revenue growth for 2005 was $15.6 million, with Algerian revenue growth of $16.8 million. Lesser developed countries generated 70% of 2005 gross profits. Overall gross margins improved in 2005 to 24.4% from the 22.6% in 2004, largely due to the higher margins produced in the lesser developed countries.

Nonreportable Segments

There were no revenues from the non-reportable segments during the year ended December 31, 2007.

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

Operating Expenses

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Sales and marketing:
Americas	$3,774	$2,832	$2,228
EMEA	8,541	3,748	5,538
Nonreportable segments	2,771	1,330	365

	$15,086	$7,910	$8,131

Bad debt expense (recovery):
Americas	$(71)	$20	$223
EMEA	182	(41)	254
Nonreportable segments	—	—	251

	111	(21)	728

Other general and administrative:
Americas	4,504	3,620	5,274
EMEA	9,850	11,085	11,604
Nonreportable segments	9,750	12,015	10,287

	24,104	26,720	27,165

Total general and administrative:
Americas	4,433	3,640	5,497
EMEA	10,032	11,044	11,858
Nonreportable segments	9,750	12,015	10,538

	$24,215	$26,699	$27,893

Restructuring charge (recovery):
Americas	$—	$—	$447
EMEA	1,600	31	—
Nonreportable segments	(493)	77	(43)

	$1,107	$108	$404

Depreciation and amortization:
Americas	$1,437	$430	$432
EMEA	2,508	1,609	2,016
Nonreportable segments	279	339	345

	$4,224	$2,378	$2,793

Total Operating Expenses:
Americas	9,643	6,902	8,604
EMEA	22,681	16,432	19,412
Nonreportable segments	12,308	13,761	11,205

	$44,632	$37,095	$39,221

Sales and marketing expenses

The increase in sales and marketing expense to $15.1 million during 2007 from $7.9 million in 2006 was primarily due to increased sales headcount and increased sales efforts as a result of the acquisition of the WFI US Engineering business on May 29, 2007, and the WFI EMEA business acquired on March 9, 2007, partially offset by reduced commission expense in the EMEA region as a result of lower revenues relating to our Algeria, UK and Saudi contracts.

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

In 2005, sales and marketing expenses increased by $0.2 million. Sales and marketing costs increased $1.8 million in EMEA due primarily to an increase in commission expense relating to the technical consulting contract in Saudi Arabia. Sales and marketing expenses declined $1.1 million in the Americas and $0.5 million in the nonreportable segments primarily as a result of the cost restructuring undertaken during the second quarter of 2005.

Net bad debt expense (recovery)

In 2007, the Company had bad debt expense of $0.1 million. In 2006 there were net recoveries of under $0.1 million. In 2005, we had bad debt expense of $0.7 million, of which $0.6 million was recorded in the fourth quarter. The 2005 bad debt expense was evenly divided amongst the segments and was not associated with any single customer nor with a single project.

Other general and administrative expenses

In 2007, other general and administrative expense decreased to $24.1 million from $26.7 million. The decrease is primarily due to our efforts to increase the efficiency of our administrative operations and support functions in the Americas and the ongoing consolidation of back office operations of certain of our smaller operations in EMEA, as well as the fact that we had sufficient resources and systems to absorb the acquisition of the WFI US and EMEA Engineering businesses in 2007, without a significant increase in our general and administrative organization.

In 2006, other general and administrative expenses were $26.7 million, a decrease of $0.4 million or 1.6% year over year. This reduction occurred in the Americas segment with a decrease in personnel and benefits expense of approximately $0.8 million, as well as reductions in recruiting, human resources, research and innovations, and information technology which accounted for additional reductions of $0.8 million. This reduction was partially offset by increases in corporate expenses, primarily of $0.9 million for audit fees and $0.4 million for stock based compensation expense.

In 2005, other general and administrative expenses were $27.2 million, an increase of $1.7 million or 6.5% year over year. Most of this increase occurred in the nonreportable segments, which includes corporate general and administrative expenses. Corporate general and administrative expenses were higher due to increased employee benefits costs, the costs of bringing onboard a new CEO, and costs associated with the restatement. Other general and administrative expenses for EMEA in 2005 include a management performance bonus.

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

Substantially all the activities related to these restructurings have been completed. However, we continue to be obligated under facility leases that expire from 2007 through 2014. The accrual of approximately $0.1 million remaining at December 31, 2007 relates to remaining obligations through the year 2014 associated with offices exited or downsized, offset by our estimates of future income from sublease agreements. The restructuring charge calculation assumes as of December 31, 2007 that we will receive $2.4 million in sublease income, all of which is committed.

During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded restructuring charge of $1.6 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.6 million was related to non-headcount related expenses. During the second quarter, we also recorded a $0.5 million recovery of a prior restructuring charge. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs to be paid in the fourth quarter of 2007. During the fourth quarter, we also recorded a $0.2 million recovery of a prior restructuring charge. The cash payments related to the consolidation of facilities were made over the term of the related leases, the longest of which terminated in December 2007.

The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the US wireless engineering services business of WFI. The Company included these severance charges in goodwill. See Note 4, Business Combinations.

Other Income and Expense

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Components of other income (expense):
Interest income:
Americas	$1	$1	$—
EMEA	49	35	16
Nonreportable segments	45	98	98

	$95	$134	$114

Interest expense:
Americas	$(1,705)	$—	$(1)
EMEA	(117)	(29)	(16)
Nonreportable segments	(1,780)	(835)	(298)

	$(3,602)	$(864)	$(315)

Gain (loss) on investments:
Americas	$—	$—	$—
EMEA	5	—	19
Nonreportable segments	(42)	—	(34)

	(37)	—	(15)

Foreign currency gains and (losses):
Americas	(2)	—	—
EMEA	(3,193)	176	(154)
Nonreportable segments	648	1,260	(1,552)

	(2,547)	1,436	(1,706)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Miscellaneous:
Americas	48	—	1
EMEA	(1,358)	639	(5)
Nonreportable segments	(917)	(312)	842

	(2,227)	327	838

Total other:
Americas	46	—	1
EMEA	(4,544)	815	(140)
Nonreportable segments	(313)	948	(744)

	$(4,811)	$1,763	$(883)

Total other income and expense:
Americas	$(1,658)	$1	$—
EMEA	(4,612)	821	(140)
Nonreportable segments	(2,048)	211	(944)

	$(8,318)	$1,033	$(1,084)

Interest income

Interest income in 2007, 2006 and 2005 decreased year over year due to lower average balances of cash on deposit and decreases in available yields on short-term investments. Approximately $0.1 million of interest income related to a refund of U.S. taxes was recorded in 2006.

Interest Expense

Interest expense increased to $3.6 million from $0.9 million in the prior year, and was primarily due to increased borrowings as a result of our recent acquisitions.

In 2006 interest expense increased as a result of higher borrowings under our borrowing facility with Commerce Funding Corporation, (“CFC”), a Wells Fargo company, as well as the fees associated with advances from Nokia under the agreement to dispose of our U.S. Network Deployment business. We terminated our credit facility with CFC on March 9, 2007, and entered into a new revolving credit facility. See Sources and Uses of Cash below.

Total interest expense for 2006 and 2005 was approximately $0.9 million and $0.3  million, respectively. Of these amounts, approximately $0.6 million and $0.3 million in 2006 and 2005, respectively, were attributable to interest and fees arising from our financing arrangement with CFC. This agreement was terminated March 9, 2007.

Foreign currency gains and losses

In 2007, we recorded losses on foreign currencies of $2.5 million due to the appreciation of the Euro with respect to the U.S. Dollar and the British Pound throughout the year. In 2006 we recorded gains on foreign currencies of $1.4 million due to the appreciation of the British Pound and Euro with respect to the U.S. Dollar throughout the year. In 2005, we recorded losses on foreign currencies of $1.7 million due to the appreciation of the U.S. Dollar against the Euro and the British Pound throughout the year. All of our foreign currency transaction gains and losses are due to intercompany payables and receivables denominated in foreign currency.

Miscellaneous

In 2007, we recorded in our non-reportable segments liquidated damages of $2.1 million in conjunction with our inability to file a registration statement in connection with our sale of common stock. We also recorded transfer pricing allocations between the segments that are eliminated in consolidation.

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

Income (Loss) Before Taxes

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Segment Income (Loss) Before Taxes
Americas	$(3,798)	$(1,571)	$(4,168)
EMEA	(9,156)	11,649	6,809
Nonreportable segments	(14,344)	(13,381)	(11,518)

	$(27,298)	$(3,303)	$(8,877)

Tax Expense

In 2007, we recorded tax expense of $1.4 million. The tax expense arises from international operations that generate taxable income. The decrease in tax expense for 2007 as compared to the prior year was due primarily to the reduction of taxable income generated in our Algerian operations. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign operations. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carryforwards will be realized.

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

We believe that, as of December 31, 2007, our cumulative historical losses, along with other qualitative factors and uncertainties concerning our business and industry, outweigh the positive evidence supporting the realizability of the tax benefit of our net operating loss carryforwards. As a result a valuation allowance has been established. However, it is possible that an analysis of our financial results in future periods will provide sufficient positive evidence to indicate that the tax benefit of our cumulative loss carryforward can be realized, at which time we would expect a reversal of some or all of the remaining valuation allowance. During 2007, 2006 and 2005, we recorded additional valuation allowances of $7.3 million, $7.2 million and $3.3 million, respectively. The change in valuation allowance includes changes due to stock compensation and certain discontinued operations, which are not included in the change in valuation allowance for the calculation of the income tax provision for continuing operations.

Net Loss

The components of the Net Loss for each of the years ended December 31, 2007, 2006 and 2005 are described below.

In 2007, revenues of $145.7 million generated a pretax loss from continuing operations of $27.3 million. In 2007 we recorded tax expense of $1.4 million, which resulted in a loss from continuing operations of $28.7 million. Losses from discontinued operations were $2.1 million in 2007.

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

Liquidity and Capital Resources

The following discussion relates to our sources and uses of cash and cash requirements during 2007, 2006, and 2005.

Sources and Uses of Cash

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash used in operating activities	$(16,878)	$(10,063)	$(8,079)
Net cash used in investing activities	(26,094)	(196)	(2,574)
Net cash provided by financing activities	45,401	1,570	3,533
Effect of exchange rates on cash and cash equivalents	756	546	(614)

Net increase (decrease) in cash and cash equivalents	$3,185	$(7,751)	$(7,734)

During 2007, the Company’s balance of cash and cash equivalents increased by $3.2 million. This increase in cash and cash equivalents was primarily the result of our financing activities which generated cash of $45.4 million, offset by cash used in investing activities of $26.1 million in respect of our acquisitions during the period and $16.9 million used in operating activities as a result of our operating losses. Financing activities included a net increase in debt of $29.2 million to fund our acquisitions and net proceeds from the sale of additional common stock during 2007 of $15.8 million. Cash and cash equivalents were also increased by $0.8 million from the effect of foreign exchange rate changes on cash and cash equivalents. During 2006, the Company’s balance of cash and cash equivalents decreased by $7.8 million. This decrease in cash and cash equivalents in 2006 was primarily the result of our use of cash of $10.0 million for operating activities and $0.2 million used in investing activities offset by $1.6 million net generated by financing activities and $0.5 million from the effect of foreign exchange rate changes on cash and cash equivalents.

Investing activities decreased cash and cash equivalents by $26.1 million during 2007. The principal investing activities were the acquisition in March 2007 of the equity interests in the Europe, Middle East and Africa business of WFI and the acquisition in June 2007 of certain assets and liabilities of the U.S. wireless engineering services business of WFI for an aggregate of $22.9 million in cash. During 2007, we used $4.8 million of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes.

Financing activities increased cash and cash equivalents by $45.4 million during 2007. On April 19, 2007, we raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares at a price of $3.35 per share in a private placement. We used the proceeds from the offering primarily for general corporate purposes. Cash and cash equivalents were also increased by borrowings of $38.9 million under our lines of credit offset by repayments of $9.7 million under the lines of credit. The effects of foreign exchange also resulted in a $0.8 million increase in cash and cash equivalents.

The principal requirements for cash during 2007 were as follows: (1) to finance our recent acquisitions; (2) to finance the operating losses of the EMEA and the Americas business and our corporate costs; (3) fund the working capital needs of the business; and (4) to provide for the general working capital needs of the non-network deployment services we provide. Customer payment cycles run up to 60 days and, in some cases, longer, but for which we incur cash outflows, primarily for payroll related costs, most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations.

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

On March 9, 2007, we entered into a revolving credit facility with Bank of America and terminated our then existing credit facility with CFC. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of WFI we amended and restated our credit facility with Bank of America. The Amended and Restated Credit Agreement was further amended on November 30, 2007 to, among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. The facility now provides revolving loans of up to $21.95 million all of which was outstanding at December 31, 2007, which amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009, with any remaining balance payable on November 29, 2009. The amendment increased the applicable interest rate on borrowings by 1.00% per annum, amended of the financial covenants and required the payment to the bank of a fee of up to $0.6 million. As of December 31, 2007, $-0- was available to be borrowed under this credit facility.

Interest under the credit facility is generally payable by the Company on a quarterly basis. Borrowings bear interest, at the Company’s option, at an annual rate equal to either: a specified “base rate,” plus an additional margin of 2.50% or 3.00%; or a specified London Inter-Bank Offered Rate, or LIBOR, plus an additional margin of 3.50% or 4.00%. The additional margin of a loan for each fiscal quarter will be based upon the Company’s consolidated leverage ratio for the previous fiscal quarter.

As amended, the credit facility contains customary affirmative and negative covenants that apply to the Company and all of its subsidiaries, including restrictions on indebtedness, liens, investments, dispositions and dividends. The Company and all of its subsidiaries also are required to maintain certain financial covenants, including a minimum consolidated EBITDA that increases over time, a consolidated leverage ratio that decreases over time and, commencing with calendar quarter ending September 30, 2008, a consolidated fixed charge coverage ratio of not less than 0.70 to 1.0.

The Amended and Restated Credit Agreement contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy, and failure to discharge certain judgments. If an event of default occurs and is not cured within any applicable grace period or is not waived, the administrative agent, on behalf of the lenders, would have the right to accelerate the indebtedness under the agreement and exercise remedies against the collateral securing the credit facility.

In addition, the Company is required to maintain a so-called “lockbox arrangement” pursuant to which all monies payable to the Company in the U.S. plus certain unrestricted cash balances of the Company’s non-U.S. subsidiaries in excess of $6.0 million must be paid into a specially designated account and automatically applied to the payment of amounts outstanding under the revolving portion of the credit facility, as well as any other obligations under the credit facility that are due and owing. On June 1, 2007, we issued a promissory note to WFI in the amount of $21.6 million in connection with the purchase of WFI’s U.S. wireless engineering services business. The promissory note was subsequently increased to $23.9 million as a result of a purchase price adjustment agreed to by the Company and WFI. This promissory note is subordinated to our obligations under the amended and restated credit facility discussed above. On July 1, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. whereby the rights, title and interest in the promissory note were transferred to SPCP Group L.L.C. The Company does not believe its loan agreements contain any subjective acceleration clauses.

As a result of the sale of the U.S. Network Deployment Business in 2006, the restructuring activities implemented during the second quarter of 2007, our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, and the increased revenue we expect in the Americas segment as a result of the WFI U.S. acquisition in May 2007, we expect our cash flow to improve during 2008.

Due to the more favorable payment terms we have negotiated with certain customers in EMEA, and the automation and integration of certain processes into those of certain of our larger customers, we expect to continue to speed up the receivables to cash cycle.

Cash Requirements

	December 31,
	2007	2006
	(in thousands)

Cash and cash equivalents	$9,630	$6,445
Restricted cash	220	883

Total cash and short-term investments	$9,850	$7,328

Borrowing facility and note payable	$54,339	$4,226

Working capital	$22,026	$33,490

Our future cash requirements are dependent on fluctuations in working capital, reducing our operating losses in order to achieve profitability and our need to purchase capital equipment.

We continue to perform deployment services in certain countries in the EMEA region. Historically, a significant number of deployment services contracts limit our ability to bill the customer until certain milestones are met. Additionally, some of the deployment services contracts contain provisions for the customer to withhold a portion of the payment of our billings (retainage) until the contract is complete. As a result of the milestone-based billings and retainages of amounts billed our working capital needs are increased as we incur costs in performing deployment services that require cash expenditures in advance of the billings and collections from our customers. Additionally, deployment services performed in certain countries (U.S., Italy and Spain) historically had very low profit margins. From time to time we have also entered into contracts for non-deployment services where milestone-based billings are used. While such contracts represent a lesser percentage of our business, they nonetheless result in working capital fluctuations.

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

On July 3, 2007, we filed a current report on Form 8-K disclosing that as a result of reduced operations in the UK and Algeria and as part of our recent WFI acquisitions, effective June 27, 2007, we have taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. Total charges of approximately $1.6 million, were incurred primarily in the second and third quarters of 2007. Approximately $1.0 million of the charge is related to severance and headcount related costs and $0.6 million is related to consolidation of certain facilities and other non-headcount related expenses. During the second quarter of 2007, we recorded a $0.5 million recovery of a prior restructuring charge. We paid the majority of severance and related costs in the third quarter of 2007, with the remaining costs paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in May 2012.

We believe that our cash balances, current financing agreements with a borrowing capacity of $0.4 million and funds from operations will provide us with sufficient cash to fund our operations for at least the next 12 months.

Existing contractual obligations are primarily limited to operating leases, primarily for office facilities, and to a lesser extent, test equipment computers and office furniture.

Those obligations are set out below. Fixed lease obligations are partly offset by income from sublease agreements.

Our future minimum payments under contractual obligations at December 31, 2007 are as follows (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Lines of credit	$24,586	$2,561	$22,025	$—	$—
Notes payable	$29,753	$5,788	$23,965	$—	$—
Operating lease obligations	$22,993	$4,840	$8,817	$3,480	$5,856
Sublease income	$(2,442)	$(228)	$(949)	$(633)	$(633)

We have not engaged in any off-balance sheet financing.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes; and

•	restructuring charge.

Revenue Recognition

Our principal sources of revenue consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services overseas on a fixed price, time-certain basis. The portion of our revenues from continuing operations from fixed-price contracts was

54.7% in 2007 and 52.8% in 2006. We recognize revenues on fixed-price contracts using the percentage-of-completion method. With the percentage-of-completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At December 31, 2007 and 2006, we had $22.0 million and $24.8 million, respectively, of unbilled receivables.

Allowance for Doubtful Accounts

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the years ended December 31, 2007 and 2006, we derived 63.3% and 82.7%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. These ten largest customers constituted 62.9% and 80.3% of our net accounts receivable balance as of December 31, 2007 and 2006, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the tightening of available credit or a general economic slowdown.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, an estimate for income taxes is required for each of the jurisdictions in which we operate. This process requires estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for financial reporting and tax accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event the actual results differ from these estimates, we may need to increase or decrease the valuation allowance, which could have a material impact on the financial position and results of operations.

Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance of $31.8 million and $24.3 million as of December 31, 2007 and 2006, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets before they expire. The additional valuation allowances we recorded on the deferred tax assets for the year ended December 31, 2007 and 2006 were approximately $7.3 million and $7.0 million, respectively. These deferred tax assets primarily consist of net operating losses and tax credits carried forward. The net deferred tax assets as of December 31, 2007 and 2006 were $2.0 million and $1.4 million, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of recognized tax benefits as of the date of adoption was approximately $0.9 million and includes both taxes and penalties. Additionally, at January 1, 2007, the Company’s deferred tax asset and corresponding valuation allowance were reduced by $1.9 million for cumulative FIN 48 adjustments related to years prior to 2007 that were not recognized as a cumulative adjustment to the accumulated deficit at January 1, 2007. In years prior to 2007, interest and penalties related to adjustments to income taxes as filed has not been significant. The Company intends to include such interest and penalties in its tax provision. There has been no changes in the liability for unrecognized tax benefits during the year ended December 31, 2007.

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

The facility charge equals the existing lease obligation less anticipated rental receipts to be received from existing and potential subleases. The estimation of the facility charge requires significant judgments about the length of time the space will remain vacant, anticipated cost escalators and operating costs associated with the leases, the market rate at which the space will be subleased and the broker fees or other costs necessary to market the space. These judgments were based upon independent market analysis and assessment from experienced real estate brokers. The restructuring charge calculation assumes as of December 31, 2007 that we will receive $2.4 million in sublease income, all of which is committed.

Substantially all the activities related to these restructurings have been completed. However, we continue to be obligated under facility leases that expire from 2008 through 2014. The accrual of approximately $0.4 million remaining at December 31, 2007 relates to remaining obligations through the year 2014 associated with offices exited or downsized, offset by our estimates of future income from sublease agreements.

During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a net restructuring charge of $1.6 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.6 million was related to other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs paid in the fourth quarter of 2007. The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. The Company included these severance charges in goodwill.

Goodwill and Purchased and Other Intangibles

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangibles Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2007 and determined that there was no impairment.

Upon acquisition, our intangible assets, which are subject to amortization, are recorded at fair value. SFAS 142 requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges in fiscal 2007, 2006 or 2005.

Our intangible assets are amortized over their estimated useful lives of 1 to 15 years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Related Party Transactions

As is discussed more fully in Note 13, Shareholders’ Equity, on December 22, 2006, RF Investors, L.L.C. (“RF Investors”) transferred all but 425,577 shares of its Class B common stock to The Rajendra and Neera Singh Charitable Foundation, Inc. (“the Foundation”), and upon such transfer the transferred Class B common stock and the remaining shares held by RF Investors converted to Class A common stock. As a result, the Company has only Class A shares outstanding, all of which are voted on a one-to-one basis. The shares of Class A common stock held by the Foundation, and by RF Investors constituted approximately 15.8% and 1.7%, respectively, of the outstanding voting power of the common stock. The aggregate balance of the voting power of the Class A common stock, approximately 82.5% at the time of the transfer, was held by the Company’s other stockholders.

Telcom Ventures, L.L.C. (“Telcom Ventures”), is the parent company of RF Investors, an entity controlled by Company founders Dr. Rajendra and Neera Singh and members of their family. Dr. Singh is also a director of the Company. Prior to the Company’s initial public offering, both the Company’s employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $77,000, $128,000 and $74,000 during the years ended December 31, 2007, 2006, and 2005, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $70,000, $135,000 and $67,000 during the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, outstanding amounts associated with payments made by us under this agreement were $7,000 and $1,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements.

During the year ended December 31, 2007, we provided services to one customer where Telcom Ventures has a minority investment. Revenues earned from this customer during the year ended December 31, 2007 were approximately $101,000. Billed and unbilled receivables of approximately $35,000 from this customer were outstanding at December 31, 2007, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated balance sheet. During the year ended December 31, 2007, we provided no services to Telcom Ventures directly.

Subsequent Events

As discussed more fully in Note 22. Subsequent Events, to the consolidated financial statements, proceedings were pending before the NASDAQ Listing and Hearing Review Council with respect to a potential delisting of our Class A common stock as a result of the Company’s failure to file with the SEC its quarterly reports on Form 10-Q for each of the quarters ended March 31, June 30 and September 30, 2007 and Form 8-K/A with respect to a significant acquisition completed in 2007. On February 21, 2008, the Company completed all such filings. On March 3, 2008, the Company received a letter from NASDAQ that it is now compliant with Marketplace Rule 4310 (c)(14). As such, the Board of Directors of NASDAQ has withdrawn its February 14, 2008 call for review of the December 19, 2007 decision of the Listing Council.

On April 4, 2008, the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company had received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Annual Report on Form 10-K for the year ended December 31, 2007. The Company requested, and was granted, a hearing before the NASDAQ Listing Qualifications Panel that is scheduled for May 8, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141R and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB also issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which delayed for one year the effective date of SFAS No. 157 for certain non-financial assets and liabilities. The Company is in the process of determining the effect of the adoption of SFAS No. 157 and FSP No 157-2 on its consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in the U.K., Algeria, Saudi Arabia and Italy. For our foreign subsidiaries, exchange rates can have an impact on the U.S. Dollar value of their reported earnings and the intercompany transactions with the subsidiaries.

Customers outside of the United States accounted for 67.8%, 77.1% and 75.2% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2008 and beyond. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into U.S. Dollars at the weighted average exchange rate. Consequently, as the value of the U.S. Dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.

Fluctuations in currency exchange rates also can have an impact on the United States Dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States Dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income or loss. The Euro and British Pound were stronger relative to other foreign currencies at December 31, 2007 compared to December 31, 2006. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $3.8 million during the year ended December 31, 2007. As of December 31, 2007, the net amount invested in non-U.S. subsidiaries subject to this equity adjustment, using the exchange rate as of the same date, was $24.9 million.

We are exposed to the impact of foreign currency fluctuations due to the operations of short-term intercompany transactions between the London office and its consolidated foreign subsidiaries and between the McLean office and its consolidated foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2007 (denominated in Euros or Saudi Arabia Riyals) include a receivable from Algeria in the amount of $9.8 million, a receivable from Saudi Arabia in the amount of $6.9 million, a receivable from Italy in the amount of $4.2 million, and a payable to United Arab Emirates of $4.6 million. Foreign subsidiaries with amounts owed to or from the McLean operations at December 31, 2007 (denominated in Euros or British Pounds) include a receivable from Italy in the amount of $4.8 million and a receivable from the United Kingdom in the amount of $14.0 million. These balances generated a foreign exchange gain of $2.5 million and is included in our consolidated results at December 31, 2007. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $1.2 million decrease to our operating losses in 2007 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LCC International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of LCC International, Inc. and its subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2) for the year ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LLC International, Inc. and its subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCC International Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 28, 2008 expressed an adverse opinion on internal control effectiveness.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCC International, Inc and subsidiaries:

We have audited the accompanying consolidated balance sheet of LCC International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2) for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LCC International, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
December 11, 2007

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

REVENUES	$145,723	$129,953	$145,642
COST OF REVENUES (exclusive of depreciation shown separately below)	120,071	97,194	114,214

GROSS PROFIT	25,652	32,759	31,428

OPERATING EXPENSES:
Sales and marketing	15,086	7,910	8,131
General and administrative	24,215	26,699	27,893
Restructuring charge (Note 10)	1,107	108	404
Depreciation and amortization	4,224	2,378	2,793

Total operating expenses	44,632	37,095	39,221

OPERATING LOSS	(18,980)	(4,336)	(7,793)

OTHER INCOME (EXPENSE):
Interest income	95	134	114
Interest expense	(3,602)	(864)	(315)
Other	(4,811)	1,763	(883)

Total other income (expense)	(8,318)	1,033	(1,084)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(27,298)	(3,303)	(8,877)
PROVISION FOR INCOME TAXES (Note 11)	1,387	1,576	2,717

LOSS FROM CONTINUING OPERATIONS	(28,685)	(4,879)	(11,594)

DISCONTINUED OPERATIONS (Note 5):
Income (loss) from discontinued operations (net of applicable taxes of zero)	(520)	(3,529)	(933)
Gain (loss) on disposal of discontinued operations (net of applicable taxes of zero)	(1,550)	378	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,070)	(3,151)	(933)

NET LOSS	(30,755)	(8,030)	(12,527)
Preferred stock dividend	12	—	—

NET LOSS APPLICABLE TO COMMON STOCK	$(30,767)	$(8,030)	$(12,527)

NET LOSS PER SHARE (Note 15):
Continuing operations
Basic and diluted	$(0.97)	$(0.20)	$(0.47)

Discontinued operations
Basic and diluted	$(0.07)	$(0.13)	$(0.04)

Net loss per share
Basic and diluted	$(1.04)	$(0.33)	$(0.51)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic and diluted	29,657	24,893	24,524

See accompanying notes to consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006

ASSETS:
Current assets:
Cash and cash equivalents	$9,630	$6,445
Restricted cash	220	883
Receivables, net of allowance for doubtful accounts of $279 and $200 at December 31, 2007 and 2006, respectively
Trade accounts receivable (Note 6)	43,943	34,755
Unbilled receivables (Note 6)	21,979	24,807
Due from related parties and affiliates (Note 17)	32	3
Due from disposal of business (Note 5)	1,800	7,610
Deferred income taxes (Note 11)	—	118
Prepaid expenses and other current assets	4,100	3,798
Prepaid tax receivable and prepaid taxes	13	356
Assets held for sale	269	587

Total current assets	81,986	79,362
Property and equipment, net (Note 7)	5,949	2,779
Deferred income taxes, net (Note 11)	1,952	1,453
Goodwill (Note 8)	44,080	13,989
Other intangibles, net	15,875	293
Other assets	1,608	547

Total Assets	$151,450	$98,423

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit (Note 9)	$2,561	$1,038
Note payable (Note 9)	5,788	3,188
Accounts payable	14,287	17,224
Accrued expenses	19,706	13,867
Accrued employee compensation and benefits	7,171	6,545
Deferred revenue	1,767	119
Income taxes payable (Note 11)	1,921	2,082
Accrued restructuring current (Note 10)	261	949
Other current liabilities (Note 12)	6,087	597
Liabilities held for sale	411	263

Total current liabilities	59,960	45,872
Lines of credit (Note 9)	22,025	—
Note payable (Note 9)	23,965	—
Accrued restructuring non-current (Note 10)	78	87
Other liabilities	735	368

Total liabilities	106,763	46,327

Commitments and contingencies (Note 18)
Shareholders’ equity (Note 13):
Preferred stock; $.01 par value:
10,000 shares authorized; 5,738 and -0- convertible shares issued and outstanding at December 31, 2007 and 2006, respectively	57	—
Class A common stock; $.01 par value:
70,000 shares authorized; 26,234 shares issued and 26,074 shares outstanding and 25,803 shares issued and 25,644 shares outstanding at December 31, 2007 and 2006, respectively	262	258
Class B common stock; $.01 par value:
20,000 shares authorized; -0- shares issued and outstanding	—	—
Paid-in capital	133,089	112,762
Accumulated deficit	(96,252)	(63,470)

Subtotal	37,156	49,550
Accumulated other comprehensive income — foreign currency translation adjustments	8,413	3,428
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	44,687	52,096

Total Liabilities and Shareholders’ Equity	$151,450	$98,423

See accompanying notes to consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended December 31, 2007, 2006 and 2005
(In thousands)

							Accumulated
							Other
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury
	Stock	Class A	Class B	Capital	Loss	Deficit	Income	Stock	Total

Balances at January 1, 2005	$—	$202	$44	$107,773		$(42,913)	$3,481	$(882)	$67,705
Exercise/issuance of stock options	—	3	—	561		—	—	—	564
Issuance of common stock	—	—	—	113		—	—	—	113
Stock-based compensation	—	—	—	455		—	—	—	455
Net loss	—	—	—	—	$(12,527)	(12,527)	—	—	(12,527)
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(2,559)	—	(2,559)	—	(2,559)

Comprehensive loss	—	—	—	—	$(15,086)	—	—	—	—

Balances at December 31, 2005	—	205	44	108,902		(55,440)	922	(882)	53,751
Exercise/issuance of stock options	—	3	—	600		—	—	—	603
Issuance of common stock	—	5	—	2,080		—	—	—	1,931
Release of restricted stock	—	1	—	(1)		—	—	—	—
Stock-based compensation	—	—	—	1,335		—	—	—	1,335
Conversion of Class B Common Stock	—	44	(44)	—		—	—	—	—
Net loss	—	—	—	—	$(8,030)	(8,030)	—	—	(8,030)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,506	—	2,506	—	2,506

Comprehensive loss	—	—	—	—	$(5,524)	—	—	—	—

Balances at December 31, 2006	—	258	—	112,762		(63,470)	3,428	(882)	52,096
Recognition of uncertain tax positions	—	—	—	—		(854)	—	—	(854)
Exercise/issuance of stock options	—	2	—	406		—	—	—	408
Issuance of common stock	—	51	—	16,049		—	—	—	16,100
Release of restricted stock	—	3	—	(3)		—	—	—	—
Stock-based compensation	—	—	—	2,080		—	—	—	2,080
Exchange of Class A Common Stock for Preferred Stock	57	(51)	—	2,070		—	—	—	2,076
Preferred stock dividend	—	—	—	(12)		—	—	—	(12)
Exchange of employee shares in lieu of income taxes	—	(1)	—	(263)		—	—	—	(264)
Dissolution of dormant subsidiary	—	—	—	—		(1,173)	1,173	—	—
Net loss	—	—	—	—	$(30,755)	(30,755)	—	—	(30,755)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	3,812	—	3,812	—	3,812

Comprehensive loss	—	—	—	—	$(26,943)	—	—	—	—

Balances at December 31, 2007	$57	$262	$—	$133,089		$(96,252)	$8,413	$(882)	$44,687

See accompanying notes to consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(30,755)	$(8,030)	$(12,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,139	2,567	2,921
Provision (recovery) for doubtful accounts	111	(25)	744
Stock-based compensation	2,080	1,335	455
Loss from investments in joint ventures, net	—	—	15
Restructuring charge (reversal)	1,104	108	598
Loss (gain) on disposal of businesses	1,550	(378)	—
Loss on disposal of fixed assets	37	—	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	9,659	20,222	(10,506)
Accounts payable and accrued expenses	(7,196)	(21,820)	11,195
Other current assets and liabilities	1,105	(1,445)	1,406
Other non-current assets and liabilities	1,288	(2,597)	(2,380)

Net cash used in operating activities	(16,878)	(10,063)	(8,079)

Cash flows from investing activities:
Decrease (increase) in restricted cash	663	299	(112)
Purchases of property and equipment	(4,762)	(1,549)	(2,398)
Proceeds from sale of property and equipment	—	—	61
Proceeds from sale of businesses	911	985	—
Business acquisitions and investments, net of cash acquired	(22,906)	461	(125)

Net cash used in investing activities	(26,094)	(196)	(2,574)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,787	—	113
Proceeds from sale of short-term investments	—	—	—
Proceeds from exercise of options	406	603	564
Proceeds from line of credit	38,909	17,823	5,439
Payments on line of credit	(9,701)	(19,894)	(2,583)
Proceeds from note payable	—	4,200	—
Payments on note payable	—	(1,162)	—

Net cash provided by financing activities	45,401	1,570	3,533

Effect of exchange rate changes on cash and equivalents	756	546	(614)
Net increase (decrease) in cash and cash equivalents	3,185	(7,751)	(7,734)
Cash and cash equivalents at beginning of period	6,445	14,196	21,930

Cash and cash equivalents at end of period	$9,630	$6,445	$14,196

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,310	$653	$296
Income taxes	$2,538	$4,288	$1,900
Supplemental disclosures of non-cash investing and financing activities:
Reduction in due from disposal of business and related note payable	$3,188	$—	$—
Note payable issued in connection with business acquisition	$23,965	$—	$—
Other current liability due in connection with business acquisition	$700	$—	$—
Preferred shares issued in exchange for liquidated damages related to common shares not registered (includes legal costs)	$2,187	$—	$—
Class A common stock issued in connection with business acquisition	$—	$1,931	$—

See accompanying notes to consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

Note 1.	Description of Operations and Basis of Presentation

LCC International, Inc., a Delaware corporation, was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCC International, Inc. and its subsidiaries.

The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and optimization services, ongoing operations and maintenance services and, in certain countries, deployment services. The Company has been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also assist in securing operations and maintenance projects including network optimization contracts. The Company’s technical consulting, system design and network optimization practices position it well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.

The accompanying consolidated financial statements include the results of LCC International, Inc. and its direct and indirect wholly-owned subsidiaries that provide services outside Europe, the Middle East and Africa (collectively the “Americas”) and the results of LCC United Kingdom Ltd., and its affiliated companies that provide services in Europe, the Middle East and Africa (collectively “EMEA”); and other non service related subsidiaries. LCC International, Inc. and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

In the second quarter of 2006, the Company made the decision to sell the Company’s U.S. Network Deployment business, and in the fourth quarter of 2006, the Company made the decision to sell its Brazilian subsidiary. The results of the U.S. Network Deployment business and the Brazilian operations are presented as discontinued operations for all periods in the consolidated financial statements included herein. See Note 5, Discontinued Operations.

Note 2.	Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of Form 10-K. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the consolidated financial statements.

Significant accounting policies are as follows:

Cash Equivalents and Restricted Cash.  Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. At December 31, 2007 and 2006, the Company had $4.6 million and $5.4 million of cash in foreign bank accounts, respectively. Restricted cash is composed primarily of performance and or bid bonds in our EMEA region.

Concentration of Credit Risk.  Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. The Company sells services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at December 31, 2007 and 2006:

	2007	2006
	(in thousands)

Europe	$14,934	$10,206
Middle East/Africa	$16,085	$19,990
Asia-Pacific	$110	$288

The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 63.3%, 82.7% and 83.6% of its revenues from its ten largest customers for the years ended December 31, 2007, 2006 and 2005, respectively. These ten largest customers constituted 62.9%, 80.3% and 59.2% of our net receivable balance as of December 31, 2007, 2006 and 2005, respectively. The Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.

In 2007, revenues from one customer in the EMEA segment were approximately $26.4 million or 18.1% of total revenues. Revenues from one customer in the Americas segment were approximately $11.4 million or 7.8% of total revenues in 2007. In 2006, revenues from one customer in the EMEA segment were approximately $29.1 million or 22.4% of total revenues, and revenues from another customer in the EMEA segment were approximately $23.3 million or 17.9% of total revenues. Revenues from one customer in the Americas segment were approximately $11.0 million or 8.5% of total revenues in 2006. In 2005, revenues from one customer in the EMEA segment were approximately $31.2 million or 21.4% of total revenues, and revenues from another customer in the EMEA segment were approximately $31.1 million or 21.4% of total revenues. Revenues from one customer in the Americas segment were approximately $16.8 million or 11.5% of total revenues in 2005.

Fair Value of Financial Instruments.  The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of December 31, 2007 and 2006 because of the relatively short duration of these instruments. The carrying value of the borrowing facilities approximated fair value as the instruments included a market rate of interest.

Inventory.  Inventories are stated at the lower of cost or market, net of an allowance for excess, slow-moving and obsolete inventory, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Cost typically includes materials and equipment supplies and is on a first-in, first-out basis.

Property and Equipment.  Property and equipment are stated at cost, less an allowance for depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Internally developed software costs are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets per the table below:

Computer equipment	3 years
Software	3 years
Furniture and office equipment	3 to 7 years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Vehicles	5 years

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets.  The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

Business Combinations.  The Company is required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain of the intangible assets and subsequently assessing the realizability of such assets include, but are not limited to, future expected cash flows from the revenues, customer contracts and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions and subsequent assessment of impairment of the assets may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Allowance for Doubtful Accounts.  The Company makes estimates of the probability of collection of accounts receivable by specifically analyzing customer balances concentrations, credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Revenue Recognition.  The Company’s principal sources of revenues are technical consulting, engineering design and optimization and, in certain countries in EMEA, network deployment services. The Company recognizes revenues from long-term fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. The Company compares costs incurred to date to progress achieved against project milestones to determine if the percentage of completion is reasonable. Anticipated contract losses are recognized as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.

In EMEA, the Company generally receives purchase orders for individual cell sites based on agreed upon fixed prices for types of standard cell sites. Non-standard services related to a cell site are priced on a variable basis using either agreed upon rates per hour or a rate schedule for such non-standard services. Deployment of cell sites may take up to several months and revenues and costs are recognized on a percentage of completion basis based upon the Company’s engineering estimates.

Income Taxes.  Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this statement, temporary differences arise as a result of the differences between the reported

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes —  An Interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 11, Income Taxes.

Foreign Currency Translation.  The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of the Company’s foreign sales transactions are denominated in Euros and British Pounds.

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation .” For foreign operations with the local currency as the functional currency, assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating assets and liabilities with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in consolidated shareholders’ equity. The determination of functional currency is based on the subsidiary’s relative financial and operational independence from the Company.

The Company is also subject to foreign currency transaction gains or losses due to inter-company payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed to or from the London operations at December 31, 2007 (denominated in Euros or Saudi Arabia Riyals) include Italy, Algeria and Saudi Arabia. Foreign subsidiaries with amounts owed to or from the McLean operations at December 31, 2007 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the year ended December 31, 2007 and 2005, these balances generated a foreign exchange loss of $2.5 million and $1.7 million, respectively, and for the year ended December 31, 2006 a foreign exchange gain of $1.4 million and are included in other income (expense) in the consolidated results of operations.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Share-Based Compensation.  On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the consolidated results of operations. The statement eliminates the ability to account for share-based compensation using the intrinsic value

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting For Stock Issued to Employees.”

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss, basic net loss per share and diluted net loss per share would have been reduced to the pro forma amounts indicated below:

2005

Loss from continuing operations as reported	$(11,594)
Deduct total stock-based employee compensation expense determined under fair value based method	(1,292)

Pro forma net loss from continuing operations	$(12,886)

(Loss) income from discontinued operations as reported	$(933)
Deduct total stock-based employee compensation expense determined under fair value based method	(39)

Pro forma net (loss) income from discontinued operations	$(972)

Loss from operations as reported	$(12,527)
Deduct total stock-based employee compensation expense determined under fair value based method	(1,331)

Pro forma net loss	$(13,858)

Net loss per share as reported:
Continuing: basic and diluted	$(0.47)

Discontinued: basic and diluted	$(0.04)

Net loss per share: basic and diluted	$(0.51)

Pro forma:
Continuing: basic and diluted	$(0.53)

Discontinued: basic and diluted	$(0.04)

Pro forma net loss per share: basic and diluted	$(0.57)

See Note 14, Incentive Plans for further discussion of SFAS No. 123(R).

Other Comprehensive Income (Loss).  Comprehensive income (loss) is defined as net income (loss) plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S GAAP are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. Changes in components of other comprehensive income (loss) are reported net of income tax.

Earnings (Loss) Per Common Share.  The calculation of earnings (loss) per common share is based on the weighted average number of shares outstanding during the applicable period. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive.

Note 3.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141R and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB also issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which delayed for one year the effective date of SFAS No. 157 for certain non-financial assets and liabilities. The Company is in the process of determining the effect of the adoption of SFAS No. 157 and FSP No. 157-2 on its consolidated financial position, results of operations and cash flows.

Note 4.	Business Combinations

WFI — EMEA

On March 9, 2007, the Company completed the purchase of certain equity interests in the Europe, Middle East and Africa (“WFI-EMEA”) wireless engineering services business of Wireless Facilities, Inc., (“WFI”), for a purchase price of $4.0 million, $3.3 million in cash at closing and $0.7 million (included in other current liabilities in the consolidated balance sheet) due March 31, 2008, pending settlement of outstanding claims. Transaction and other related costs of approximately $0.4 million were incurred in connection with the transaction. On March 9, 2007, in connection with the acquisition, the Company entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). See also Note 9, Borrowings.

The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $2.1 million was recorded on acquisition based on a purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The goodwill recorded is not deductible for U.S. tax purposes.

The following table represents the allocation of the purchase price for the equity interests of WFI-EMEA based on management estimates:

Fair value of net assets acquired:

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

Cash and cash equivalents	$250
Trade accounts receivable	1,681
Unbilled receivables	1,637
Fixed assets	854
Backlog	21
Customer relationships	1,309
Other assets	487
Liabilities assumed	(3,879)
Excess cost of acquiring net assets over fair value of identified net assets acquired (goodwill)	2,064

$4,424

The Company paid a premium over the fair value of the net assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served.

The Company did not present pro forma information as this acquisition was immaterial to the Company’s consolidated results of operations and financial position. The results of operations of WFI-EMEA have been included in the results of operations since the acquisition date.

WFI — U.S.

On May 29, 2007, the Company acquired certain assets and liabilities of the U.S. wireless engineering services business of (“WFI-U.S.”), which included customer contracts, tools, other assets and approximately 350 employees. The purchase consideration was approximately $38.6 million, (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.4 million), $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed in Note 9, Borrowings. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. Transaction and other related costs of approximately $3.0 million (including $0.5 million of severance costs) were incurred in connection with the transaction. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP. A portion of the cash consideration was funded by the Company’s borrowings under the revolving credit facility with Bank of America, N.A., which was amended on May 29, 2007, in connection with the Company’s purchase. See Note 9, Borrowings.

The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $27.3 million was recorded on acquisition based on a purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired and is deductible for U.S. tax purposes.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the allocation of the purchase price for the selected assets and liabilities of the U.S. wireless engineering services business of WFI acquired by the Company:

(in thousands)
Fair value of net assets acquired;
Trade accounts receivable	$1,169
Prepaid expenses and other current assets	1,140
Fixed assets	1,004
Backlog	244
Customer relationships	15,080
Liabilities assumed	(2,566)
Excess cost of acquiring net assets over fair value of identified net assets acquired (goodwill)	27,326

$43,397

The Company paid a premium over the fair value of the net assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served.

The results of operations of WFI-U.S. have been included in the results of operations since the acquisition date. The following table summarizes unaudited pro forma financial information assuming the WFI U.S. acquisition had occurred on January 1, 2006. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	2007	2006

Revenue	$166,638	$196,593
Operating (loss) income	$(20,469)	$(3,592)
Loss from continuing operations	$(33,203)	$(7,380)
Loss per share (basic and diluted)	$(1.12)	$(0.30)

Detron Belgium

On December 29, 2006, the Company completed the purchase of Detron Belgium, a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. The purchase consideration for all the outstanding shares of Detron Belgium was 505,313 shares of the Company’s common stock. The number of shares issued under the share purchase agreement was determined by dividing the purchase price by the average of the closing price of the Company’s common stock for the ten days prior to December 14, 2006. The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $1.6 million was recorded on acquisition based on a preliminary purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The portions of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets which may include trade names, customer lists and backlog. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. The transaction closed on December 29, 2006, therefore, the effect of this preliminary allocation to goodwill was immaterial to the Company’s consolidated results of operations for the year ended December 31, 2006. The Company did not present pro forma information as this acquisition was immaterial to the Company’s consolidated results of operations and financial position. The goodwill recorded is not deductible for U.S. tax purposes.

In connection with the Detron Belgium purchase transaction, the Company entered into a Management Services Agreement with Exicom BVBA, one of the parties to the transaction, whereby Exicom BVBA would

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to provide management transition services for a period of three months after completion of the purchase, at an estimated maximum cost of approximately $0.1 million.

Note 5.	Discontinued Operations

In 2006, the Company made the decision to sell a number of its business operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of these operations have been classified as discontinued operations in the accompanying consolidated statement of operations. All prior periods have been restated to reflect these operations as discontinued. In addition, assets and liabilities of these operations that were not sold as of December 31, 2007 and 2006, were reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets.

The revenue, gross margin and pre tax operating loss relating to the Company’s discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31,
	2007	2006	2005
	(in thousands)

Revenue	$2,199	$14,838	$48,331

Gross margin (loss)	$(162)	$(1,458)	$1,112

Loss from discontinued operations (net of applicable taxes of zero)	$(520)	$(3,529)	$(933)
Gain (loss) on disposal of discontinued operations (net of applicable taxes of zero)	(1,550)	378	—

Total loss from discontinued operations	$(2,070)	$(3,151)	$(933)

The following businesses have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented:

Sale of U.S. Network Deployment Business

During the second quarter of 2006, the Company made the decision to sell the Company’s U.S. Network Deployment operations. The operations of the network deployment business in the U.S. consisted primarily of activities involved in the construction of cell sites and related preconstruction and post construction services (site acquisition, system design, etc.) that are directly related to and integral to the construction of cell sites for which the Company was contracted to construct. Where the Company performs certain preconstruction or post construction related activities that are not performed in connection with the Company’s construction of cell sites, revenues and expenses related thereto are included in the Company’s Radio Frequency (“RF”) engineering business in the Americas and are not considered network deployment services.

Prior to this decision, the results of these operations were reported in the Americas segment. Nokia Inc. (“Nokia”) acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. Network Deployment business, for a total consideration of $10.2 million. The consideration included $1.0 million of cash proceeds. At December 31, 2007, $1.8 million was due from Nokia in connection with this transaction.

During February 2008 the Company and Nokia reached a definitive agreement on the amount receivable (reported in the Company’s consolidated financial statements as due from disposal of business) for $1.8 million. As a result of this definitive agreement, the Company recognized a charge to discontinued operations of $1.5 million at March 31, 2007.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the sale, the Company entered into a loan agreement with Nokia whereby Nokia would advance up to a maximum of $4.2 million. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. The Company received advances of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. The payments to these vendors were pre-approved by Nokia. The note payable was repaid in full as of June 30, 2007. See also Note 9, Borrowings.

The Company also entered into a transition services agreement whereby the Company provided Nokia with transitional services for a period of up to 12 months. For such transitional services, Nokia paid the Company a monthly fee which escalated after the first six months and escalated further after nine months. During the years ended December 31, 2006 and 2007, monthly fees billed under this agreement were not significant.

The revenue, gross margin and pre tax operating loss and gain on sale for the U.S. Network Deployment business for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands)

Revenue	$91	$12,817	$45,039

Gross margin (loss)	$91	$(1,094)	$396

Income (loss) from discontinued operations (net of applicable taxes of zero)	$808	$(1,988)	$(758)
Gain (loss) on disposal of discontinued operations (net of applicable taxes of zero)	(1,550)	378	—

Total loss from discontinued operations	$(742)	$(1,610)	$(758)

Additionally, certain assets and liabilities related to the discontinued operations of the U.S. Network Deployment business are included in the accompanying consolidated balance sheet as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)

Billed accounts receivable	$—	$183
Accounts payable	$—	$1,087
Accrued expenses	$50	$623

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

On October 5, 2007, the Company with the consent of the management of LCCI Brazil also entered into a non-binding letter of intent for the sale of LCCI Brazil with another party. On November 12, 2007, the Company

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received notice from the buyers that they have decided not to proceed with the acquisition of LCCI Brazil. The Company is working on other alternatives, including the opportunity to sell to another interested party that has submitted a non-binding letter of intent to purchase LCCI Brazil. The Company continues to be in negotiation with this other party for the sale of LCCI Brazil.

The revenue, gross margin and pre-tax operating loss for LCCI Brazil for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands)

Revenue	$2,108	$2,021	$3,292

Gross margin (loss)	$(253)	$(364)	$716

Loss from discontinued operations (net of applicable taxes of zero)	$(1,328)	$(1,541)	$(175)

Additionally, certain assets and liabilities related to LCCI Brazil included in the accompanying consolidated balance sheet as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)

Cash and cash equivalents (cash overdraft)	$(48)	$50
Other receivables	117	418
Other current assets	62	65
Fixed assets	138	54

Assets held for sale	$269	$587

Accounts payable	$131	$84
Accrued employee compensation and benefits	205	113
Other accrued expenses	75	66

Liabilities held for sale	$411	$263

Note 6.	Accounts Receivable

The Company is party to various long-term contracts for which revenues are recognized on the percentage-of-completion method. Certain of these contracts have large amounts of unbilled receivables associated with them and will be performed over a period of more than one year. As of December 31, 2007 and 2006, the Company had $4.0 million and $2.0 million, respectively, billed but not paid by customers under retainage provisions in contracts. As of December 31, 2007 and 2006, the Company had $14.8 million and $18.3 million billed, respectively, and $6.7 million and $9.3 million unbilled but anticipated to be billed within one year, respectively, under long-term contracts.

During May 2007, the Company entered into a factoring agreement (the “Agreement”) with Barclays Factoring, S.A., (“Barclays”) whereby the Company’s Spanish subsidiary may sell its eligible accounts receivable to Barclays on a revolving basis up to a maximum of 0.8 million Euros. Under the terms of the Agreement, accounts receivable are sold to Barclays without recourse at their face value less interest of EURIBOR at 90 days plus 0.9% and a commission of 0.15%. Accounts receivable sales were approximately 2.2 million Euros during the year ended December 31, 2007.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Property and Equipment

At December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
	(in thousands)

Computer equipment	$4,613	$15,417
Software	9,448	5,806
Furniture and office equipment	15,744	12,706
Leasehold improvements	1,836	1,667
Vehicles	163	136

Property and equipment	31,804	35,732
Less accumulated depreciation and amortization	(25,855)	(32,953)

Property and equipment, net	$5,949	$2,779

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007, 2006 and 2005, was $3.3 million, $2.1 million and $2.6 million, respectively.

Note 8.	Goodwill and Intangibles

As of December 31, 2007 and 2006, goodwill and other acquired intangible assets consisted of the following:

	2007	2006
	(in thousands)

Goodwill	$44,080	$13,989

Other intangibles:
Customer relationships	$17,531	$1,098
Trade names	230	205
Patents	43	28
Other	265	223
Accumulated amortization	(2,194)	(1,261)

Other intangibles	$15,875	$293

Goodwill increased by $30.1 million in 2007. Goodwill totaling $2.1 million was recorded on the acquisition of the equity interests in the Europe, Middle East and Africa (“EMEA”) business of WFI and goodwill totaling $27.3 million was recorded on the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. See Note 4, Business Combinations. The remaining increase of $0.7 million was due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. Goodwill by segment was $27.3 million for the U.S. and $16.8 million for EMEA at December 31, 2007. The Company performed its annual impairment review in the fourth quarter of 2007. No impairment in goodwill was noted. Other intangibles, principally customer relationships, increased by $15.6 million, as a result of the WFI acquisitions. Amortization expense of other intangibles was $0.9 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for each of the five succeeding years is approximately $1.1 million. The weighted average amortization period for customer relationships is 15 years, 10 years for patents, 5 years for trade names, 1 year for other and 14.8 years in the aggregate.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Borrowings

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

On September 14, 2005, the Financing Documents were amended to increase the maximum amount which the Company may owe to CFC by an additional $1.0 million, for a total of $4.0 million. The terms and conditions were the same as provided for in the original Fee Agreement except that the monthly administration fee increased from approximately $23,000 to $30,000. On February 13, 2006, the Financing Documents were amended to increase the maximum amount by which the Company may owe to CFC by an additional amount of $1.0 million for a total of $5.0 million. The Terms and Conditions were the same as provided for in the amended Fee Agreement except that the monthly administration fee increased from $30,000 to approximately $38,000. Advances made to the Company or LCC Wireless Design Services, LLC have been utilized for working capital purposes, including the payment of amounts owed to subcontractors under certain customer contracts where the payments from the customer have been delayed or are otherwise not yet due. On March 9, 2007, the Company terminated this Agreement. Total interest expense attributable to interest and fees arising from the Company’s financing arrangement with CFC for the years ended December 31, 2007, 2006 and 2005 was approximately $0.2 million, $0.6 million and $0.3 million, respectively.

In December 2006, Detron Belgium, which the Company acquired on December 29, 2006 and renamed LCC Belgium, entered into a credit agreement with ING Bank. Under this agreement, the Company may borrow annually up to approximately $66,000, which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2007. The loan was renewed in December 2007 and as of December 31, 2007, LCC Belgium had $0.1 million outstanding under the loan agreement.

In January 2007, LCC Netherlands, entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility (“Facility A”), and a loan facility (“Facility B”). The maximum amount which LCC Netherlands may have outstanding under Facility A is $2.0 million such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABN AMRO’s adjustable Euro basis interest rate plus 1.5%. This was 6.8% at December 31, 2007. At December 31, 2007, there was $2.0 million outstanding under Facility A. Under Facility B, ABN AMRO advanced to LCC Netherlands $0.5 million. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable over two years, with the first payment due on May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of LCC Netherlands. At December 31, 2007, there was $0.4 million outstanding under Facility B.

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

The new credit facility was amended on May 29, 2007 (“the amended credit facility”), in connection with the Company’s purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business. Under the terms of the amended credit facility, the aggregate amount owed to Bank of America by the Company, at any time was not to exceed $30.0 million. On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. This amended and restated credit facility provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal repayments of $3.5 million on June 1, 2008 and $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009. The loan is secured by 100% and 66% of the issued and outstanding equity interests of each of the Company’s domestic and foreign subsidiaries, respectively, and by all of the real and personal property of the Company’s domestic subsidiaries. The amended and restated credit facility provides for a number of financial and other covenants and the Company was in compliance with all of them at December 31, 2007. At December 31, 2007, there was $21.95 million outstanding under the revolving credit facility at an interest rate of 8.23% and $5.8 million outstanding under the term loan at an interest rate of 10.25%. Total interest expense attributable to interest and fees arising from the Company’s credit facility with Bank of America for the year ended December 31, 2007 was approximately $1.6 million. The average outstanding balance during the year ended December 31, 2007 was $17.7 million at an average interest rate of 7.8%.

On June 1, 2007, the Company issued a Subordinated Promissory Note (“Note”) to WFI in connection with the purchase of the WFI U.S. Engineering Business (see Note 4, Business Combinations). The original amount of the Note was $21.6 million. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. The note has interest payable at rates based on the British Bankers Associated Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. This Note was subsequently sold by WFI to a third party. The Note is subordinated to the credit facility with Bank of America which among other things limits cash payments of interest or principle until certain conditions in the credit facility with Bank of America are met. The note is payable on June 1, 2010. Total interest expense attributable to the Company’s note payable to WFI for the year ended December 31, 2007 was approximately $1.7 million. The average outstanding balance during the year ended December 31, 2007 was $14.0 million at an average interest rate of 7.0%.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of borrowings as of December 31, 2007 is as follows (in thousands):

2008	$8,349
2009	45,990
2010	—
2011	—
2012	—

$54,339

Note 10.	Restructuring Charge

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

Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2007 through 2014. The accrual remaining at December 31, 2007 includes approximately $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual assumes as of December 31, 2007 that the Company will receive $2.4 million in sublease income, all of which is committed. During the second quarter of 2007, the Company recorded a reduction in the restructuring payable of $0.5 million related to the over accrual of costs associated with tenant improvements.

During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a net restructuring charge of $1.1 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.1 million was related to other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs paid in the fourth quarter of 2007.

The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. The Company included these severance charges in goodwill. See Note 4, Business Combinations.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the restructuring activities is as follows:

		Facilities and
		Other Non-
		Headcount
		Related
	Severance	Items	Total
		(in thousands)

Restructuring payable as of January 1, 2005	$—	$2,901	$2,901

Restructuring charge	752	176	928
Reversal for reoccupied space	—	(330)	(330)

Restructuring charge (recovery)	752	(154)	598
Charges against the provision:
Payments for excess office space, net of sublease income	—	(960)	(960)
Severance and associated costs paid	(730)	—	(730)
Leasehold improvements and other assets written-off	—	(37)	(37)
Other	—	(208)	(208)

Restructuring payable as of December 31, 2005	22	1,542	1,564

Restructuring charge	—	108	108
Reversal of excess severance	(19)	—	(19)
Charges against the provision:
Payments for excess office space, net of sublease income	—	(645)	(645)
Other	—	28	28

Restructuring payable as of December 31, 2006	3	1,033	1,036
Restructuring charge	991	609	1,600
Reversal of excess facilities provision	—	(493)	(493)
Restructuring charge on acquisition	545	—	545
Charges against the provision:
Payments for excess office space, net of sublease income	—	(824)	(824)
Payments for severance	(1,548)	—	(1,548)
Other	12	11	23

Restructuring payable as of December 31, 2007	$3	$336	$339

At December 31, 2007 and 2006, the restructuring payable was classified as follows:

	2007	2006
	(in thousands)

Accrued restructuring current	$261	$949
Accrued restructuring	78	87

Accrued restructuring total	$339	$1,036

Note 11.	Income Taxes

The Company files a consolidated federal income tax return with all of its US subsidiaries. The Company has subsidiaries that file tax returns in several foreign jurisdictions. The Company and its foreign subsidiaries also file tax returns in local tax jurisdictions in many of the countries in which they do business. The Internal Revenue

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service completed examinations of the Company’s U.S. income tax returns through 2003. Many of the Company’s subsidiaries’ tax returns have been examined through various dates. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 to 2006. In addition we are currently open to audit under the statute of limitations in various foreign jurisdictions for approximately six years.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits as of the date of the adoption was approximately $0.9 million and includes both income taxes and tax penalties. Additionally, at January 1, 2007, the Company’s deferred tax asset and corresponding valuation allowance were reduced by $1.9 million for cumulative FIN 48 adjustments related to years prior to 2007 that were not recognized as a cumulative adjustment to the accumulated deficit at January 1, 2007. In years prior to 2007, interest and penalties related to adjustments to income taxes as filed have not been significant. The Company intends to include such interest and penalties in its tax provision.

There have been no changes in the liability for unrecognized tax benefits during the year ended December 31, 2007.

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(in thousands)

Current:
Federal	$80	$(1,535)	$(631)
State and local	23	75	160
Foreign	1,799	3,324	3,188

	1,902	1,864	2,717

Deferred:
Federal	414	1,148	—
State and local	—	—	—
Foreign	(929)	(1,436)	—

	(515)	(288)	—

Total	$1,387	$1,576	$2,717

The 2007, 2006, and 2005 income tax provisions related to operations do not include tax benefits, related to exercising stock options which will be recorded directly to paid-in capital when the deduction reduces income tax payable.

Loss before income taxes includes the following components:

	2007	2006	2005
	(in thousands)

Domestic	$(18,142)	$(14,161)	$(15,457)
Foreign	(9,156)	10,858	6,580

Total	$(27,298)	$(3,303)	$(8,877)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax provision and the effective income tax provision for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
	(in thousands)

Tax provision at statutory federal income tax rate	$(9,513)	$(1,156)	$(3,107)
Effect of:
State and local income taxes, net of federal tax benefit	(526)	(507)	(359)
Foreign tax and tax credits	978	(2,285)	300
Non deductible expenses and permanent items	1,990	744	106
Federal refund	—	—	(512)
Change in valuation allowance	8,367	6,349	2,912
Expiration of foreign tax credits	—	—	2,568
Release of federal tax reserve	—	(1,565)	—
Other	91	(4)	809

Effective income tax provision	$1,387	$1,576	$2,717

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006
	(in thousands)

Deferred tax assets:
Accrued compensation	$890	$392
Accrued expenses	69	669
Foreign tax credit carry-forward	2,778	1,749
Research tax credit carryover	340	340
Alternative minimum tax credit	276	276
Net operating loss carry-forward	30,212	22,618
Property and equipment	328	436
Stock options	818	—

Total gross deferred tax assets	35,711	26,480
Less valuation allowance	(31,807)	(24,459)

Deferred tax assets, net of valuation allowance	3,904	2,021

Deferred tax liabilities:
Deferred revenue	—	(144)
Goodwill amortization	(414)	—
Unrealized foreign exchange loss	(1,538)	(440)

Total gross deferred liabilities	(1,952)	(584)

Net deferred tax assets	$1,952	$1,437

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2007 and 2006 as follows (in thousands):

	2007	2006
	(in thousands)

Current liability	$—	$(16)
Non-current asset	1,952	1,453

	$1,952	$1,437

At December 31, 2007, the Company had foreign tax credit carry-forwards for U.S. tax purposes of $1.0 million, which expire between 2009 and 2010; a research and development credit of $0.3 million; and an alternative minimum tax credit carryover of $0.3 million. The Company had U.S. operating loss carry-forwards of $60.7 million, which expire beginning in 2023. The Company also had $29.0 million of foreign net operating loss carry-forwards, some of which expire beginning in 2008 and some of which can be carried forward indefinitely, subject to certain restrictions. In addition, the Company had foreign tax credit carry-forwards of $1.8 million for foreign tax purposes that do not expire.

The net federal tax benefit of $0.4 million for the year ended December 31, 2006 primarily relates to the release of a tax reserve for interest and penalties on certain deductions claimed in connection with the sale of Microcell towers in a previous period. The Company reversed the prior year entry to tax expense because the statute of limitations for these deductions closed in 2006.

Foreign income tax expense is generated from business conducted in countries where the Company has subsidiaries or has established branch offices or has performed significant services that constitute a “permanent establishment” for tax reporting purposes. Foreign income tax also includes withholding tax on projects in countries where the Company does not have a registered presence.

In determining the tax valuation allowances, management considers whether it is likely that some portion of the deferred tax assets will be realized. Based on the Company’s financial results for the year ended December 31, 2007, projected future taxable income and tax planning strategies, the Company increased its valuation allowance on foreign and domestic net operating loss carry-forwards and other deferred tax assets by $7.3 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods when the benefit remains available and in those countries where the assets can be used. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

No provision was made in 2007 for income taxes or foreign withholding taxes on the undistributed earnings of the foreign subsidiaries, as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when tax effective to do so. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings. The Company does not believe that repatriating the undistributed earnings of its foreign subsidiaries would have a material tax effect.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Other Current Liabilities

At December 31, 2007 and 2006, other current liabilities consisted of the following:

	2007	2006
	(in thousands)

Due to WFI (see Note 4)	$1,837	$—
Interest payable	1,685	—
Deferred rent	862	57
Other	1,703	540

Other current liabilities	$6,087	$597

Note 13.	Shareholders’ Equity

Preferred Stock — At December 31, 2007, preferred shares authorized consisted of 10,000,000 shares, $0.01 par value. On December 27, 2007 the Company announced that it had entered into an Exchange and Settlement Agreement with the investors that had invested approximately $17.0 million for shares of the Company’s common stock in a private offering completed on April 19, 2007 discussed below, under Common Stock. Under the settlement, the Company agreed to exchange each share of common stock held by the investors for 1.125 shares of a new series of preferred stock. This new preferred stock by its terms will convert back into common stock in connection with the Company’s next qualifying equity financing transaction of $10.0 million or more or, if the Company does not conduct such a financing, at the end of 18 months. The conversion will be at the sale price in the qualifying equity financing transaction (or the market price of the common stock, if conversion is after the 18 months) but not below a floor price of $2.00 per share. The new preferred stock will accrue dividends at the rate of 0% for the first twelve months, 6% for the next six months and 8% thereafter. The preferred stock was recorded at the fair value at the date of the exchange.

Common Stock — At December 31, 2007, common shares authorized consisted of 70,000,000 Class A common stock, $0.01 par value (Class A stock) and 20,000,000 Class B common stock, $0.01 par value (Class B stock).

On December 27, 2006 the Company announced that all the shares of the Company’s outstanding Class B common stock (all of which were held by RF Investors, an entity controlled by Company founders and directors Dr. Rajendra and Neera Singh and members of their family) were converted on a one-for-one basis into shares of Company Class A stock. The conversion occurred as to 4,000,000 shares of Class B common stock as a result of the transfer of those shares by RF Investors through a donation to the Foundation on December 22, 2006. According to the Company’s Restated Certificate of Incorporation, although controlled by Dr. Singh and his family, the Foundation is not an eligible holder of Class B common stock; thus, effective immediately upon the transfer, the shares were automatically converted to Class A common stock. The remaining 425,577 outstanding shares of Class B common stock retained by RF Investors were also automatically converted into shares of Class A common stock, effective immediately upon the transfer, as a result of a provision in the Company’s Restated Certificate of Incorporation that requires the shares of outstanding Class B common stock to be converted into shares of Class A common stock at such time as those shares constitute less than 10% of the outstanding common stock.

The Class B common stock was entitled to ten votes per share and the Class A common stock is entitled to one vote per share. Immediately prior to the transfer, the Class B common stock constituted approximately 68% of the outstanding voting power of the common stock. Immediately following the transfer, the shares of Class A common stock held by the Foundation and by RF Investors constituted approximately 15.8% and 1.7%, respectively, of the outstanding voting power of the common stock. The aggregate balance of the voting power of the Class A common stock, approximately 82.5% at the time of the transfer, was held by the Company’s other stockholders.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 19, 2007, the Company raised $17.0 million through the sale of 5,100,000 newly issued Class A common shares of the Company at a price of $3.35 per share in a private placement. As part of the transaction the Company was required to file a registration statement covering the common stock within 45 days of the closing. The Company was obligated to register the shares issued in the offering to the participating shareholders by defined dates or be subject to cash penalty payments. Due to the delay in filing its 2006 Form 10-K and subsequent 2007 Quarterly Form 10-Q’s, the Company was not in compliance with its filings and as a result, was not able to register the shares and meet these obligations. The agreement called for a cash penalty of 1% per month, up to 10%, beyond June 3, 2007 until a registration statement was filed for the investors’ shares and an additional cash penalty of 1% per month beyond August 20, 2007 until the registration statement is declared effective to a maximum of 10% penalty in each of these two areas.

In accordance with EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company accrued for interest penalties under SFAS No. 5, Accounting for Contingencies, when they are probable and estimable. For the year ended December 31, 2007, the Company recorded approximately $2.1 million of liquidated damages which are included in other expenses in the accompanying consolidated financial statements. As described above under Preferred Stock, the investors have agreed to release the Company from its continuing non-compliance with the registration requirement and all accrued penalties, and have given the Company a general release from claims they may have against it arising out of the investment, including any failure to disclose that the Company would not be able to register their shares for a substantial period. The Company has agreed to take the necessary steps to register the investors’ shares once the Company becomes current in its SEC filings or in connection with registering shares issued in its next qualifying equity financing transaction. In accordance with EITF 00-19-2, the settlement of the liability in the Company’s own shares has been classified as equity.

Note 14.	Equity Incentive Plans

Description of Share-based Compensation Plans:

At December 31, 2007, the Company has one active employee share-based compensation plan, the Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), and one inactive share-based compensation plan, the Directors Stock Option Plan (the “Directors Plan”), which are described below. In addition, the Company had established an Employee Stock Purchase Plan (“ESPP”) which was terminated effective December 31, 2005, and is also described below.

Equity Incentive Plans:

Equity Incentive Plan — The Company’s Equity Incentive Plan provides for awards of both incentive stock options and non-qualified stock options, as well as the grant of cash bonuses, restricted shares of stock, stock appreciation rights, restricted stock, stock units and dividend equivalent rights to the Company’s employees or employees of any of the Company’s subsidiaries and directors of the Company. There were 8.8 million shares authorized for issuance under the Equity Incentive Plan and, as of December 31, 2007, there were approximately 0.4 million shares of common stock available for issuance. Stock options are granted with an exercise price equal to the market value on the date prior to the grant (or 110% of the market value in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock) and generally expire ten years from the grant date (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Options may be exercised at any time after grant, except as otherwise provided in the particular option agreement. There is also a $100,000 limit on the value of common stock (determined at the time of grant) covered by incentive stock options that first became exercisable by an optionee in any year and a 500,000 share limit as to the maximum number of shares of common stock that can be awarded to an individual per calendar year pursuant to an option. Unless otherwise provided in the option agreement, options vest in full immediately prior to a change in control.

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

Employee Stock Purchase Plan — The Company established the ESPP in 1997 which authorized the issuance of up to 860,000 shares of class A common stock. The ESPP permitted eligible employees to purchase shares of class A common stock at a 15% discount to fair market value as determined by the plan. Rights to purchase shares were deemed granted to participating employees as of the beginning of each applicable period, as specified by the Compensation and Stock Option Committee of the Company’s Board of Directors. The purchase price for each share was not less than 85% of the fair market value of the share of class A common stock on the first or last trading day of such period, whichever is lower. In April 2005, the Company’s Board of Directors voted to terminate the ESPP effective December 31, 2005. Under the ESPP, during the year ended December 31, 2005, the Company issued 42,424 shares and compensation cost of approximately $23,000 would have been recognized under SFAS No. 123 for the fair value of the employees’ purchase rights, and is included in the pro forma net loss calculation. See Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R) below.

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

SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, therefore share-based compensation for the years ended December 31, 2007 and 2006 has been reduced for estimated forfeitures. SFAS No. 123(R) requires the estimation of forfeitures when recognizing compensation expense. Estimated forfeitures should be adjusted over the requisite service period in the event that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which has an impact on the amount of unamortized compensation expense to be recognized in future periods. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to adopting SFAS No. 123(R) tax benefits, if any, resulting from the exercise of stock options, were included in operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules. There are no tax benefits, excess or otherwise for the years ended December 31, 2007 and 2006, and therefore there is no impact on the accompanying Consolidated Statements of Cash Flows.

The adoption of SFAS No. 123(R) increased the losses from continuing and discontinued operations before income taxes for the year ended December 31, 2006 by $719,512 and $6,329, respectively, and increased the net loss for the year ended December 31, 2006 by $725,841. The adoption of this standard had no impact on the provision for income taxes due to the valuation allowance for U.S. deferred tax assets due to the history of operating losses of our U.S. operations. As a result of the adoption of SFAS No. 123(R), basic and diluted loss per share from continuing operations was increased by $0.03 per share for the year ended December 31, 2006. There was no change in loss per share from discontinued operations.

The amount of cash received from the exercise of share-based awards granted during the year ended December 31, 2007, 2006 and 2005 was $0.4 million, $0.6 million and $0.6 million, respectively.

The Company has recognized compensation expense for continuing operations for all options and restricted stock awards for the years ended December 31, 2007 and 2006 as follows:

			Non-
			Reportable
	Americas	EMEA	Segments	Total
	(in thousands)

Cost of revenues	$9	$25	$—	$34
Sales and marketing	16	23	58	97
General and administrative	11	69	523	603

Q1 2007	36	117	581	734

Cost of revenues	19	48	—	67
Sales and marketing	6	21	9	36
General and administrative	10	70	176	256

Q2 2007	35	139	185	359

Cost of revenues	12	6	—	18
Sales and marketing	(1)	22	9	30
General and administrative	8	70	105	183

Q3 2007	19	98	114	231

Cost of revenues	34	52	—	86
Sales and marketing	33	40	16	89
General and administrative	(14)	185	392	563

Q4 2007	53	277	408	738

Cost of revenues	74	131	—	205
Sales and marketing	54	106	92	252
General and administrative	15	394	1,196	1,605

Total 2007	$143	$631	$1,288	$2,062

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Valuation Assumptions:

The fair value of stock options granted to employees is estimated on the date of the grant using either the Black-Scholes option pricing model or a lattice model using a Monte Carlo Simulation. The Black-Scholes option pricing model was developed to estimate the fair value of freely tradable and fully transferable options without vesting restrictions, which differ from the Company’s stock option program. Both models require considerable judgment, including assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated value of stock option grants. Expected volatility is estimated using the historical volatility of the Company’s common stock over the expected term of the options. If new or different information that would be useful in estimating expected volatility becomes available, this may be incorporated into future estimates. The risk-free interest rates that are used in the option pricing models are based on the U.S. Treasury security rate with remaining terms similar to the expected terms on the options.

The fair value of share-based awards estimated on the date of the grant using the Black-Scholes option pricing model were calculated using the following weighted-average assumptions:

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.09%	5.65%	4.25% to 4.40%
Expected life	2-6 years	3-7 years	3-7 years
Volatility	60%	75%	40% to 60%

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of share-based awards estimated on the date of the grant using a lattice model with a Monte Carlo Simulation were calculated using the following weighted-average assumptions:

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.50%-5.05%	4.3%- 5.3%	4.5%
Expected life	1.0 to 5.5 years	2.0 to 6.0 years	2.5 to 5.5 years
Volatility	45%-60%	55%-75%	78%

Compensation cost attributable to the Company’s ESPP plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

2005

Expected dividend yield	0%
Risk-free interest rate	2.6% to 4.0%
Expected life	1 month
Volatility	40% to 100%

Share-Based Compensation Activity:

Service Based Awards

The following table summarizes service-based award activity for the years ended December 31, 2007 and 2006:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value
	(in thousands)			(in thousands)

Outstanding at January 1, 2005	2,966	$5.11
Granted	67	$3.45
Exercised	(274)	$2.37
Expired	(81)	$6.29
Forfeited	(951)	$5.31

Outstanding at December 31, 2006	1,727	$5.24	6.2	$955
Granted	72	$1.95
Exercised	(169)	$2.36
Expired	(283)	$7.27
Forfeited	(26)	$7.67

Outstanding at December 31, 2007	1,321	$4.86	5.1	$1

Exercisable at December 31, 2007	1,181	$5.08	4.6	$1

The total value of the service based stock option awards is expensed ratably over the service period of the employees receiving the awards, generally from three to five years. The service based options generally have a term of ten years. The Company recorded expense of $0.1 million and $0.3 million related to these options during the years ended December 31,2007 and 2006, respectively. The fair value of each service based stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of service based options granted during the years ended December 31, 2007, 2006 and 2005 was $0.94, $2.18, and $1.81, respectively. As of December 31, 2007, total unrecognized compensation cost related to service

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based stock option awards was approximately $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was approximately $0.4 million, $0.1 million, and $0.1 million, respectively. The total intrinsic value of service based options exercised during the years ended December 31, 2007, 2006, and 2005 was $0.3 million, $0.2 million and $0.4 million, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.80 at December 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money service based awards exercisable at December 31, 2007 was 10,000.

Market Based Awards

A summary of market based stock option activity for the years ended December 31, 2007 and 2006 is as follows:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in thousands)

Outstanding at January 1, 2006	1,000	$2.49
Granted	1,030	$3.48

Outstanding at December 31, 2006	2,030	$2.99	9.0	$2,151
Granted	300	$4.28
Forfeited	(135)	$3.58

Outstanding at December 31, 2007	2,195	$3.12	8.1	$—

Exercisable at December 31, 2007	500	$2.99	8.0	$—

The market based options vest in 25% increments based on the Company’s stock price achieving four specified price levels based on the 20 day average closing price per share. Only one-third of the total grant may vest in any single calendar year. To the extent additional options reach a vesting threshold in the same year, such options shall vest on January 1 of the immediately following calendar year. The Company recorded expense of $1.0 million and $0.5 million on these options during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 total unrecognized compensation cost related to these market based stock option awards was approximately $0.6 million. The weighted-average period over which it is estimated to be recognized is approximately 1.9 years. The weighted average grant date fair value for market based options granted during the year ended December 31, 2007, 2006 and 2005 was $1.77, $1.94 and $1.50, respectively. The total fair value of market based options vested during the year ended December 31, 2007, 2006, and 2005 was $0.7 million, $-0-, and $-0-, respectively.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

A summary of restricted stock activity for the years ended December 31, 2007 and 2006 is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
		(in thousands)

Non vested at January 1, 2006	1,068	$3.00
Granted	1,065	$3.74
Vested	(323)	$2.98
Forfeited	(443)	$3.63

Non vested at December 31, 2006	1,367	$3.40
Granted	115	$3.60
Vested	(535)	$3.06
Forfeited	(107)	$3.17

Non vested at December 31, 2007	840	$3.44

The Company grants restricted stock awards to certain employees, with the total value of the award expensed ratably over the three-year service period of the employees receiving the grants. Share-based compensation expense related to restricted stock awards during the years ended December 31, 2007, 2006 and 2005 was $1.0 million, $0.6 million and $0.4 million, respectively. As of December 31, 2007, the total amount of remaining unrecognized compensation cost related to non vested restricted stock awards was approximately $1.1 million. This is expected to be recognized over a weighted-average period of approximately 1.2 years. The weighted average grant date fair value for restricted stock awards granted during the years ended December 31, 2007, 2006 and 2005, was $3.60, $3.74 and $3.05, respectively. The total fair value of restricted stock awards vested during the year ended December 31, 2007, 2006 and 2005 was $1.6 million, $1.0 million and $-0-, respectively.

The Company’s executive officers and others are restricted from trading company securities other than within specified trading windows, under the terms of the Company’s Amended and Restated Equity Incentive Plan. As a result, 410,003 restricted stock awards have vested but were not released as of December 31, 2007. The corresponding compensation expense has been recognized in the results of operations and the shares included in the outstanding shares for purposes of calculating earnings per share. These stock units had a weighted average grant date fair value of $1.68 and a fair value of $0.7 million.

Note 15.	Income (Loss) per Share

Income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of FASB Statement No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the issuance of common stock that shared in our earnings. The reconciliations of the basic and diluted earnings per share (“EPS”) computations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007			2006			2005
			Per Share	Net		Per Share			Per Share
	Net Loss	Shares	Amount	Loss	Shares	Amount	Net Loss	Shares	Amount
	(In thousands, except per share data)

Basic and Dilutive EPS
Net loss available to common shareholders
Continuing operations	$(28,697)		$(0.97)	$(4,879)		$(0.20)	$(11,594)		$(0.47)
Discontinued operations	$(2,070)		$(0.07)	$(3,151)		$(0.13)	$(933)		$(0.04)
Total	$(30,767)	29,657	$(1.04)	$(8,030)	24,893	$(0.33)	$(12,527)	24,524	$(0.51)
Effect of Dilutive Securities
Stock option plans		—			—			—

For the year ended December 31, 2007, 2006 and 2005, weighted average convertible preferred stock shares, common stock options and restricted stock units of 4.9 million, 3.8 million and 4.1 million shares, respectively, were excluded from the calculation of EPS because they would have reduced the loss per share.

Note 16.	Health and Retirement Plans

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1.0% to 6.0% of compensation for the Company’s U.S. employees. After six months of employment the Company makes a matching contribution of 50.0% of an employee’s contribution up to 6.0% of each employee’s compensation. The Company’s contributions and other expenses associated with the plan were approximately $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s subsidiary, LCC UK, has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 1.0% to 5.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. The Company contributes 5.0% of an employee’s base salary and matches the employee’s contribution up to 5.0%. Contributions and other expenses related to this plan were approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LCC UK’s subsidiary, LCC Deployment Services UK Ltd., has a defined contribution pension plan under Chapter 1 Part XIV of the Income and Corporation Taxes Act, 1988. The plan provides for voluntary employee contributions of 4.0% of an employee’s base salary. It is available to all full-time employees who have completed their three-month probation period. The Company contributes 8.0% of an employee’s base salary. Contributions and other expenses related to the plan were approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LCC UK’s subsidiary, LCC Italia S.R.L. (“LCC Italia”), has two statutory defined contribution pension plans and one voluntary plan for directors of LCC Italia. The contributions are in accordance with the National Contract Agreement. LCC Italia contributions and related expenses to these plans were approximately $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LCC Netherlands has pension plans in accordance with statutory labor agreements. Two of its subsidiaries were under the Kleinmetaal labor agreement. This agreement provides that all employees over the age of eighteen and the employer are obliged to contribute to an old-age scheme. Under the old-age scheme the employee and the employer must each contribute 13.0% of each employee’s gross salary after deduction of a fixed amount of 14,224 Euros. Employees of a third subsidiary participate in another pension plan where the contribution

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage varies depending on the age of the participant. Contributions to these two plans in 2007, 2006 and 2005 were approximately $0.5 million, $0.5 million and $0.5 million, respectively.

LCC Belgium, which the Company acquired in December 2006, has a pension plan in accordance with statutory labor agreements with employer contributions ranging from 1.2% to 6% of salaries. LCC Belgium contributions for 2007 were $0.1 million.

LCC France and LCC Turkey, which the Company acquired in March 2007 (see Note 4, Business Combinations, WFI-EMEA), have pension plans in accordance with statutory labor agreements. Contributions to these two plans in 2007 were $0.1 million and $0.1 million, respectively.

The Company’s U.S. group health benefits are self-insured for claims up to $0.1 million, per participant per plan year. The Company carries stop-loss coverage for claims in excess of $0.1 million per participant, per plan year, and also aggregate stop loss for multiple claims in excess of this limit in a plan year.

Characteristics of the Company’s non-U.S health benefits vary by region.

Note 17.	Related Party Transactions

The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and up to the third quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of our cash costs and expenses. The Company billed Telcom Ventures approximately $77,000, $128,000 and $74,000 during the years ended December 31, 2007, 2006, and 2005, respectively, for payments made by the Company pursuant to this agreement. The Company received reimbursements from Telcom Ventures of approximately $70,000, $135,000 and $67,000 during the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, outstanding amounts associated with payments made by the Company under this agreement were $7,000 and $1,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the accompanying financial statements. Also included in due from related parties and affiliates are employee advances of $25,000 and $2,000 at December 31, 2007 and 2006 respectively.

During the year ended December 31, 2007, the Company provided services to one customer where Telcom Ventures has a minority investment. Revenues earned from this customer during the year ended December 31, 2007 were $101,000. Billed and unbilled receivables of $35,000 from this customer were outstanding at December 31, 2007 and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the Company provided services to Telcom Ventures directly, generating revenues of $33,000, all of which have been collected.

Note 18.	Commitments and Contingencies

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

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments and receivables under non-cancelable operating leases, excluding executory costs, are as follows:

		Rental
		Receivables
	Rental	Under
	Payable	Subleases
	(in thousands)

2008	$4,840	$228
2009	3,922	316
2010	2,565	316
2011	2,330	316
2012	1,795	316
Thereafter	7,541	950

	$22,993	$2,442

Rent expense under operating leases was approximately, $3.5 million, $3.4 million, and $3.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Note 19.	Segment Reporting

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

The Company evaluates performance based on stand alone operating segment profit or loss from operations before income taxes excluding nonrecurring gains and losses, and generally accounts for inter-segment sales and transfers as if the sales or transfers were to third parties at current market prices. Interdivisional transactions are eliminated on consolidation. Revenues are attributed to geographic areas based on the location of the assignment.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Segments:

	For the Years Ended December 31,
	Americas	EMEA	Total
	(in thousands)

2007
Net revenue from external customers	$46,974	$98,749	$145,723
Inter-segment revenues	—	—	—

Total revenues	$46,974	$98,749	$145,723

Depreciation and amortization	$1,437	$2,508	$3,945
Interest income	1	49	50
Interest expense	1,705	117	1,822
Income (loss) before taxes	(3,798)	(9,156)	(12,954)
Segment assets	64,390	80,621	145,011
Expenditures for property	1,606	2,800	4,406
2006
Net revenue from external customers	$29,959	$99,944	$129,903
Inter-segment revenues	—	—	—

Total revenues	$29,959	$99,944	$129,903

Depreciation and amortization	$430	$1,609	$2,039
Interest income	1	35	36
Interest expense	—	29	29
Income (loss) before taxes	(1,573)	11,651	10,078
Segment assets	14,623	78,668	93,291
Expenditures for property	99	938	1,037
2005
Net revenue from external customers	$36,478	$107,844	$144,322
Inter-segment revenues	—	—	—

Total revenues	$36,478	$107,844	$144,322

Depreciation and amortization	$432	$2,016	$2,448
Interest income	—	16	16
Interest expense	1	16	17
Income (loss) before taxes	(4,168)	6,809	2,641
Segment assets	34,640	73,650	108,290
Expenditures for property	873	1,445	2,318

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)

Revenues:
Revenues for reportable segments	$145,723	$129,903	$144,322
Revenues for non-reportable segments	—	50	1,320

Total consolidated revenues	$145,723	$129,953	$145,642

Assets:
Assets for reportable segments	$145,011	$93,291	$108,290
Assets not attributable to reportable segments:
Cash and cash equivalents	2,961	1,617	7,245
Restricted cash	—	9	37
Deferred and prepaid tax assets	1,832	1,809	2,365
Property and equipment	520	576	154
Receivables	110	578	635
Prepaid expenses	243	262	219
Other	773	281	8

Total consolidated assets	$151,450	$98,423	$118,953

	2007	2006	2005
	(in thousands)

Income (loss) before income taxes for reportable segments	$(12,954)	$10,078	$2,641
General corporate expenses	(14,344)	(13,381)	(11,518)

Loss from operations before income taxes	$(27,298)	$(3,303)	$(8,877)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	Segment	Unallocated		Consolidated
Other Significant Items	Total	Expenditures	Eliminations	Total
	(in thousands)

2007
Depreciation and amortization	$3,945	$279	$—	$4,224
Interest income	50	45	—	95
Interest expense	1,822	1,780	—	3,602
Expenditures for property	4,406	336	—	4,742
2006
Depreciation and amortization	2,039	339	—	2,378
Interest income	36	98	—	134
Interest expense	29	835	—	864
Expenditures for property	1,037	463	—	1,500
2005
Depreciation and amortization	2,448	345	—	2,793
Interest income	16	98	—	114
Interest expense	17	298	—	315
Expenditures for property	2,318	28	—	2,346

Information concerning services revenue is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)

Design	$68,459	$70,357	$76,676
Deployment	27,475	50,944	57,915
Operations and maintenance	20,343	5,298	7,144
Consulting	29,446	3,354	3,907

Total revenues	$145,723	$129,953	$145,642

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning principal geographic areas was as follows (in thousands):

	2007		2006		2005
		Net		Net		Net
	Revenues	Property	Revenues	Property	Revenues	Property
	(in thousands)

Americas:
United States of America	$46,974	$2,755	$29,808	$881	$36,092	$1,277
Other	—	—	151	—	1,253	67

Total Americas	46,974	2,755	29,959	881	37,345	1,344

Europe, Middle East and Africa:
United Kingdom	13,741	811	18,286	190	13,331	318
Netherlands	19,820	248	17,228	233	21,206	268
Italy	7,579	365	6,110	604	6,010	968
Spain	6,120	1,446	—	—	—	—
Belgium	5,401	145	—	—	—	—
Algeria	6,004	110	29,065	—	31,105	—
Saudi Arabia	26,452	—	23,271	—	31,218	73
Other	13,632	69	5,984	840	4,974	614

Total Europe, Middle East and Africa	98,749	3,194	99,944	1,867	107,844	2,241

Asia-Pacific	—	—	50	31	453	57

Total	$145,723	$5,949	$129,953	$2,779	$145,642	$3,642

Note 20.	Quarterly Data (Unaudited)

	2007
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Revenues	$24,640	$29,717	$41,834	$49,532
Operating income (loss)	(6,169)	(6,337)	(5,192)	(1,282)
Income (loss) from continuing operations before income taxes	(6,587)	(6,741)	(8,201)	(5,769)
Income (loss) from continuing operations	(7,234)	(7,082)	(7,568)	(6,801)
Income (loss) from discontinued operations	(2,052)	(374)	(329)	685
Net income (loss)	$(9,286)	$(7,456)	$(7,897)	$(6,116)

Net income (loss) per share:
Continuing operations — basic and diluted	$(0.28)	$(0.24)	$(0.24)	$(0.22)

Discontinued operations — basic and diluted	$(0.08)	$(0.01)	$(0.01)	$0.02

Net loss per share — basic and diluted	$(0.36)	$(0.25)	$(0.25)	$(0.20)

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Revenues	$35,743	$33,997	$31,933	$28,280
Operating loss	(222)	216	872	(5,202)
Loss from continuing operations before income taxes	(448)	381	1,642	(4,878)
Loss from continuing operations	(1,428)	(507)	131	(3,075)
Income (loss) from discontinued operations	(732)	585	(1,701)	(1,303)
Net income (loss)	$(2,160)	$78	$(1,570)	$(4,378)

Net income (loss) per share:
Continuing operations — basic and diluted	$(0.06)	$(0.02)	$0.01	$(0.12)

Discontinued operations — basic and diluted	$(0.03)	$0.02	$(0.07)	$(0.05)

Net income (loss) per share — basic and diluted	$(0.09)	$—	$(0.06)	$(0.17)

The sum of the quarterly per share data may not equal the per share data for the year due to the use of weighted average shares outstanding when calculating earnings per share.

During the second quarter of 2007, the Company recorded a net restructuring charge of $1.1 million as a result of steps taken by the Company towards integrating operations through a workforce reduction and consolidating certain facilities. Approximately $1.0 million was related to severance and headcount related expenses and approximately $0.1 million was related to consolidation of certain facilities and other non-headcount related expenses.

As of January 1, 2006, the Company adopted SFAS No. 123(R) which generated non-cash compensation of $0.3 million, $0.5 million, $0.5 million, and less than $0.1 million during the first, second, third and fourth quarter, respectively.

During the second quarter of 2006, the Company recorded a gain of $0.2 million on a favorable settlement of a dispute related to an earn-out agreement that we had entered into in conjunction with the acquisition of our Netherlands subsidiary.

During the fourth quarter of 2006, the Company recorded an additional accrual for audit fees of $0.5 million which were a consequence of additional work performed by the Company’s auditors to complete the audit of the Company’s financial statements and the required testing and review of the Company’s internal controls, in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

Note 21.	Management’s Plans, Liquidity and Business Risks

As of December 31, 2007, the Company had an accumulated deficit of approximately $96.3 million and had incurred a net loss of $30.8 million and used $16.2 million in operating cash flows in the year ended December 31, 2007. The Company had approximately $9.6 million available in operating cash and approximately $0.4 million of borrowing availability under its debt facilities.

The Company believes that the combination of the availability under its bank lines, the as well as its $22.0 million of working capital will provide sufficient cash flow to carry out its operations for the next 12 months.

Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its

LCC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 22.	Subsequent Events

On February 20, 2008, the Company filed a current report on Form 8-K disclosing that on February 19, 2008, it entered into a Second Amendment to Restated Credit Agreement and Waiver (the “Amendment”), which amends the Amended and Restated Credit Agreement, dated as of May 29, 2007 (the “Credit Agreement”), among the Company, as borrower, certain domestic subsidiaries of the Company, as guarantors and Bank of America, N.A. as lender and administrative agent (the “Bank”). The Amendment provides, among other things, (a) a waiver by the Bank of certain specified defaults under the Credit Agreement, and (b) a requirement that the financial statements described in Section 7.01(b) of the Credit Agreement with respect to the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, in each case, along with any additional deliveries required under the Credit Agreement in connection therewith, be delivered to the Bank on or before February 22, 2008, the failure of which will constitute an immediate event of default irrespective of otherwise applicable grace or cure period. The Amendment also provided that $1.35 million of the settlement proceeds of $1.8 million, as discussed in Note 5, shall be applied to the term loan payments in the reverse order of maturity, with the balance of the settlement proceeds to be used by the Company for general corporate and working capital needs. This provision thereby resulted in classifying $1.35 million of the term loan as current in the consolidated balance sheet.

The Company also announced that on February 14, 2008, the Company received notice that the Board of Directors of the NASDAQ Stock Market LLC (the “NASDAQ Board”), pursuant to its discretionary authority under Marketplace Rule 4809, had called for review of the December 19, 2007 decision of the NASDAQ Listing and Hearing Review Council regarding the Company, which provided a filing deadline of February 19, 2008. The NASDAQ Board also determined to stay the decision to suspend the Company’s securities from trading, pending further consideration by the NASDAQ Board. This action effectively extended the previous February 19, 2008 filing deadline. The Company subsequently filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007, and pro forma financial information related to the acquisition of the U.S. wireless engineering services business of WFI on Form 8-K/A on February 21, 2008. On March 5, 2008, the Company announced that it had received notice from NASDAQ that it is now compliant with Marketplace Rule 4310 (c)(14). As such, the Board of Directors of NASDAQ has withdrawn its February 14, 2008 call for review of the December 19, 2007 decision of the Listing Council.

On April 4, 2008, the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company had received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had not timely filed its Annual Report on Form 10-K for the year ended December 31, 2007. The Company requested, and was granted, a hearing before the NASDAQ Listing Qualifications Panel that is scheduled for May 8, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The audit report of Grant Thornton LLP on the Company’s consolidated financial statements as of and for the year ended December 31, 2007, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: (i) Grant Thornton’s audit report on the consolidated financial statements of the Company as of and for the year ended December 31, 2007, contained a separate paragraph stating that “As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.”

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is its principal executive officer, and its Chief Financial Officer, who is its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting noted in item (b) below.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based the evaluation on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this evaluation, the Company’s management is reporting the following material weaknesses as of December 31, 2007:

The Company failed to maintain effective controls over the preparation of its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions.

The Company failed to effectively plan, monitor, and carry out timely review activities of individual accounts and classes of transactions that resulted in the Company’s inability to meet is financial reporting filing deadlines with the SEC.

Because of the material weaknesses described above, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

Grant Thornton, LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on the Company’s assessment of its internal control over financial reporting. This report appears below in Item 9A (b).

(c)	Changes in Internal Control over Financial Reporting

The Company took several steps to improve its internal controls in 2007 that protect the integrity of LCC’s financial reporting. In the Company’s Annual Report for the year end December 31, 2006 on Form 10-K (the “2006 10-K”), LCC reported two material weaknesses that were self identified. In 2007 LCC took steps to remediate these two material weaknesses, one of which was completed in 2007. The overall changes are covered in item (d) below.

(d)	Remediation Efforts

In 2007, the Company remediated the two material weaknesses reported in the 2006 10-K, which were to ensure competent and timely monitoring of internal controls and to provide strict oversight to the accrual process in Algeria.

In regard to the deficiency related to monitoring, the Company utilized an experienced professional services firm and independent contractor to partner with management to execute its Internal Audit function and develop, plan, implement, and execute, testing of internal controls which occurred during 2007. This process allowed management to evaluate and assess the effectiveness of the controls. In addition the Company moved to enhance its internal control environment by creating a senior level management position overseeing Internal Audit that was filled by a qualified candidate effective January 2, 2008. These activities in respect to monitoring were not completed by December 31, 2007.

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

The Company took an additional step to enhance the internal control environment by creating a Controller position in Algeria to oversee the financial operations and monitor the effectiveness of all the controls. The position was filled by a qualified candidate in December 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
LCC International Inc. and subsidiaries

We have audited LCC International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company’s entity-level policies and procedures for monitoring the effectiveness of control activities that relate to individual accounts and classes of transactions were not effective. Specifically, there was not effective planning of the nature, timing or extent of monitoring activities or adequate resources to ensure monitoring is performed on a timely basis by personnel with sufficient expertise. As a result of this material weakness, deficiencies in the design or operation of internal control over financial reporting, including deficiencies that represent more than a remote likelihood of material misstatement in the Company’s annual or interim financial statements, may not be identified and remediated on a timely basis. Accordingly, management determined that this control deficiency constitutes a material weakness.

The Company did not maintain effective controls over the preparation of its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions. Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision and uncertain tax positions. Accordingly, management determined that this control deficiency constitutes a material weakness.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCC International, Inc. as of December 31, 2007, and the related statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2007. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 28, 2008, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 28, 2008

(c)	Changes in Internal Control over Financial Reporting

The company took several steps to improve the internal controls in 2007 that protect the integrity of LCC’s financial reporting. In the 2006 Form 10-K, LCC reported two material weaknesses that were self identified. During 2007 LCC took steps to remediate these two material weaknesses. The remediation of one material weakness was completed in 2007. The remediation steps taken relating to the Company’s internal controls over financial reporting are discussed in item (d) below.

(d)	Remediation Efforts

In 2007, the Company remediated the two material weaknesses reported in the 2006 Form 10-K, which were to ensure competent and timely monitoring of internal controls and to provide strict oversight to the accrual process in Algeria.

In regard to the deficiency related to monitoring, the Company utilized an experienced professional services firm and independent contractor to partner with management to execute its Internal Audit function and develop, plan, implement, and execute testing of internal controls, which occurred during 2007. This process allowed management to evaluate and assess the effectiveness of the controls. In addition the Company moved to enhance its internal control environment by creating a senior level management position overseeing Internal Audit that was filled effective January 2, 2008. These activities in respect to monitoring were not completed by December 31, 2007.

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

The Company took an additional step to enhance the internal control environment by creating a Controller position in Algeria to oversee the financial operations and monitor the effectiveness of all the controls. The position was filled in December 2007

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Reports of Independent Registered Public Accounting Firms.

Consolidated Statements of Operations — Years Ended December 31, 2007, 2006, and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Loss — Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005.

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

Schedule II — Valuation and Qualifying Accounts

(a)(3) None.

(b) The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 29, 2008.

LCC INTERNATIONAL, INC.

By:	/s/ Dean J. Douglas
Dean J. Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2008.

Signatures	Title

/s/ Dean J. Douglas Dean J. Douglas	President and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Salamone, Jr. Louis Salamone, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Julie A. Dobson Julie A. Dobson	Director, Chairman of the Board of Directors

/s/ Melvin L. Keating Melvin L. Keating	Director

/s/ Richard J. Lombardi Richard J. Lombardi	Director

/s/ Susan Ness Susan Ness	Director

/s/ Rajendra Singh Rajendra Singh	Director

/s/ Mark A. Slaven Mark A. Slaven	Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions		Column D	Column E
	Balance at	Charged to	Charges to	Deductions	Balance at
Column A	Beginning	Costs and	Other	and Other	End of
Description	of Period	Expenses	Accounts	Adjustments	Period
			(in thousands)

Year ended December 31, 2005
Allowance for doubtful accounts	$620	$728	$(113)	$(918)	$317
Valuation allowance for deferred taxes	13,966	—	4,056	(739)	17,283
Year ended December 31, 2006
Allowance for doubtful accounts	$317	$(20)	$(6)	$(103)	$200
Valuation allowance for deferred taxes	17,283	—	8,498	(1,322)	24,459
Year ended December 31, 2007
Allowance for doubtful accounts	$200	$111	$427	$(459)	$279
Valuation allowance for deferred taxes	24,459	—	7,348	—	31,807

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of LCC International, Inc. (the “Company”) (including the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of LCC International, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2008).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.1	Form of Class A and Class B Common Stock certificates (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
4.2	Specimen representing the Series A Convertible Preferred Stock, par value $0.01 per share, of LCC International, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2008).
10.1	1996 Directors Stock Option Plan of the Company (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.2	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 22, 1997 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.3	Amendment to 1996 Directors Stock Option Plan of the Company, dated April 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.4	Amendment to 1996 Directors Stock Option Plan of the Company, dated February 1, 2000 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2000).
10.5	Amendment to 1996 Directors Stock Option Plan of the Company, dated January 30, 2001 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.6	Amended and Restated Equity Incentive Plan of the Company (formerly the 1996 Employee Stock Option Plan), dated March 10, 2004 (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2004).
10.7	Form of Terms and Conditions and Option Grant Letter under the Company’s Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.8	1996 Employee Stock Purchase Plan of the Company, as amended May 25, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.9	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who will receive Class A Common Stock other than Mark D. Ein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.10	Form of the Company’s Directors Stock Option Plan stock option agreement for Mark D. Ein (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.11	Form of the Company’s Directors Stock Option Plan stock option agreement for directors who receive Class B Common Stock (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.12	Form of the Company’s 1996 Employee Stock Option Plan incentive stock option agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).

Exhibit
No.	Description

10.13	Form of the Company’s 1996 Employee Stock Option Plan non-incentive stock option agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.14	Form of the Company’s 1996 Employee Stock Option Plan, as amended, non-incentive stock option agreement for eligible persons who have executed grant letters on or after January 30, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2001).
10.15	Agreement between C. Thomas Faulders, III, and the Company dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2004 .
10.16	Letter dated June 16, 2003, from the Company to Julie A. Dobson (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-108575, filed with the SEC on November 5, 2003).
10.17	Letter dated June 19, 2001, from the Company to Susan Ness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2002).
10.18	Form of Indemnity Agreement between the Company and the current and former officers and directors of the Company (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.19	Intercompany Agreement dated as of September 20, 1996 among Telcom Ventures, RF Investors, L.L.C., LCC, L.L.C., the Company, Cherrywood Holdings, Inc., Rajendra Singh, Neera Singh, certain trusts for the benefit of members of the Singh family, Carlyle-LCC Investors I, L.P., Carlyle-LCC Investors II, L.P., Carlyle-LCC Investors III, L.P., Carlyle-LCC IV(E), L.P., MDLCC, L.L.C. and TC Group, L.L.C. (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.20	Registration Rights Agreement dated July 25, 1996 among the Company, RF Investors, L.L.C. and MCI Telecommunications Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on August 16, 1996).
10.21	Overhead and Administrative Services Agreement dated August 27, 1996 between the Company and Telcom Ventures, L.L.C. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.22	Agreement of Merger dated September 15, 1996 between LCC, L.L.C. and the Company (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-6067, filed with the SEC on September 20, 1996).
10.23	Consulting Agreement, dated as of December 23, 2004, by and among LCC United Kingdom and SEMAB Management Srl; Letter Agreement, dated as of December 23, 2004, by and among SEMAB Management Srl and LCC United Kingdom Limited; Letter Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited; and Compromise Agreement, dated as of December 23, 2004, by and among Carlo Baravalle and LCC United Kingdom Limited (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2004).
10.24	Stock Unit Agreement of LCC International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.25	Change in Control Severance Plan of LCC International, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005).
10.26	Letter Agreement, dated September 14, 2005, between LCC International, Inc. and Richard J. Lombardi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2005).
10.27	Employment Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

Exhibit
No.	Description

10.28	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of certain restricted stock units with respect to 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.29	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.30	Agreement, dated as of October 4, 2005, between LCC International, Inc. and Dean J. Douglas with respect to the grant of options to purchase 500,000 shares of Class A common stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.31	Amended Executive Services Agreement, dated as of October 4, 2005, between LCC International, Inc. and Tatum CFO Partners, LLP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005).
10.32	Asset Purchase Agreement, dated as of June 2, 2006, by and among Nokia Inc., LCC International, Inc. and LCC Wireless Design Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006).
10.33	Form of Loan and Security Agreement, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2006).
10.34	Employment Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.35	Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone with respect to the grant of certain restricted stock units with respect to 150,000 shares of Class A common stock pursuant to the amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.36	Agreement, dated as of April 21, 2006, between LCC International, Inc. and Louis Salamone with respect to the grant of options to purchase 400,000 shares of Class A common stock pursuant to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2006).
10.37	Investment and Registration Rights Agreement, dated as of December 22, 2006, by and between LCC International, Inc. and Detron Corporation B.V. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2007).
10.38	Investment and Registration Rights Agreement, dated as of December 22, 2006, by and between LCC international, Inc. and Excicom BVBA (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2007).
10.39	Agreement, dated as of March 9, 2007, by and between LCC Wireless Engineering Services, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 9, 2007). *The registrant has omitted certain schedules and exhibits in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
10.40	Purchase Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors set forth on the signature pages affixed thereto (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2007).
10.41	Registration Rights Agreement, dated as of April 19, 2007, by and among LCC International, Inc. and the Investors executing the Agreement and named in the Purchase Agreement (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2007).
10.42	Asset Purchase Agreement, dated as of May 29, 2007 by and between LCC International, Inc. and Wireless Facilities, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report or Form 8-K filed with the SEC on May 29, 2007). *The registrant has omitted certain schedules and exhibits in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Exhibit
No.	Description

10.43	Amended and Restated Credit Agreement, dated as of May 29, 2007 by and between LCC International, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on May 29, 2007).
10.44	Subordination Agreement, dated as of June 1, 2007, by and among LCC International, Inc., Wireless Facilities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K filed with the SEC on June 5, 2007).
10.45	Assignment Agreement, dated as of July 3, 2007, by and between LCC International, Inc. and Wireless Facilities, Inc. and SPCP Group L.L.C. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on December 12, 2007).
10.46	Promissory Note, dated as of June 1, 2007, by and between LCC International, Inc. and SPCP Group L.L.C. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on December 12, 2007).
10.47	Amendment to Registration Rights Agreement, executed as of August 2, 2007, by and among LCC International Inc., RF Investors L.L.C. and The Raj and Neera Singh Charitable Foundation, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on December 12, 2007).
10.48	Letter Agreement, dated September 29, 2007 between LCC International, Inc. and Melvin L. Keating (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2007).
10.49	First Amendment to Amended and Restated Credit Agreement and Waiver, dated November 30, 2007 by and between LCC International Inc., the parties identified therein as Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007).
10.50	Settlement Agreement, dated as of November 29, 2007, by and between LCC United Kingdom Limited and SEMAB Management SRL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007).
10.51	Letter Agreement, dated November 28, 2007, between LCC International, Inc. and Mark A. Slaven (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008).
10.52	Exchange and Settlement Agreement, dated as of December 27, 2007, among LCC International, Inc. and the investors listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2008).
10.53	Second Amendment to Amended and Restated Credit Agreement and Waiver, dated as of February 19, 2008, by and among LCC International, Inc., the parties identified therein as Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2008).
21.1	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.