Form 10-K/A
period 2007-12-31
LCC INTERNATIONAL INC
filed 2008-04-30
CIK 1016229

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

See Explanatory Note below.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K to amend Items 10 through 14 of Part III of this Annual Report on Form 10-K to include the information required by such items, because the Registrant’s definitive proxy statement will not be filed before April 29, 2008 (i.e., within 120 days after the end of Registrant’s 2007 fiscal year) pursuant to Regulation 14A. Certain portions of the Registrant’s definitive proxy statement were initially incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K. The information contained in this Form 10-K/A has not been updated either to reflect events and circumstances occurring since its original filing or to modify or update those disclosures affected by subsequent events. Such matters will be addressed in subsequent reports filed with the Commission.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

The following items of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are hereby amended. Each such item is set forth in its entirety as amended.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information with respect to the members of the board of directors, who serve until the next annual meeting of stockholders and until his or her successor is elected and qualified or until such director’s earlier death, resignation or removal.

Name	Age	Position	Director Since

Julie A. Dobson	51	Chairperson of the Board of Directors	2003
Dean J. Douglas	50	Director	2005
Melvin L. Keating	61	Director	2007
Richard J. Lombardi	66	Director	2005
Susan Ness	59	Director	2001
Dr. Rajendra Singh	53	Director	1983
Mark A. Slaven	51	Director	2007

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

Melvin L. Keating has been a director since October 2007 and serves on our audit committee and as Chairperson of our compensation committee. He has been President and Chief Executive Officer of Alliance Semiconductor Corp, a worldwide manufacturer and seller of semiconductors, since October 2005. From April 2004 to September 2005, Mr. Keating served as Executive Vice President, Chief Financial Officer and Treasurer of Quovadx Inc., a healthcare software company. Mr. Keating was employed as a Strategy Consultant for Warburg Pincus Equity Partners, from 1997 to 2004, providing acquisition and investment target analysis and transactional advice while also serving on the board of directors and chairing the audit committee of Price Legacy, a public REIT he created with Warburg’s investment. Mr. Keating also was President and Chief Executive Officer of Sunbelt Management Company, a private, European-owned real estate development firm, from 1995 to 1997. From 1986 to 1995, Mr. Keating was Senior Vice President — Financial Administration of Olympia & York Companies/Reichmann International, responsible for joint ventures, financial reporting and acquisitions. Mr. Keating serves on the board of directors, and as a member of the audit committee, of Kitty Hawk Inc., a holding company of freight services companies.

Richard J. Lombardi has been a director since September 2005 and is the Chairperson of our audit committee and a member of our nominating and corporate governance committee. From 1998 to present, Mr. Lombardi has been a self-employed consultant providing services for various telecommunications entities, such as AT&T and NetCom Solutions. Mr. Lombardi was president of AT&T Government Markets, a company that engages in government contracts for network integration capabilities, professional services and advanced technologies, from 1993 to 1997. In addition to having been President of AT&T Government Markets, Mr. Lombardi was Vice President of AT&T Federal Systems and Vice President of the AT&T Southern Region from 1988-1993 and 1985 to 1988, respectively. Mr. Lombardi also served as a director and Chairperson of the audit and operations committee at NetCom Solutions International, Inc., a network services and logistics integration company, from 1998 to 2004. Mr. Lombardi has served on the executive committee of the Computer & Communications Industry Association, a nonprofit membership organization for companies in the computer, Internet, information technology and telecommunications industries, including serving one year as its chairperson, since 1995.

Susan Ness has been a director since June 2001 and is the Chairperson of our nominating and governance committee and a member of our audit committee. Since 2001, Ms. Ness has been a business consultant to communication companies. From 2005-2007, she was CEO of GreenStone Media, a company that produced and syndicated audio programming on multiple distribution platforms. She was Distinguished Visiting Professor of Communication at the Annenberg School for Communication (University of Pennsylvania) and Director of Information and Society of the Annenberg Policy Center for the 2001-2002 academic year. Ms. Ness was a commissioner of the Federal Communications Commission from 1994 until 2001. During her tenure with the Federal Communications Commission, Ms. Ness focused extensively on spectrum matters, both domestically and globally, including serving as the Federal Communications Commission’s senior representative to three world radio communications conferences. Prior to joining the Federal Communications Commission, Ms. Ness was a Vice President of American Security Bank, a full-service bank located in Washington, DC, and was the group head for lending to communications companies. She also was assistant general counsel to the Banking, Currency and Housing Committee of the United States House of Representatives during the mid-1970s. In May 2003, Ms. Ness became a director of Adelphia Communications Corporation, a cable media company which had previously filed for bankruptcy in June 2002. The assets of the company have been sold and the board dissolved.

Dr. Rajendra Singh is a co-founder of our Company and has been a director since our Company’s inception in 1983. Dr. Singh was our President from our formation in 1983 until September 1994, was Chief Executive Officer from January 1994 until January 1995, and was treasurer from January 1994 until January 1996. Dr. Singh was co-Chairperson of our board of directors from January 1995 until September 1996 and was the Chairperson of our board of directors, interim President and Chief Executive Officer from October 1998 to May 1999. Since leaving his position as an officer with the Company, Mr. Singh has concentrated on managing his investments and other assets. Dr. Singh is also the principal owner of Cherrywood Holdings, Inc. (“Cherrywood”), an investment company in wireless service and technology. From 1994 to present, Dr. Singh has been co-chair of the members committee of Telcom Ventures, L.L.C. (“Telcom Ventures”), an investment firm specializing in wireless service providers and emerging wireless technologies, as well as RF Investors, an investment company in wireless service and technology. In addition, Dr. Singh established, developed and directed APPEX, Inc., a billing services firm sold to Electronic Data Systems in October 1990. Dr. Singh is married to Neera Singh, a former director and former executive officer of our Company.

Mark A. Slaven has been a director since December 2007 and serves on our compensation committee and our nominating and corporate governance committee. He served as the Executive Vice President, Chief Financial Officer and Treasurer of Cross Match Technologies, Inc. (“Cross Match”) from August 2006 until January 2008. He served as the Senior Vice President, Chief Financial Officer and Treasurer of Cross Match from October 2005 until August 2006. From October 2004 until August 2005, Mr. Slaven served as Chief Financial Officer of Spectrasite Communications, Inc., a North American wireless communications site operator. In June 1997, Mr. Slaven joined 3Com Corporation, a networking solution provider, where he served as a Vice President until June 2002, at which time he was promoted to Chief Financial Officer and served in such capacity until August 2004. Prior to that time, he held a variety of senior financial management positions at Lexmark International, Inc. and International Business Machines Corporation. He also practiced as an engineer with General Dynamics Corporation.

Executive Officers

Set forth below are the names, ages, titles, principal occupation and certain biographical information as of March 28, 2008 concerning the Company’s executive officers.

Name	Age	Position

Dean J. Douglas	51	President and Chief Executive Officer
Louis Salamone, Jr.	61	Executive Vice President, Chief Financial Officer and Treasurer
Peter A. Deliso	47	Senior Vice President New Ventures, General Counsel and Secretary
Kenneth M. Young	44	Senior Vice President, Chief Marketing Officer, and President of Americas

Dean J. Douglas has served as the President and Chief Executive Officer of the Company since October 4, 2005. From 2002 to October 2005 Mr. Douglas served as Vice President, Communications and Distribution Sectors, IBM Global Services, a business segment of IBM. In that position, Mr. Douglas was responsible for the outsourcing, out-tasking and business transformation services businesses for the telecommunications industry in the Americas, where his clients included most of the major telecommunications carriers. From 2000 to 2002, Mr. Douglas served as the General Manager, Wireless Services of IBM Global Services. Prior to joining IBM in 2000, Mr. Douglas served in various capacities in the Cellular Infrastructure Group and the Land Mobile Products Sector of Motorola, as well as General Manager of Motorola’s Invisix joint venture with Cisco Systems, Inc.

Louis Salamone, Jr. has served as Senior Vice President, Chief Financial Officer and Treasurer since May 15, 2006. He was promoted by the board of directors to Executive Vice President, Chief Financial Officer, Treasurer effective January 1, 2007. Mr. Salamone served as Senior Vice President and Chief Financial Officer of Global eXchange Services (“GXS”), a provider of business-to-business integration, synchronization and collaboration solutions from December 2004 until May 2006. Prior thereto, Mr. Salamone served as Senior Vice President and Chief Financial Officer of US internetworking (“USi”), a leading Application Service Provider (“ASP”), from May 2002 to November 2004. He joined USi following the merger of Interpath Communications, Inc. (“Interpath”), another leading ASP, and USi, both of which were controlled by Bain Capital, as part of USi’s emergence from bankruptcy in May of 2002. Mr. Salamone served as executive vice president and chief financial officer of Interpath from November of 2000 until its merger with USi in May 2002. Prior to joining Interpath, Mr. Salamone was Executive Vice President and Chief Financial Officer and a member of the board of directors from March 1996 to June 2000 of Applied Graphics Technologies, Inc., a multinational leader in providing a broad range of graphics and media related services to the advertising and entertainment industries, as well as directly to advertisers and media companies. From 1993 to 1996, Mr. Salamone served as Senior Vice President and Chief Financial Officer of Nextel Communications, Inc., a leading provider of wireless communications services. Mr. Salamone began his career with Deloitte + Touche (“Deloitte”) in 1968 where he was a partner. While with Deloitte he served in various leadership capacities, including Partner in Charge of the New York Metro Region middle market practice and was a leader in the firm’s High Technology practice.

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

Kenneth M. Young has served as Senior Vice President and Chief Marketing Officer and President of Americas since July 2007 and as Senior Vice President and Chief Marketing Officer from May 2006 to July 2007. From May 2004 to May 2006, Mr. Young served as Chief Operating Officer for Liberty Media’s Connected mobile content subsidiary as well as Senior Vice President and Chief Marketing Officer of Liberty Media’s True Position location based services organization. Before joining Liberty Media, Mr. Young spent over 16 years with the now AT&T corporation and held senior management positions with Cingular Wireless, SBC Wireless, and Southwestern Bell Telephone operations. During his tenure with SBC, Mr. Young led various marketing, sales, business development and P&L operations focused on consumer and enterprise markets.

Corporate Governance and Related Matters

Our board of directors and audit committee have implemented a number of corporate governance measures designed to serve the long-term interests of our stockholders and employees. The corporate governance measures comply with rules adopted by The NASDAQ Stock Market and the Securities and Exchange Commission, or the SEC. Our board will continue to evaluate, and improve upon as appropriate, our corporate governance principles and policies. Set forth below are several of the corporate governance initiatives adopted by our board of directors and audit committee to assure that we are governed by the highest standards.

Corporate Standards of Conduct.  Our board of directors and audit committee have adopted the Company’s Corporate Standards of Conduct, or the Policy. The Policy is a code of conduct and ethics applicable to every director, officer and employee of our Company and sets forth our policies and expectations on a number of topics, including conflicts of interest, relationships with others, corporate payments, disclosure policy, compliance with laws, corporate opportunities and the protection and proper use of our assets. We have also established formal procedures for receiving and handling complaints for violations of the Corporate Standards of Conduct, violations of laws, regulations, rules and violations regarding accounting, auditing and internal controls matters. In addition to reporting violations through management and the Company’s human resources department, employees or others can report concerns on an anonymous basis by e-mailing or writing to our general counsel or to the Audit Committee Chair at the addresses provided on our internal website. Any concerns regarding accounting or auditing matters so reported will be communicated to our audit committee.

Director Independence.  The board of directors has affirmatively determined that, with the exception of Mr. Douglas and Mr. Singh, all our current directors are “independent directors” as that term is defined in the listing standards of The NASDAQ Stock Market.

Audit Committee Independence and Financial Expertise.  In addition to meeting The NASDAQ Stock Market’s tests for director independence, all members of the audit committee must meet additional independence requirements. Our board of directors has determined that each of the current members of our audit committee meets these additional independence requirements. Our board has determined that Ms. Dobson and Mr. Keating each qualify as an “audit committee financial expert” within the meaning of the SEC Item 407 of Regulation S-K, and that all of the members of our audit committee are “independent” as that term is used in the SEC rules. The audit committee’s responsibilities are described in a written charter adopted by our board of directors and include the responsibility of selecting our registered independent public accountants, examining and considering matters relating to our financial affairs and reviewing our financial releases and interim and annual financial statements, reviewing the scope of the independent annual audit and internal audits and the independent auditors’ letter to management concerning the effectiveness of our internal financial and accounting controls, and approving guidelines for the hiring of former employees of the independent auditors.

Nominating and Corporate Governance Committee.  The nominating and corporate governance committee is charged with identifying individuals qualified to become board members, recommending to the board the director nominees for the next annual meeting of stockholders, recommending to the board desired changes to the size and composition of the board, considering from time to time the board committee structure and makeup and recommending to the board retirement policies and procedures affecting board members. The committee also takes a leadership role with respect to our corporate governance practices. Each member of this committee is an “independent director” as defined in the listing standards of The NASDAQ Stock Market.

The nominating and corporate governance committee charter sets forth certain criteria for the committee to consider in evaluating potential director nominees. The charter provides that the committee, in selecting nominees, should assess the nominee’s qualifications as independent, as well as his or her knowledge, perspective, skills, broad business judgment and leadership, relevant industry or regulatory affairs knowledge, business creativity and vision, experience, age and diversity.

Our nominating and corporate governance committee relies primarily on recommendations from members of the board and management to identify director nominee candidates. The committee may retain search firms to assist in identifying suitable candidates. The committee also will consider timely written suggestions from stockholders. Stockholders wishing to suggest a candidate for director nomination for the 2009 annual meeting should mail their suggestions to LCC International, Inc., 7900 Westpark Drive, Suite A-315, McLean, Virginia 22102, Attn: Secretary. Suggestions must be received by our secretary no later than the date designated for receipt of stockholders’ proposals in a prior public disclosure made by us. If there has been no such prior public disclosure, then a stockholder’s notice must be delivered, or mailed and received, not less than 60 days nor more than 90 days prior to the annual meeting; provided, however, that in the event that less than 70 days’ notice of the date of the annual meeting is given to stockholders or prior public disclosure of the date of the meeting is made, notice by the stockholder must be received no later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. Director nominee candidates recommended by our stockholders are evaluated in the same manner in which candidates recommended by other sources are evaluated. In addition, pursuant to our amended and restated bylaws, stockholders eligible to vote at the annual meeting may also make nominations for directors if such nominations are made pursuant to timely notice, as specified above, in writing to our secretary and include certain information concerning the nominating stockholder and each person the stockholder proposes to nominate for election, as detailed in Section 3.4 of our amended and restated bylaws (dated July 23, 1996).

Compensation Committee.  Each member of our compensation committee (referred to herein as the “compensation committee”) is an “independent director” within the meaning of the listing standards of The NASDAQ Stock Market. The compensation committee has overall responsibility for approving and evaluating our compensation plans, policies and programs, including administering our stock incentive plans. The compensation committee considers and makes recommendations to our board of directors with respect to programs for human resource development and management organization and succession, approves changes in senior executive compensation and considers and makes recommendations to our board of directors with respect to general compensation matters and policies. Additional information about this committee can be found under the heading “Compensation Discussion and Analysis” below.

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

Availability of the Policy and Committee Charters.  The written charters governing the audit committee, the nominating and corporate governance committee and the compensation committee, as well as the Policy, are posted on the corporate governance page of our website at http://www.lcc.com. You may also obtain a copy of any of these documents without charge by writing to LCC International, Inc., 7900 Westpark Drive, Suite A-315, McLean, Virginia 22102, Attn: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers, directors and persons who own more than 10% of our class A common stock file with the SEC reports about their ownership of our class A common stock. The reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. Except as noted below, based solely on our review of the copies of such reports furnished to us by our directors and officers during and with respect to the year 2007 or upon written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied timely, except that one Form 4 reporting a transaction by Mr. Baravalle was filed late.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information regarding the compensation policies and programs in place for our principal executive officer, our principal financial officer and the other highest paid executive officers of the Company who were serving as executive officers as of December 31, 2007 (collectively, our “NEOs”). It includes, among other things, the overall objectives of our compensation program and each element of compensation that we provide.

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

Elements of Compensation

For the fiscal year ended December 31, 2007, NEO compensation consisted on base salary and long-term equity awards granted in prior years. We made no grants of long-term equity awards in 2007 and did not adopt a bonus plan in 2007. Therefore, no annual incentive cash compensation was paid to or accrued by any of our NEOs for 2007.

The compensation committee considers these elements in the aggregate in determining the total compensation to be paid to our NEOs for a given year.

•	Base salary;

•	Long-term equity awards;

•	Annual incentive cash compensation; and

•	Post-termination compensation.

Base Salary

We provide the NEOs with a base salary that we believe is competitive and compensates them for services rendered during the year. In addition, as discussed below, in prior years we have granted an annual incentive award to each NEO based on a percentage of the NEO’s base salary.

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

Long-Term Equity Participation

Historically, we have granted equity awards, in the form of both performance-based and service-based stock options and service-based restricted stock units, to our NEOs pursuant to our Equity Incentive Plan. In recent years, the compensation committee determined that the majority of the awards made to our NEOs under the Equity Incentive Plan should be in the form of performance-based options so that our NEO’s interests are closely aligned with those of our stockholders. To that end, of the approximately 3,387,000 shares outstanding under our Equity Incentive Plan, approximately 2,195,000 are based on performance criteria.

The amount of equity compensation that is provided to each NEO in a given year is generally determined by reference to the number of shares remaining available for issuance under the Equity Incentive Plan, the trading price of a share of our common stock, the potential trading price of share of our common stock considering our future business plans and the potential proceeds from equity ownership our NEO’s could realize. In addition, we have begun to grant equity awards to key employees based upon this same methodology, adjusted to reflect the appreciation in share price. The Compensation Committee did not make any grants or awards to NEOs under the Equity Incentive Plan during 2007.

Annual Incentive Cash Compensation

In prior years our NEOs have participated in an annual executive bonus plan. Pursuant to these executive bonus plans, the NEO may receive a cash bonus if performance targets for the applicable year are met. The performance targets were established by the compensation committee at the beginning of each year. After reviewing the 2006 financial performance and in view of developments in the business in 2007, the Compensation Committee determined not to implement an annual executive bonus plan in 2007.

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

The severance arrangements for Messrs. Douglas and Salamone are set forth in their employment agreements with the Company. The compensation committee believes these severance arrangements are an important part of overall compensation for Messrs. Douglas and Salamone as they provide reasonable protection of their expectations in joining the Company, specifically with respect to their equity incentive grants. The severance arrangements for Mr. Deliso are set forth in the Company’s Change in Control Severance Plan. The severance arrangements for Mr. Baravalle are set forth in a Settlement Agreement entered into on November 29, 2007 by LCC UK Limited, a subsidiary of the Company (“LCC UK”), and SEMAB Management Srl, a private limited liability company controlled by Mr. Baravalle (“SEMAB”). Pursuant to the Settlement Agreement, Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific; effective November 29, 2007 he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle East. Under the Settlement Agreement, Mr. Baravalle was paid his regular monthly fees through April 5, 2008, at which point he received a lump sum payment of €228,000. See “Certain Transactions with Carlo Baravalle” below

Additional information regarding these post-termination agreements, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on December 31, 2007, is found under the heading “Potential Payments upon Termination or Change of Control.”

The compensation committee also believes that these arrangements are important as a recruitment and retention device as all or nearly all of the companies with which the Company competes for talented executives have similar agreements in place for their NEOs.

Compensation Deductibility Policy

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, no deduction is allowed for annual compensation in excess of $1,000,000 paid by a publicly-traded company to its chief executive officer and the four other most highly compensated officers. Under those provisions, however, there is no limitation on the deductibility of “qualified performance-based compensation.” In general, our policy has been, and will continue to be, to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery and compensation to our executive officers.

COMPENSATION COMMITTEE REPORT

The compensation committee, which is composed solely of independent members of the board of directors, assists the board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of our executive officers. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Melvin L. Keating (Chairperson)

Julie A. Dobson

Mark A. Slaven

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

Employment Agreement with Mr. Douglas and Mr. Salamone

Severance Payments

We entered into employment agreements with Mr. Douglas on October 4, 2005 and Mr. Salamone on April 21, 2006. These agreements provide for severance and change in control payments as follows:

•	Death or Disability. If the executive’s employment is terminated by reason of his death or disability, he will be entitled to receive any earned and unpaid salary, earned and unpaid benefits (such as accrued but unused vacation), and prior years’ bonuses earned but not yet paid;

•	Non-Renewal. If the executive’s employment is terminated due to his election not to renew the employment agreement or by our election not to renew the agreement at any time after his 66th birthday, the executive will be entitled to earned and unpaid salary, earned and unpaid benefits, prior years’ bonuses earned but not yet paid, and any earned bonus for his final year of employment;

•	Cause, Without Good Reason. If the executive’s employment is terminated by us for “cause,” or by the executive without “good reason,” the executive is entitled to receive any earned and unpaid salary and benefits, but not any bonuses.

•	as used in the employment agreements, “cause” means (i) the executive’s committing a felony or act of fraud or neglect; (ii) the continuing failure of the executive to perform his duties; (iii) any material violation of a published Company policy; (iv) any material violation of the non-competition, non-solicitation, non-disclosure and assignment of inventions covenants contained in the employment agreement; or (v) the executive’s material breach of his employment agreement.

•	as used in the employment agreements, “good reason” means (i) a material reduction of the executive’s authority, duties and responsibilities; (ii) a reduction in the executive’s annual salary, except in connection with a reduction in compensation generally applicable to senior management, provided that for Mr. Salamone, such a reduction may not exceed 15% of his base salary as established on April 21, 2006; (iii) the Company’s material and willful breach of the employment agreement; and (iv) in the case of Mr. Douglas, (A) a requirement that his work location be moved more than 50 miles from McLean, Virginia, or (B) the failure of the Company to obtain the assumption of Mr. Douglas’ employment agreement by its successor.

•	Without Cause, For Good Reason. If the executive’s employment is terminated by us without cause, or by the executive for good reason, the executive is entitled to receive:

•	any earned and unpaid salary and benefits;

•	prior years’ bonuses earned but not yet paid; and

•	a severance payment equal to, in the case of Mr. Douglas, 1.5 times, and in the case of Mr. Salamone, one time, the sum of his annual salary in effect on the day of termination and his target bonus for the calendar year in which the termination of his employment occurs or, if no target bonus for the year of termination has been set on or prior to the termination of his employment, the target bonus for the prior year.

•	Without Cause or For Good Reason in Change in Control Period. If the executive’s employment is terminated by us without cause, in the case of Mr. Douglas within 3 months prior to or 18 months following a

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

Acceleration of Certain Equity Grants

In addition to the above severance arrangements, pursuant to the employment agreements, (i) Mr. Douglas was granted 500,000 restricted stock units and options to purchase 1,000,000 shares of our common stock, and (ii) Mr. Salamone was granted 150,000 restricted stock units and options to purchase 400,000 shares of our common stock. The executive’s employment agreement provides for accelerated vesting of such equity awards in the following circumstances:

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

Summary of Payments

The following is a summary of the estimated payments Mr. Douglas would have received in connection with a termination of employment. The summary below assumes that (i) Mr. Douglas was terminated on December 31, 2007, (ii) our stock price was equal to $1.80, the closing market price of our stock on December 31, 2007, and (iii) upon termination of employment he had been fully paid all earned salary and prior years’ bonuses.

	Bonus for			Acceleration of
	Final Year of			Equity Awards	Tax Gross
	Employment	Severance	Benefits	(intrinsic value)	Up Payments	Total

Death or Disability	—	—	$43,269	$599,998	—	$643,267
Non-Renewal of Agreement prior to 66th Birthday	—	—	$43,269	—	—	$43,269
Termination without Cause or for Good Reason	—	$1,125,000	$43,269	$599,998	—	$1,768,267
Termination without Cause or For Good Reason during Change in Control Period	—	$1,500,000	$46,561	—	$539,429	$3,127,223

Assumes Mr. Douglas worked until December 31, 2007.

The following is a summary of the estimated payments Mr. Salamone would have received in connection with a termination of employment. The summary below assumes that (i) Mr. Salamone was terminated on December 31, 2007, (ii) our stock price was equal to $1.80, the closing market price of our stock on December 31, 2007, and (iii) upon termination of employment he had been fully paid all earned salary and prior years’ bonuses.

	Bonus for			Acceleration of
	Final Year of			Equity Awards	Tax Gross
	Employment	Severance	Benefits	(intrinsic value)	Up Payments	Total

Death or Disability	—	—	$34,327	$180,000	—	$214,327
Non-Renewal of Agreement prior to 66th Birthday	—	—	$34,327	—	—	$34,327
Termination without Cause or for Good Reason	—	$612,500	$34,327	—	—	$646,827
Termination without Cause or For Good Reason during Change in Control Period	—	$918,750	$34,327	—	$524,690	$1,477,767

LCC International, Inc. Change in Control Severance Plan

On June 15, 2005, we adopted the LCC International, Inc. Change in Control Severance Plan (the “Change in Control Plan”). The plan provides that the compensation committee will designate those employees who will participate in the Change in Control Plan. The compensation committee has designated Peter A. Deliso as a participant in the plan. In the future, the compensation committee may designate additional participants in the Change in Control Plan.

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

The following is a summary of the estimated payments Mr. Deliso would have received in connection with an involuntary termination of employment. The summary below assumes that (i) the executive was terminated on December 31, 2007, (ii) our stock price was equal to $1.80, the closing market price of our stock on December 31, 2007, the last trading day of 2007, and (iii) upon termination of employment the executive was not entitled to accrued but unpaid compensation. The tax gross up payments include the amounts attributable to the acceleration of equity awards under the Equity Incentive Plans described below.

	Pro-Rata Bonus	COBRA Premiums	Severance	Tax Gross Up	Total

Peter A. Deliso	—	$21,479	$450,000	$213,717	$685,196

Awards Granted under the Equity Incentive Plan

Generally, the award agreements covering options and restricted stock units (“RSUs”) granted to our NEOs pursuant to our Equity Incentive Plans provide that unvested options and RSUs vest in full upon a change in control of our Company or our Equity Incentive Plan gives the Company the discretion to accelerate the vesting of such awards. As noted above, the option and RSU agreements that Messrs. Douglas and Salamone entered into in connection with their employment agreements provide for different treatment of their options and RSUs in connection with a change in control. As of December 31, 2007, neither Mr. Douglas nor Mr. Salamone held any options or RSUs other than those granted to them pursuant to their employment agreements.

The following is a summary of the payments our NEOs, other than Mr. Douglas and Mr. Salamone, would receive in connection with the acceleration of their equity awards upon a change in control of the Company.

	Acceleration of Options	Acceleration of RSUs	Total

Peter A. Deliso	$—	$195,001	$195,001
Kenneth M. Young	$—	$—	$—

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2007.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
		Salary	Bonus		Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)(1)		($)(2)	($)(3)	(4)	($)(5)		($)

Dean J. Douglas	2007	375,000	—		226,217	378,459	—	7,517		987,193
President and Chief	2006	375,000	381,250	(6)	193,426	216,065	—	31,986	(7)	1,197,727
Executive Officer
Louis Salamone Jr.(8)	2007	350,000	—		102,075	234,425	—	43,603		730,103
Executive Vice President,	2006	220,076	164,063		61,144	104,348	—	28,265	(9)	577,896
Chief Financial Officer,
and Treasurer
Carlo Baravalle(10)	2007	671,642	—		85,593	189,764	330,676	—		1,277,675
Former Executive Vice	2006	599,138	—		61,167	132,972	223,363	—		1,016,640
President, Europe, Middle-East, Africa and Asia-Pacific
Peter A. Deliso	2007	300,000	—		85,593	—	—	7,277		392,870
Senior Vice President New	2006	300,000	150,000		61,167	4,528	—	6,977		522,672
Ventures, General Counsel
and Secretary
Kenneth M. Young(11)	2007	260,000	—		—	92,168	—	1,925		354,093
Senior Vice President,	2006	163,485	156,249	(12)	—	37,505	—	11,460		368,699
Chief Marketing Officer
and President of Americas

(1)	Represents discretionary bonuses awarded to the named executive officers under the 2006 Executive Bonus Plan.

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R) for awards of restricted stock units, or RSUs, under the Company’s Equity Incentive Plan for the fiscal years ended December 31, 2006 and 2007. Assumptions used in the calculations of these amounts are included in Note 14, Equity Incentive Plans, in the Company’s consolidated financial statements.

(3)	Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R) for awards of stock options under the Company’s Equity Incentive Plan for the fiscal years ended December 31, 2006 and 2007. Assumptions used in the calculations of these amounts are included in Note 14, Equity Incentive Plans, in the Company’s consolidated financial statements.

(4)	Reflects an annual cash incentive award of $223,363 paid to Mr. Baravalle in 2006 for 2005 performance, and an annual cash incentive award of $374,462 earned by Mr. Baravalle under the 2006 Executive Bonus Plan. Of this amount $330,676 was paid in December 2007 and the remaining $43,786 was paid in February 2008.

(5)	This column includes (i) 401(k) matching contributions under the LCC International, Inc. 401(k) and Profit Sharing Plan for 2007 and 2006, respectively, as follows: Mr. Douglas — $6,600 and $1,219, Mr. Salamone — $6,600 and $875, Mr. Deliso — $6,600 and $6,300, and for Mr. Young $1,625 (2007); (ii) premiums on term life insurance for 2007 and 2006, respectively, as follows: Mr. Douglas — $690 and $450, Mr. Salamone — $1,980 and $1,238, Mr. Deliso — $450 and $450, Mr. Young — $300 and $188; (iii) long term disability premiums for 2007 and 2006, respectively, as follows: Mr. Douglas — $227 and $227, Mr. Deliso — $227 and $227 and Mr. Salamone — $227 (2007).

(6)	In addition to Mr. Douglas’ discretionary bonus, includes the $100,000 second and final installment of a $175,000 signing bonus payable under Mr. Douglas’ October 4, 2005 employment agreement.

(7)	In addition to the amounts set forth in note 5 above, amount includes $30,090 paid to Mr. Douglas for relocation expenses pursuant to the terms of his employment agreement.

(8)	Mr. Salamone was hired as the Company’s Senior Vice President and Chief Financial Officer on April 21, 2006, commenced employment on May 15, 2006 and was promoted to Executive Vice President, Chief Financial Officer and Treasurer on January 1, 2007.

(9)	In addition to the amounts set forth in note 5 above, amount includes a monthly housing allowance of $2,300 paid to Mr. Salamone from May 15, 2006 through the end of December 2006 and during 2007 and travel reimbursements in the amount of $11,200 and $7,196, in 2006 and 2007, respectively.

(10)	Mr. Baravalle provides services to the Company as a consultant pursuant to a consulting agreement by and between LCC United Kingdom, Ltd. (“LCC UK”) and SEMAB Management Srl., a consulting company owned by Mr. Baravalle and other members of his family. The Company pays Mr. Baravalle a flat consulting fee. Mr. Baravalle does not participate in the Company’s benefit plans other than the Equity Incentive Plan and the Executive Bonus Plan. Mr. Baravalle’s compensation is paid in Euros. The exchange rate used to determine the U.S. dollar equivalent of Mr. Baravalle’s compensation was 1.3139 U.S. dollars per Euro and 1.4729 U.S. dollars per euro in 2006 and 2007, respectively. Effective November 29, 2007, Mr. Baravalle ceased to serve as Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and assumed the role of Senior Advisor to the Chief Executive Officer.

(11)	Mr. Young was hired as the Company’s Senior Vice President and Chief Marketing Officer on May 15, 2006 and, effective as of July 2007, serves as Senior Vice President, Chief Marketing Officer and President of the Americas.

(12)	In addition to Mr. Young’s discretionary bonus, includes a $75,000 signing bonus paid to Mr. Young upon his commencement of employment on May 15, 2006.

GRANTS OF PLAN-BASED AWARDS FOR 2007

There were no grants of Plan-based awards for 2007 to any NEOs.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
										Equity
			Equity Incentive							Incentive Plan
			Plan Awards:							Awards:	Equity Incentive
	Number of	Number of	Number of							Number of	Plan Awards:
	Securities	Securities	Securities				Number of		Market Value	Unearned	Market or Payout
	Underlying	Underlying	Underlying				Shares or Units		of Shares or	Shares, Units	Value of Unearned
	Unexercised	Unexercised	Unexercised		Option		of Stock That		Units of Stock	or Other Rights	Shares, Units or
	Options	Options	Unearned		Exercise	Option	Have Not		That Have Not	That Have Not	Other Rights That
	(#)	(#)	Options		Price	Expiration	Vested		Vested	Vested	Have Not Vested
Name	Exercisable	Unexercisable	(#)		($)	Date	(#)		($)(1)	(#)	($)

Dean J. Douglas	—	—	—		—	—	166,667	(2)	300,001	—	—
	250,000		750,000	(3)	2.49	10/04/2015	—		—	—	—
Louis Salamone, Jr.	—	—	—		—	—	75,000	(4)	135,000	—	—
	100,000	—	300,000	(5)	3.75	04/21/2016	—		—	—	—
Carlo Baravalle	—	—	—		—	—	16,667	(6)	30,001	—	—
	—	—	—		—	—	50,000	(7)	67,500	—	—
	100,000	—	—		5.64	04/24/2011	—		—	—	—
	6,667	—	—		2.12	06/06/2012	—		—	—	—
	16,667	—	—		2.38	02/05/2013	—		—	—	—
	30,000		—		5.84	03/25/2014	—		—	—	—
	100,000	—	300,000	(9)	3.26	01/03/2016	—		—	—	—
Peter A. Deliso	—	—	—		—	—	16,667	(10)	30,001	—	—
	—	—	—		—	—	37,500	(11)	67,500	—	—
	25,000	—	—		5.00	02/10/2009	—		—	—	—
	11,250		—		5.84	03/25/2014	—		—	—	—
	6,667	—	—		2.38	02/05/2013	—		—	—	—
	2,834	—	—		2.12	06/06/2012	—		—	—	—
Kenneth M. Young	43,750	—	131,250	(13)	3.31	05/16/2016	—		—	—	—

(1)	Market value calculated by multiplying the closing market price of the Company’s common stock on December 31, 2007, or $1.80, by the number of shares or units of stock.

(2)	Mr. Douglas’ unvested RSUs will vest on October 4, 2008.

(3)	Mr. Douglas’ options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the final 25%). The 20-day average closing price per share equaled or exceeded $4.00 on February 2, 2007.

(4)	Mr. Salamone’s unvested RSUs will vest in 50% increments on each of April 21, 2008 and 2009.

(5)	Mr. Salamone’s options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the final 25%). The 20-day average closing price per share equaled or exceeded $4.00 on February 2, 2007.

(6)	Mr. Baravalle’s unvested RSUs will vest on June 15, 2008.

(7)	One-half of Mr. Baravalle’s unvested RSUs will vest on each of April 10, 2008 and 2009.

(9)	Mr. Baravalle’s options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.25 (as to the first 25%), $6.00 (as to the second 25%), $7.50 (as to the third 25%) and $9.00 (as to the final 25%). The 20-day average closing price per share equaled or exceeded $4.25 on July 13, 2007.

(11)	One-half of Mr. Deliso’s unvested RSUs will vest on each of April 10, 2008 and 2009.

(13)	Mr. Young’s options vest as to 25% of the total amount of options granted if and when the 20-day average closing price per share of the common stock at any time equals or exceeds the following amounts (to be adjusted for stock splits and reverse stock splits): $4.00 (as to the first 25%), $5.75 (as to the second 25%), $7.25 (as to the third 25%) and $9.00 (as to the fourth 25%). The 20-day average closing price per share equaled or exceeded $4.25 on July 13, 2007.

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(1)

Dean J. Douglas	—	—	166,666	644,997
Louis Salamone, Jr.	—	—	—	—
Carlo Baravalle	—	—	—	—
Peter A. Deliso	—	—	16,666	64,497
Kenneth M. Young	—	—	—	—

(1)	Value realized calculated by multiplying the number of shares or units by the market price of the Company’s common stock on the vesting date.

DIRECTOR COMPENSATION

Our standard compensation arrangement for our directors during 2007 was:

•	an annual board service fee of $30,000;

•	meeting fees of $1,000 for each meeting of the board of directors attended;

•	$1,000 for each committee meeting attended;

•	an annual committee service fee of $2,000 for each committee on which a director serves, with an additional annual fee of $3,000 for any committee which a director chairs; and

•	an annual grant of options to purchase 10,000 shares of our class A common stock, which typically vest in one-third increments on each of the first three anniversaries of the grant date.

Ms. Dobson, our chairperson of the board of directors, receives the fees described, however, her annual board service fee is $50,000 (in lieu of $30,000).

	Fees Earned or	Option
	Paid in Cash	Awards(1)(2)	Total
Name	($)	($)	($)

Julie Dobson	86,000	16,792	102,792
Mark Ein(3)	47,693	7,685	55,378
Susan Ness	73,000	8,113	81,113
Dr. Raj Singh(4)	—	7,411	7,411
Neera Singh(4)	—	8,113	8,113
Melvin Keating	13,250	575	575
Richard Lombardi	65,000	6,497	71,497
Mark Slaven(5)	—	429	429
Dean J. Douglas(6)	—	—	—

(1)	Includes fees earned in 2006 and paid in 2007 as well as all fees earned in 2007 and paid in 2007.

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R), other than any estimates relating to forfeitures, for the fiscal year ended December 31, 2007. The full grant date fair value of each option grant made in 2007, computed in accordance with SFAS No. 123(R), was $1.54 for Mr. Keating’s October 24, 2007 grant of 2,050 options and $0.92 for the remainder of the director grants, all made December 26, 2007. Assumptions used in the calculations of these amounts are included in Note 13, Equity Incentive Plans, in the Company’s consolidated financial statements. As of December 31, 2007, the number of outstanding options held by each director was as follows: Ms. Dobson — 68,000 (of which 39,665 were exercisable), Mr. Ein — 80,000 (of which 69,999 were exercisable), Mr. Lombardi — 27,100 (of which 8,066 were exercisable), Ms. Ness — 69,400 (of which 49,399 were exercisable), Dr. Singh — 70,000 (of which 49,999 were exercisable), Mr. Keating 12,050 (of which none were exercisable), Ms. Singh — 70,000 (of which 49,999 were exercisable), and Mr. Slaven — 10,000 (of which none were exercisable).

(3)	As reported in our Current Report on Form 8-K filed on October 25, 2007, on October 19, 2007 Mr. Ein resigned from our board of directors. As also reported in such Current Report, on October 24, 2007 Melvin L. Keating was appointed as a member of our board of directors.

(3)	All of Mr. Ein’s board fees were paid to his Company, Leland Investments, Inc.

(4)	We do not provide any of the fees earned or paid in cash described above to Dr. Singh or Ms. Singh because of their affiliation with Telecom Ventures. See “Certain Relationships between Mark Ein and Dr. Rajendra Singh” in Item 13 of this report. Ms. Singh chose not to stand for reelection at our 2007 annual meeting and is no longer a director.

(5)	Mr. Slaven joined our board of directors on December 26, 2007 and did not receive any cash fees from LCC during 2007.

(6)	Mr. Douglas, our President and Chief Executive Officer serves on our board of directors but does not receive any compensation other than otherwise disclosed in the tables above for such service.

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

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee was at any time during the past fiscal year an officer or employee of either us or any of our subsidiaries. During the past year, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (ii) a director of another entity, one of whose executive officers served on our compensation committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The table below sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of March 31, 2008 by (i) each director (and director nominee), (ii) each named executive officer, (iii) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock, including beneficial owners of our Series A preferred stock who are owners of more than 5% of our common stock on an as-converted basis, and (iv) all directors and executive officers as a group. This information is based upon the most recent filing made by such persons with the SEC or information provided to us by such persons. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of our common stock deemed outstanding includes shares the respective person or group has the right to acquire within 60 days after the record date, including but not limited to any right to acquire such shares through the exercise of an option. For purposes of calculating each person’s or group’s percentage ownership, any shares not outstanding which are subject to such option shall be deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group, but shall not be deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

		Percentage of
	Class A	Class A
	Common Shares	Common Shares
Name of Executive Officer, Director or 5% Beneficial Owner(1)	Owned	Owned

Dimensional Fund Advisors LP(2)	1,704,335	6.48
Riley Investment Management LLC(3)	4,035,025	15.34
State of Wisconsin Investment Board(4)	1,416,624	5.39
Zesiger Capital Group LLC(5)	2,429,650	9.24
Carlo Baravalle(6)	395,737		*
Peter A. Deliso(7)	148,979		*
Julie A. Dobson(8)	47,665		*
Dean J. Douglas(9)	549,889		*
Melvin L. Keating	—		*
Richard J. Lombardi(10)	11,399		*
Susan Ness(11)	56,232		*
Louis Salamone Jr.(12)	306,346		*
Dr. Rajendra Singh(13)	4,559,741	17.34
Neera Singh(13)	4,559,741	17.34
Mark A. Slaven	—	—
Kenneth M. Young(14)	174,750		*
All Executive Officers and Directors as a Group (10 persons)	5,855,001	21.84

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned by such person, except to the extent authority is shared by spouses under applicable law. In addition, unless otherwise noted, the address of each of the beneficial owners identified is c/o LCC International, Inc., 7900 Westpark Drive, McLean, Virginia 22102.

(2)	Information presented in the table is based upon information contained in a Schedule 13G/A, filed by the reporting person, on February 6, 2008. All securities reported by Dimensional Fund Advisors LP are owned by investment funds and accounts managed by Dimensional Fund Advisors. To the knowledge of Dimensional Fund Advisors, none of such investment funds or accounts owns more than 5% of the class. The address of Dimensional Fund Advisors LP is 1299 Ocean Ave., Santa Monica, California 90401.

(3)	Information presented in the table is based upon information contained in a Schedule 13G/A filed on February 8, 2008. Because Riley Investment Management LLC has sole investment and voting power over 1,021,126 shares of common stock and Series A Preferred Stock convertible into 1,219,410 shares of Common Stock (assuming conversion limitation) held by Riley Investment Partners Master Fund, L.P. and 476,618 shares held in managed accounts by its investment advisory clients, Riley Investment Management LLC may be deemed to have beneficial ownership of these shares. Riley Investment Management LLC has shared voting and dispositive power over 1,317,871 shares of Common Stock held by its investment advisory clients in managed accounts, which are indirectly affiliated with Mr. Riley or Riley Investment Partners Master Fund, L.P. Although Mr. Riley controls Riley Investment Management LLC’s voting and investment decisions for its investment advisory clients, Mr. Riley disclaims beneficial ownership of these shares. The address of each of the foregoing reporting persons is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.

(4)	Information presented in the table is based upon information contained in a Schedule 13G/A filed on February 8, 2008. The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.

(5)	Information presented in the table is based upon information contained in a Schedule 13G/A filed on February 11, 2008. All securities reported by Zesiger Capital Group LLC are held in discretionary accounts which Zesiger Capital Group manages. Zesiger Capital Group disclaims beneficiary ownership of these shares. No single client account owns more than 5% of the class. The address of Zesiger Capital Group LLC is 320 Park Avenue, 30th Floor, New York, New York 10022.

(6)	Includes 253,334 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to stock options granted under our Equity Incentive Plan. Effective November 29, 2007, Mr. Baravalle ceased to serve as Executive Vice President, Europe, Middle-East, Africa and Asia-Pacific and assumed the role of Senior Advisor to the Chief Executive Officer.

(7)	Includes 45,751 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to stock options granted under our Equity Incentive Plan.

(8)	Includes 39,665 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to stock options granted under our directors stock option plan.

(9)	Includes 125,000 shares of common stock which may be acquired within 60 days of March 31, 2008, pursuant to stock options granted under our Equity Incentive Plan and 125,000 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to stock options granted under our Dean J. Douglas Employment Inducement Plan.

(10)	Consists entirely of shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to options granted under our directors stock option plan.

(11)	Includes 52,732 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to options granted under our directors stock option plan.

(12)	Includes 100,000 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to options granted under our Equity Incentive Plan.

(13)	Includes: (i) 106,664 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to options granted to Dr. Singh and Ms. Singh under our Equity Incentive Plan; (ii) 40,000 shares of common stock held by Dr. Singh and Ms. Singh; (iii) 425,577 shares of common stock held by RF Investors; and (iv) 3,987,500 shares of common stock the Company held by The Raj and Neera Singh Charitable Foundation, Inc. The address of Dr. Singh and Neera Singh is 201 North Union Street, Suite 360, Alexandria, Virginia 22314.

(14)	Includes 43,750 shares of common stock which may be acquired within 60 days of March 31, 2008 pursuant to stock options granted under our Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Prior to our initial public offering, both our employees and the employees of Telcom Ventures were eligible to participate in our life, medical, dental and 401(k) plans. In connection with the initial public offering in 1996, we agreed pursuant to an Overhead and Administrative Services Agreement to allow the employees of Telcom Ventures to continue to participate in our employee benefit plans in exchange for full reimbursement of the cash costs and expenses. We billed Telcom Ventures $77,000, $128,000 and $74,000 during the years ended December 31, 2007, 2006, and 2005, respectively, for payments made by us pursuant to this agreement. We received reimbursements from Telcom Ventures of $70,000, $135,000 and $67,000 during the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, outstanding amounts associated with payments made by us under this agreement were $7,000 and $1,000, respectively, and are included as due from related parties and affiliates within the consolidated balance sheets in the Company’s consolidated financial statements.

During the year ended December 31, 2007, we provided services to one customer where Telcom Ventures has a minority investment. Revenues earned from this customer during the year ended December 31, 2007 were approximately $101,000. Billed and unbilled receivables of approximately $35,000 were outstanding at December 31, 2007, and are included in trade accounts receivable and unbilled receivables in the accompanying consolidated balance sheet. During the year ended December 31, 2007, we provided services to Telcom Ventures directly, generating revenues of approximately $33,000 which have been collected.

  Registration Rights Agreement

We entered into a registration rights agreement with RF Investors in 1996 prior to our initial public offering. The registration rights agreement grants RF Investors specified rights with respect to the registration of their shares of our common stock under the Securities Act of 1933.

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

On November 29, 2007, LCC UK and SEMAB executed a Settlement Agreement pursuant to which Mr. Baravalle ceased to serve as the Company’s Executive Vice President, Europe, Middle-East, Africa and

Asia-Pacific and, effective November 29, 2007, he assumed the role of Senior Advisor to the Chief Executive Officer focused on business development activities primarily in the Middle East. Pursuant to the Settlement Agreement, Mr. Baravalle will be paid his regular monthly fees through April 15, 2008, at which point he will receive a lump sum payment of Euro 228,000. He will also be eligible to receive bonus compensation as described in the Settlement Agreement.

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

  Policy on Related Party Transactions

Our audit committee charter requires that our audit committee review and approve transactions in which officers, directors or other related parties have an interest or which involve parties whose relationship with our Company may enable them to negotiate terms more favorable than those available to other, more independent parties. The audit committee charter containing this conflict of interest policy was adopted by our board of directors in March 2003 in response to corporate governance rules proposed and subsequently adopted by the NASD and the SEC. With the exception of the transactions involving Mr. Baravalle, the related party transactions discussed above were not reviewed by the audit committee because all of these transactions were entered into before this conflict of interest policy was adopted.

Item 14.	Principal Accountant Fees and Services

  Principal Accounting Fees and Services

The following table sets forth the fees billed for professional services rendered by KPMG LLP for the years ended December 31, 2007 and 2006. Grant Thornton, LLP, the Company’s current independent registered public accounting firm, did not bill fees in 2007.

Fee Category	2007 Fees	2006 Fees

Audit Fees	$1,852,740	$2,337,136
Audit-Related Fees	—	27,260
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,852,740	$2,364,396

Audit Fees.  The aggregate fees for professional services rendered by KPMG LLP for the audit of LCC’s annual financial statements, the reviews of the financial statements included in LCC’s Forms 10-Q, registration statements filed with the SEC and statutory audits for LCC’s foreign subsidiaries for fiscal years 2007 and 2006 were approximately $1.9 million and $2.3 million, respectively.

Audit-related fees.  The aggregate fees for assurance and related services rendered by KPMG LLP that were reasonably related to their audit of LCC’s consolidated financial statements and reviews of the condensed consolidated financial statements included in LCC’s Form 10-Q for 2007 and 2006 were approximately $0 and $27,260 respectively.

Tax fees.  The Company did not retain either Grant Thornton, LLP or KPMG LLP for tax compliance, tax advice, or tax planning services for fiscal years 2007 and 2006; therefore, no fees were paid to Grant Thornton, LLP or KPMG LLP for these services.

All other fees.  No other services were rendered by either Grant Thornton, LLP or KPMG LLP for fiscal years 2007 and 2006.

Pre-Approval of Services Provided by Independent Auditors

The audit committee has adopted a policy for the pre-approval of services provided by our independent auditors. Pursuant to this pre-approval policy, each engagement for services to be provided by our Registered Public Accounting Firm must be approved by the audit committee before commencement of such engagement. The policy sets forth the procedures and conditions pursuant to which audit, review and attest services and non-audit services to be provided to us by our Registered Public Accounting Firm may be pre-approved. In accordance with the terms of the policy, the audit committee has delegated pre-approval authority for certain non-audit services to the chairperson of the audit committee, which currently is Mr. Lombardi. Mr. Lombardi may pre-approve permitted non-audit services, without consultation with the full audit committee, where the anticipated fees payable by us for such services are $50,000 or less and provided he reports such approved services to the audit committee at its next scheduled meeting. 100% of audit and non-audit services provided by to us by Grant Thornton, LLP or KPMG LLP for the fiscal year ended December 31, 2007 and 2006 were pre-approved by the audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2008.

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