Form 10-Q
period 2008-03-31
LCC INTERNATIONAL INC
filed 2008-06-27
CIK 1016229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (703) 873-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of June 23, 2008 the registrant had outstanding 26,594,705 shares of Class A Common Stock, par value $0.01 per share.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2008
INDEX

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES	$41,934	$24,640
COST OF REVENUES (exclusive of depreciation shown separately below)	31,981	20,939

GROSS PROFIT	9,953	3,701

OPERATING EXPENSE:
Sales and marketing	3,919	2,907
General and administrative	7,228	6,340
Restructuring charge	426	—
Depreciation and amortization	1,242	623

	12,815	9,870

OPERATING LOSS	(2,862)	(6,169)

OTHER INCOME (EXPENSE):
Interest income	4	55
Interest expense	(1,427)	(208)
Other	(1,438)	(265)

	(2,861)	(418)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,723)	(6,587)
PROVISION FOR INCOME TAXES	139	647

LOSS FROM CONTINUING OPERATIONS	(5,862)	(7,234)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of applicable taxes of zero)	(327)	(502)
Loss from disposal of discontinued operations (net of applicable taxes of zero)	—	(1,550)

LOSS FROM DISCONTINUED OPERATIONS	(327)	(2,052)

NET LOSS	$(6,189)	$(9,286)

NET LOSS PER SHARE:
Continuing operations
Basic and diluted	$(0.22)	$(0.28)

Discontinued operations
Basic and diluted	$(0.01)	$(0.08)

Net loss per share
Basic and diluted	$(0.23)	$(0.36)

WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic and diluted	26,813	25,679

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,662	$9,630
Restricted cash	437	220
Receivables, net of allowance for doubtful accounts of $387 and $279 at March 31, 2008 and December 31, 2007, respectively
Trade accounts receivable	38,346	43,943
Unbilled receivables	24,125	21,979
Due from related parties and affiliates	54	32
Due from disposal of business	—	1,800
Prepaid expenses and other current assets	4,335	4,100
Prepaid tax receivable and prepaid taxes	68	13
Assets held for sale	429	269

Total current assets	73,456	81,986
Property and equipment, net	5,276	5,949
Deferred income taxes, net	2,482	1,952
Goodwill	44,512	44,080
Other intangible assets net	15,535	15,875
Other assets	1,498	1,608

Total assets	$142,759	$151,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$24,590	$2,561
Note payable	4,438	5,788
Accounts payable	18,257	14,287
Accrued expenses	12,105	19,706
Accrued employee compensation and benefits	6,838	7,171
Deferred revenue	699	1,767
Income taxes payable	1,934	1,921
Accrued restructuring	393	261
Other current liabilities	6,347	6,087
Liabilities held for sale	666	411

Total current liabilities	76,267	59,960
Lines of credit	79	22,025
Note payable	23,965	23,965
Accrued restructuring non-current	282	78
Other liabilities	793	735

Total liabilities	101,386	106,763

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
10,000 shares authorized; 5,738 convertible shares issued and outstanding	57	57
Class A common stock; $.01 par value:
70,000 shares authorized; 26,433 shares issued and 26,273 shares outstanding and 26,234 shares issued and 26,074 shares outstanding at March 31, 2008 and December 31, 2007, respectively	265	262
Class B common stock; $.01 par value:
20,000 shares authorized; -0- shares issued and outstanding	—	—
Paid-in capital	133,339	133,089
Accumulated deficit	(102,441)	(96,252)

Subtotal	31,220	37,156
Accumulated other comprehensive income — foreign currency translation adjustments	11,035	8,413
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	41,373	44,687

Total liabilities and shareholders’ equity	$142,759	$151,450

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,189)	$(9,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	881	593
Provision (recovery) for doubtful accounts	129	(11)
Loss on disposal of Network Deployment business	—	1,550
Non-cash share-based compensation	360	742
Restructuring charge	426	—
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Trade, unbilled, and other receivables	7,241	2,273
Accounts payable and accrued expenses	(6,346)	(3,769)
Other current assets and liabilities	1,576	3,860
Other non current assets and liabilities	10	1,129

Net cash used in operating activities	(1,907)	(2,919)

Cash flows from investing activities:
Purchases of property and equipment	(727)	(1,324)
Business acquisitions and investments	—	(4,094)
Increase in restricted cash	(211)	—

Net cash used in investing activities	(938)	(5,418)

Cash flows from financing activities:
Repurchase of common stock – restricted stock plan	(115)	(263)
Proceeds from exercise of options	—	110
Borrowings on lines of credit and notes payable	109	8,133
Payments on lines of credit and notes payable	(1,405)	(2,370)

Net cash provided by (used in) financing activities	(1,411)	5,610

Effect of exchange rate changes on cash and equivalents	288	29
Net decrease in cash and cash equivalents	(3,968)	(2,698)
Cash and cash equivalents at beginning of period	9,630	6,445

Cash and cash equivalents at end of period	$5,662	$3,747

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$381	$181
Income taxes	$821	$777
Supplemental disclosure of non-cash investing and financing activities:
Reduction in due from disposal of business and related note payable	$—	$2,611
See accompanying notes to condensed consolidated financial statements

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
NOTE 1. DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION
     LCC International, Inc., a Delaware corporation, was formed in 1983. Unless the context indicates otherwise, the terms the “Company”, “we”, “us”, and “our” refer herein to LCC International, Inc. and its subsidiaries.
     The Company provides integrated end-to-end solutions for wireless voice and data communications networks with offerings ranging from high level technical consulting, to system design and optimization services, ongoing operations and maintenance services and, in certain countries, deployment services. The Company has been successful in using initial opportunities to provide high level technical consulting services to secure later-stage system design and network optimization contracts. Engagements to provide design services also create opportunities for the Company to propose on operations and maintenance projects including network optimization contracts as well as other services. The Company’s technical consulting, system design and network optimization practices position it well to capitalize on additional opportunities as new technologies are developed and wireless service providers upgrade their existing networks, deploy the latest available technologies, and respond to changes in how customers use wireless services.
     The accompanying condensed consolidated financial statements include the results of LCC International, Inc. and its direct and indirect wholly-owned subsidiaries that provide services outside Europe, the Middle East and Africa (collectively the “Americas”) and the results of LCC United Kingdom, Ltd., and its affiliated companies that provide services in Europe, the Middle East and Africa (collectively “EMEA”); and other non service related subsidiaries. LCC International, Inc. and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements.
     The accompanying financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2007 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.
      As of March 31, 2008, the Company had an accumulated deficit of approximately $102.4 million, has incurred a loss in the quarter then ended of $6.2 million and used $1.9 million in operating cash flows for the three months then ended. The Company had approximately $5.7 million in cash, a significant portion of which is not readily available due to being located in certain foreign locations and approximately $1.3 million of borrowing availability under its debt facilities.
      Despite a working capital deficit of $2.8 million, the Company believes that the availability under its bank lines of credit and working capital, excluding the $21.9 million of debt that was reclassified in accordance with U.S. GAAP, will provide sufficient cash flow to carry out its operations for the next 12 months.
      Should the Company not have access to certain cash balances or be able to convert working capital, mentioned above, to cash when needed the Company will raise additional funding to continue to pursue its current business plan.
      Should this occur, Management believes that the Company has access to capital resources through possible public or private equity offerings or debt financings The Company is not currently in any discussions with potential lenders to raise any such additional funds. As such, it cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company needs to raise such additional capital and is unable to, it will be required to curtail its operations and if these measures fail, it may not be able to continue its business. Curtailment of operations would cause significant delays in the Company’s efforts to realize its business plan and potentially impact future operations of the Company.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges. Actual results could differ from these estimates.
     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

Significant accounting policies are as follows:
     Cash Equivalents and Restricted Cash. Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. At March 31, 2008 and December 31, 2007, the Company had $5.6 million and $4.6 million of cash in foreign bank accounts, respectively. Restricted cash is composed primarily of performance and or bid bonds in our EMEA region.
     Concentration of Credit Risk Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. The Company sells services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(in thousands)
Europe	$16,563	$14,934
Middle East/Africa	$13,954	$16,085
Asia-Pacific	$110	$110
     The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 61.4% and 75.3% of its revenues from its ten largest customers for the three months ended March 31, 2008 and 2007, respectively. These ten largest customers constituted 33.9% and 62.9% of our net receivable balance as of March 31, 2008 and December 31, 2007, respectively.
     Although the Company believes that the diversity of its customer base may minimize the risk of incurring material losses due to concentrations of credit risk, the Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.
     Fair Value of Financial Instruments The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of March 31, 2008 and December 31, 2007 because of the relatively short duration of these instruments. The carrying value of the borrowing facilities approximated the fair value as the instruments included a market rate of interest.
     Inventory Inventories are stated at the lower of cost or market, net of an allowance for excess, slow-moving and obsolete inventory, and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. Cost typically includes materials and equipment supplies and is on a first-in, first-out basis.
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
     Impairment of Long-Lived Assets The Company’s policy is to review its long-lived assets, (other than goodwill, see below) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.
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
     Goodwill and Other Intangible Assets Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.
     Allowance for Doubtful Accounts. The Company makes estimates of the probability of collection of accounts receivable by specifically analyzing customer balances concentrations, credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     Revenue Recognition The Company’s principal sources of revenues are technical consulting, engineering design and optimization and, in EMEA, network deployment services. The Company recognizes revenues from long-term fixed-price contracts using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on the ratio of individual contract costs incurred to date on a project compared with total estimated contract costs. The Company compares costs incurred to date to progress achieved against project milestones to determine if the percentage of completion is reasonable. Anticipated contract losses are recognized as soon as they become known and estimable. The Company also recognizes revenues on time and materials contracts as the services are performed. Revenues earned but not yet billed are reflected as unbilled receivables in the accompanying condensed consolidated balance sheets. The Company expects substantially all unbilled and billed receivables to be collected within one year.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 11, Income Taxes-Adoption of FIN 48.
     Foreign Currency Translation The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of the Company’s foreign sales transactions are denominated in Euros, British Pounds and Saudi Riyals.
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
     The Company is also subject to foreign currency transaction gains or losses due to inter-company payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed from the London operations at March 31, 2008 (denominated in Euros) include Italy, Algeria and Saudi Arabia. Foreign subsidiaries with amounts owed to the McLean operations at March 31, 2008 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the three months ended March 31, 2008 and 2007, these balances generated a foreign exchange loss of $1.4 million and $0.3 million, respectively. These amounts are included in other income (expenses) in the condensed consolidated statements of operations.
     Use of Estimates The preparation of the condensed consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates and the accrual of restructuring charges. Actual results could differ from these estimates.
     Share -Based Compensation On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the consolidated results of operations. The Statement eliminated the ability to account for share-based compensation using the intrinsic value method as prescribed by the Accounting Principles Board, or APB, Opinion No. 25, “Accounting For Stock Issued to Employees.”
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

     Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income (loss) plus the changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss), but excluded from net income (loss). Other comprehensive income (loss) consists solely of foreign currency translation adjustments. Changes in components of other comprehensive income (loss) are reported net of income tax.
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
NOTE 3. NEW ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases , and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. Management has concluded that there is no material impact on financial assets at March 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has adopted SFAS 159 but did not make an election to apply it to any eligible financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R replaces SFAS No. 141. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Both SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. Management is currently evaluating the impact that SFAS No. 160 will have on the Company’s financial position or results of operations.
     Other new pronouncements issued during the first quarter of 2008 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.
NOTE 4. BUSINESS COMBINATIONS
WFI— EMEA
     On March 9, 2007, the Company completed the purchase of certain equity interests in the Europe, Middle East and Africa (“WFI-EMEA”) wireless engineering services business of Wireless Facilities, Inc., (“WFI”), for a purchase price of $4.0 million, $3.3 million in cash at closing and $0.7 million (included in other current liabilities in the condensed consolidated balance sheet) due March 31, 2008, pending settlement of outstanding claims. Transaction and other related costs of approximately $0.4 million were incurred in connection with the transaction. On March 9, 2007, in connection with the acquisition, the Company entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). See also Note 9, Borrowings.
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

WFI— U.S.
     On May 29, 2007, the Company acquired certain assets and liabilities of the U.S. wireless engineering services business of WFI (“WFI-U.S.”), which included customer contracts, tools, other assets and approximately 350 employees. The purchase consideration was approximately $38.6 million, (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.4 million), $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility discussed in Note 9, Borrowings. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. Transaction and other related costs of approximately $3.0 million (including $0.5 million of severance costs) were incurred in connection with the transaction. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP. A portion of the cash consideration was funded by the Company’s borrowings under the revolving credit facility with Bank of America, N.A., which was amended on May 29, 2007, in connection with the Company’s purchase. See Note 9, Borrowings.
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
     The results of operations of WFI-U.S. have been included in the results of operations since the acquisition date. The following table summarizes unaudited pro forma financial information assuming the WFI U.S. acquisition had occurred on January 1, 2007. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

Three Months Ended
March 31, 2007
Revenue	$38,009
Operating loss	$(6,485)
Loss from continuing operations	$(8,253)
Loss per share (basic and diluted)	$(0.32)
NOTE 5. DISCONTINUED OPERATIONS
     In 2006, the Company made the decision to sell its U.S. Network Deployment operations and its Brazilian Subsidiary, LCC do Brasil Ltda. (“LCCI Brazil”). In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of these operations have been classified as discontinued operations in the accompanying condensed consolidated statements of operations. All prior periods have been restated to reflect these operations as discontinued. In addition, assets and liabilities of these operations that were not sold as of March 31, 2008 and December 31, 2007, were reflected as assets and liabilities held for sale in the accompanying condensed consolidated balance sheets.
     The revenue, gross margin and pre-tax operating loss relating to the Company’s discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue	$431	$501

Gross margin	$39	$47

Loss from discontinued operations (net of applicable taxes of zero)	$(327)	$(502)
Loss on disposal of discontinued operations (net of applicable taxes of zero)	—	(1,550)

Total loss from discontinued operations	$(327)	$(2,052)

     The following businesses have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented:

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
     Prior to this decision, the results of these operations were reported in the Americas segment. Nokia Inc. (“Nokia”) acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. Network Deployment business, for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds, with the remainder to be collected upon final settlement. The Company and Nokia reached a definitive agreement on the amount receivable (reported in the Company’s condensed consolidated financial statements as Due from Disposal of Business) for $1.8 million which was paid in March 2008. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.
     In conjunction with the sale, the Company entered into a loan agreement with Nokia whereby Nokia would advance up to a maximum of $4.2 million. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. The Company received advances of approximately $4.2 million, which were used to repay amounts payable to vendors of the deployment business. The payments to these vendors were pre-approved by Nokia. During the period from closing of the transaction to June 30, 2007, Nokia applied $3.8 million of collections from transferred accounts receivables to the note payable. The note payable was repaid in full as of June 30, 2007. See also Note 9, Borrowings.
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
     The following table presents revenues, gross margin and pre tax operating loss for the U.S. Network Deployment business for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues	$—	$61

Gross margin (loss)	$—	$61

Income (loss) from discontinued operations (net of applicable taxes of zero)	$(4)	$49

Loss from disposal of discontinued operations (net of applicable taxes of zero)	—	(1,550)

Total loss from discontinued operations	$(4)	$(1,501)

     As of March 31, 2008, there were no assets or liabilities related to the discontinued operations of the U.S. Network Deployment business.
Sale of Brazilian Subsidiary
     In July 2006, the Company made the decision to sell or liquidate LCCI Brazil. LCCI Brazil provided mainly network deployment services and to a lesser degree RF Engineering. RF Engineering services include the design, optimization and performance improvement of wireless networks. In August 2006, after evaluating both options, the Company committed to a plan to sell LCCI Brazil to the management of the operation.
     On October 27, 2006, the Company entered into a definitive Sale and Purchase Agreement with management, subject to approval of the Board of Directors of the Company. The Board of Directors of the Company approved the transaction on November 2, 2006. Prior to this decision, the results of these operations were reported in the Americas segment.

     On November 12, 2007, the Company received notice from the buyers that they had decided not to proceed with the acquisition of LCCI Brazil. The Company is working on other alternatives, including the opportunity to sell to another interested party with whom the Company has entered into a due diligence exclusivity period that ends on June 30, 2008. The Company continues to be in negotiation with this party for the sale of LCCI Brazil.
     The revenues, gross margin (loss) and pre tax operating loss for LCCI Brazil for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Revenues	$431	$440

Gross margin (loss)	$39	$(14)

Loss from discontinued operations (net of applicable taxes of zero)	$(323)	$(551)

     Additionally, certain assets and liabilities related to LCCI Brazil included in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Other receivables	218	117
Other current assets	76	62
Fixed assets	145	138

Assets held for sale	$439	$317

Accounts payable	366	$179
Accrued employee compensation and benefits	235	205
Other accrued expenses	75	75

Liabilities held for sale	$676	$459

NOTE 6. ACCOUNTS RECEIVABLE
     The Company is party to various long-term contracts for which revenues are recognized on the percentage-of-completion method. Certain of these contracts have large amounts of unbilled receivables associated with them and will be performed over a period of more than one year. As of March 31, 2008 and December 31, 2007, the Company had $2.6 million and $4.0 million, respectively, billed but not paid by customers under retainage provisions in contracts. As of March 31, 2008 and December 31, 2007, the Company had $10.1 million and $14.8 million billed, respectively, and $8.5 million and $6.7 million unbilled but anticipated to be billed within one year, respectively, under long-term contracts.
     During May 2007, the Company entered into a factoring agreement (the “Agreement”) with Barclays Factoring, S.A., (“Barclays”) whereby the Company’s Spanish subsidiary may sell its eligible accounts receivable to Barclays on a revolving basis up to a maximum of 0.8 million Euros. Under the terms of the Agreement, accounts receivable are sold to Barclays without recourse at their face value less interest of EURIBOR at 90 days plus 0.9% and a commission of 0.15%. Accounts receivable sales were approximately 0.3 million Euros during the three months ended March 31, 2008.
NOTE 7. PROPERTY AND EQUIPMENT
At March 31, 2008 and December 31, 2007, property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Computer equipment	$3,458	$4,613
Software	9,154	9,448
Furniture and office equipment	14,186	15,744
Leasehold improvements	1,890	1,836
Vehicles	133	163

Property and equipment	28,821	31,804
Less accumulated depreciation and amortization	(23,545)	(25,855)

Property and equipment, net	$5,276	$5,949

     Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.6 million, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
     As of March 31, 2008 and December 31, 2007, goodwill and other intangible assets consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Goodwill	$44,512	$44,080

Other intangible assets:
Customer relationships	$17,546	$17,531
Trade names	247	230
Patents	43	43
Other	265	265

Other Intangibles	18,101	18,068

Less: Accumulated amortization	(2,566)	(2,194)

Other intangibles, Net	$15,535	$15,875

     Goodwill increased by $0.4 million as of March 31, 2008 due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. Goodwill by segment was $27.3 million for the U.S. and $17.2 million for EMEA at March 31, 2008. The Company performs its annual impairment review in the fourth quarter, or earlier if changes in circumstances indicate a potential impairment. No change in circumstances were noted in the first quarter.
     Amortization expense of other intangibles was $0.4 million and $22,000 for the three months ended March 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for each of the five succeeding years is approximately $1.1 million. The weighted average amortization period for customer relationships is 15 years, 10 years for patents, 5 years for trade names, 1 year for other and 14.8 years in the aggregate.
NOTE 9. BORROWINGS
     As discussed in Note 5, Discontinued Operations, in connection with the sale of the U.S. Network Deployment business, the Company entered into a loan agreement with Nokia, whereby Nokia would advance up to a maximum of $4.2 million. Advances to the Company under the loan agreement will be repaid as Nokia collects, and remits to the Company, the unbilled accounts receivable transferred at closing. In consideration for Nokia providing advances under the loan agreement, the Company accrued an initial fee of $0.2 million as interest expense. The note payable was repaid in full as of June 30, 2007.
     In December 2007, LCC Belgium entered into a credit agreement with ING Bank. Under this agreement, LCC Belgium may borrow annually up to approximately $66,000, which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2008. As of March 31, 2008 and December 31, 2007, LCC Belgium had $0.1 million outstanding under this credit facility.
     In January 2007, LCC Netherlands entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility (“Facility A”) and a loan facility (“Facility B”). The maximum amount which LCC Netherlands may have outstanding under Facility A is 1.5 million Euros such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. In August 2007, the maximum amount which LCC Netherlands can have outstanding on Facility A was increased 1.0 million Euros to 2.5 million Euros. The increase will cover working capital requirements for a project awarded in August 2007. The project will end September 2008 and at which time the credit facility will be reduced to original credit facility limit of 1.5 million Euros. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABN AMRO’s adjustable Euro basis interest rate plus 1.5%. This was 6.8% at March 31, 2008. At March 31, 2008 and December 31, 2007, the U.S. dollar equivalent of the outstanding loan was $2.3 million and $2.0 million, respectively, under Facility A. Under Facility B, ABN AMRO advanced to LCC Netherlands 0.4 million Euros. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable quarterly over two years, with the first payment due May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of LCC Netherlands. At March 31, 2008 and December 31, 2007, the U.S. dollar equivalent of the outstanding loan was $0.3 million and $0.4 million, respectively, under Facility B.
     On March 9, 2007, the Company entered into a revolving credit facility (“the new credit facility”) with Bank of America and terminated the Company’s existing credit facility with CFC. Under the terms of the new credit facility, the aggregate amount owed to Bank of America by the Company, at any time could not exceed $6.5 million. The term of the new credit facility was through September 15, 2007. LCC may from time to time borrow under this facility, and these loans may be base rate loans, Eurodollar base rate loans or Eurodollar daily floating rate loans. Interest on base rate loans is calculated using a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.50% or the prime rate as determined by Bank of America. Interest on Eurodollar base rate loans is calculated using a per annum rate equal to the British Bankers’ Association LIBOR rate. Interest on Eurodollar daily floating rate loans is calculated using a rate per annum equal to the quotient obtained by dividing the Eurodollar daily floating base rate, which is the British Bankers’ Association LIBOR rate, by one minus the Eurodollar reserve percentage. The reserve percentage is issued by the Federal Reserve to lenders from time to time.

     The new credit facility was amended on May 29, 2007 (“the amended credit facility”), in connection with the Company’s purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business (See Note 4, Business Combinations). Under the terms of the amended credit facility, the aggregate amount owed to Bank of America by the Company, at any time was not to exceed $30.0 million. On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. This amended and restated credit facility provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal repayments of $3.5 million on June 1, 2008 and $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009. The amended and restated credit facility provides for a number of financial and other covenants and the Company was not in compliance with all of them at March 31, 2008. On February 20, 2008, the Company filed a current report on Form 8-K disclosing that on February 19, 2008 it entered into a Second Amendment to Restated Credit Agreement and Waiver (the “Amendment”), which amends the Amended and Restated Credit Agreement dated as of May 29, 2007 (the “Credit Amendment”), among the Company, as borrower, certain domestic subsidiaries of the Company, as guarantors and Bank of America, N.A. as lender and administrative agent (the “Bank”). The Amendment provides, among other things, a waiver by the Bank of certain specified defaults under the Credit Agreement. The Amendment provides for additional deliveries that may be required under the Credit Agreement and failure to deliver will constitute an immediate event of default irrespective of otherwise applicable grace or cure period. At March 31, 2008 and December 31, 2007, there was $21.95 million outstanding, for both periods, under the revolving credit facility at an interest rate of 6.12% and 8.23%, respectively. At March 31, 2008 and December 31, 2007, under the term loan, $4.4 million and $5.8 million, respectively, were outstanding at an interest rate of 8.25% and 10.25%, respectively. Total interest expense attributable to interest and fees arising from the Company’s credit facility with Bank of America for the three months ended March 31, 2008 and 2007 was approximately $0.6 million and $29,000, respectively.
     The company has not met certain of the covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”). Specifically, the Company did not meet certain financial covenants related to Earnings before Income Taxes and Depreciation and Amortization (“EBITDA”) and the Consolidated Leverage Ratio ( debt to Consolidated EBITDA) each as defined in the Amended Loan Agreement (the “Financial Covenants”). Additionally, the Company did not meet covenants limiting the amount of fixed assets permitted to be acquired in the Quarter ended March 31, 2008 and related to the Company filing its Form 10Q for the Quarter Ended March 31, 2008 with the SEC on a timely basis. Bank of America has agreed to not declare the Company in default as a result of not meeting the covenants described above and to specifically waive such events of default. Bank of America has also agreed that through August 15, 2008 it will not accelerate the due date in the Amended Loan Agreement from November 30, 2009.
     Based upon a forecast of its operations for the remainder of the year ended December 31, 2008 the Company has informed Bank of America that it does not believe it will meet the Financial Covenants mentioned above, as well as an additional financial covenant, Consolidated Fixed Charge Ratio, which becomes effective for the quarter ending September 30, 2008, for the remainder of the year ended December 31, 2008.
     The Company and Bank of America have agreed to renegotiate the aforementioned financial covenants for the periods ending after May 31, 2008. Such negotiation may result in amendments to the Amended Credit Agreement for items other than those related to financial covenants.
      Although, as noted above, Bank of America has not declared the Company in default and has not accelerated the due date of the debt, in accordance with U.S. GAAP, as prescribed in Emerging Issues Task Force release number 86-30, the Company has reclassified the $21.9 million due on November 30, 2009 as a current liability at March 31, 2008.
     On June 1, 2007, the Company issued a Subordinated Promissory Note (“Note”) to WFI in connection with the purchase of the WFI U.S. engineering business. The original amount of the Note was $21.6 million. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. The note has interest payable at rates based on the British Bankers Associated Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. This Note was subsequently sold by WFI to a third party. The Note is subordinated to the credit facility with Bank of America which among other things limits cash payments of interest or principal until certain conditions in the credit facility with Bank of America are met. The Note is payable on June 1, 2010. At March 31, 2008 and December 31, 2007 there was a balance of $23.9 million outstanding at an interest rate of 12.1% and 13.3%, respectively. Total interest expense attributable to the Company’s Note to WFI for the three months ended March 31, 2008 was approximately $0.8 million.
     As of March 31, 2008, $1.3 million was available to be borrowed under our credit facilities.
     The aggregate maturities of borrowings as of March 31, 2008 are as follows (in thousands):

2008	$7,077
2009	22,030
2010	23,965
2011	—
2012	—

$53,072

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

     Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2008 through 2014. The accrual remaining at March 31, 2008 includes less than $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans, and are associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual with respect to the 2002 Restructuring and the 2005 Restructuring plans assumes as of March 31, 2008 that the Company will receive $2.1 million in sublease income, all of which is committed.
     During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a net restructuring charge of $1.1 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.1 million was related to other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs paid in the fourth quarter of 2007. The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. The Company included these severance charges in goodwill. The accrual remaining at March 31, 2008 includes approximately $0.2 million in respect of the 2007 Restructuring.
     In the first quarter of 2008, the Company adopted a restructuring plan (“2008 Restructuring”), and recorded a restructuring charge of $0.4 million for excess corporate office space that is non-cancellable through 2017 that it has elected not to occupy and is attempting to sublet. The charge has been determined based on the fair values of the remaining lease rentals reduced by estimated sublease rentals.
     A reconciliation of the restructuring activities is as follows:

		Facilities and
		Other Non-
		Headcount
	Severance	Related Items	Total
	(in thousands)
Accrued restructuring as of January 1, 2007	$3	$1,033	$1,036
Restructuring charge	991	609	1,600
Reversal of excess severance	—	(493)	(493)
Restructuring charge on acquisition	545	—	545
Charges against the provision:
Payments for excess office space, net of sublease income	—	(824)	(824)
Payments for severance	(1,548)	—	(1,548)
Other	12	11	23

Accrued restructuring as of December 31, 2007	3	336	339
Restructuring charge	20	406	426
Charges against the restructuring liability:
Payments for excess office space, net of sublease income	(20)	(70)	(90)

Accrued restructuring as of March 31, 2008	$3	$672	$675

     At March 31, 2008 and December 31, 2007, the accrued restructuring was classified as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Accrued restructuring current	$393	$261
Accrued restructuring non-current	282	78

Accrued restructuring total	$675	$339

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
     There have been no changes in the liability for unrecognized tax benefits during the quarter ended March 31, 2008.

NOTE 12. OTHER CURRENT LIABILITIES
     At March 31, 2008 and December 31, 2007, other current liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Due to WFI	$1,837	$1,837
Interest payable	2,449	1,685
Deferred rent	933	862
Other	1,128	1,703

Other current liabilities	$6,347	$6,087

NOTE 13. SHARE-BASED COMPENSATION
     The Company has recognized compensation expense for continuing operations for all options and restricted stock units for the three months ended March 31, 2008 and 2007 as follows:

	Americas		EMEA		Non Reportable Segments		Total
	2008	2007	2008	2007	2008	2007	2008	2007
			(in thousands)
Three Months ended March 31,

Cost of revenues	$20	$9	$24	$25	$—	$—	$44	$34
Sales and marketing	7	16	25	23	11	58	43	97
General and administrative	8	11	60	69	200	523	268	603

	$35	$36	$109	$117	$211	$581	$355	$734
NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Net loss	$(6,189)	$(9,286)
Other comprehensive loss, net of tax:
Change in foreign currency translation gains	2,622	436

Other comprehensive loss	$(3,567)	$(8,850)

NOTE 15. RELATED PARTY TRANSACTIONS
     The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and up to the third quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of its cash costs and expenses. The Company billed Telcom Ventures approximately $18,000 and $20,000 during the three months ended March 31, 2008 and 2007, respectively. The Company received reimbursements from Telcom Ventures of $6,000 and $20,000 during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, outstanding amounts associated with payments made by the Company under this agreement were approximately $6,000 and $7,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements. Also included in due from related parties and affiliates are employee advances of $48,000 and $25,000 at March 31, 2008 and December 31, 2007, respectively.
     The Company provided services to two customers where Telcom Ventures had a minority investment. For the three months ended March 31, 2008 and 2007, revenues earned from these customers were approximately $70,000 and $56,000, respectively. Billed or unbilled receivables outstanding from this customer were approximately $31,000 as of March 31, 2008, and $35,000 as of December 31, 2007, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

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
     Segment detail is summarized as follows:

					Operating
	Americas		EMEA		Segment Total
	2008	2007	2008	2007	2008	2007
	(in thousands)
Three Months Ended March 31,

Revenues:
From external customers	$12,123	$4,173	$29,811	$20,467	$41,934	$24,640
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$12,123	$4,173	$29,811	$20,467	$41,934	$24,640

Income (loss) before taxes	$26	$(1,869)	$(1,155)	$(1,267)	$(1,129)	$(3,136)

Total assets	$56,971	$9,418	$81,543	$82,622	$138,514	$92,040

          A reconciliation of totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Revenues:
Revenues for reportable segments	$41,934	$24,640
Revenues for non-reportable segments	—	—

Total consolidated revenues	$41,934	$24,640

Income (loss) before income taxes:
For reportable segments	$(1,129)	$(3,136)
For non-reportable segments	(4,594)	(3,451)

Total (loss) before taxes	$(5,723)	$(6,587)

	Three Months ended March 31,
	2008	2007
	(in thousands)
Assets:
Assets for reportable segments	$138,674	$92,040
Assets not attributable to reportable segments:
Cash and cash equivalents	217	466
Restricted cash	—	9
Deferred and prepaid tax assets	2,351	1,135
Property and equipment	450	669
Receivables	110	253
Prepaids and other	957	563

Total consolidated assets	$142,759	$95,135

NOTE 18. MANAGEMENT’S PLANS, LIQUIDITY AND BUSINESS RISKS
     As of March 31, 2008, the Company had an accumulated deficit of approximately $102.4 million and had incurred a loss in the quarter then ended of $6.2 million and used $1.9 million in operating cash flows for the three months then ended. The Company had approximately $5.7 million available in operating cash and approximately $1.3 million of borrowing availability under its debt facilities.
     Despite a working capital deficit of $2.8 million, the Company believes that the availability under its bank lines of credit and working capital , excluding the $21.9 million of debt that was reclassified in accordance with U.S. GAAP, will provide sufficient cash flow to carry out its operations for the next 12 months.
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
NOTE 19. SUBSEQUENT EVENTS
     On April 4, 2008 the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ the 2007 Form 10-K. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company subsequently filed the 2007 Form 10-K on April 29, 2008 and on May 1, 2008 the Company announced that it had received notice from NASDAQ that it is now compliant.
     On May 14, 2008 the Company filed a current report on Form 8-K disclosing that Mr. Dean Douglas submitted a notice of resignation to the Board of Directors resigning his position as President, Chief Executive Officer and Director of the Company, effective June 6, 2008. The Company announced the promotion of Mr. Kenneth Young to LCC President and Chief Operating Officer, effective immediately. Mr. Young will lead the organization on a worldwide basis and report directly to Ms. Julie Dobson, Chairperson of the Board. The Board intends to initiate a CEO search later this month. On the effective date of Mr. Douglas’ resignation, Ms. Dobson will assume the post of interim CEO until a new CEO is announced. Concurrent with Ms. Dobson assuming the interim CEO position, she resigned her committee positions.
     On May 16, 2008 the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ the Form 10-Q for the quarter ended March 31, 2008. The Company requested and was granted a hearing on July 10, 2008 before the NASDAQ Listing Qualifications Panel (the “Panel”).
     On May 19, 2008 the Company filed a current report on Form 8-K disclosing that Dr. Rajendra (Raj) Singh advised the Company of his decision not to stand for re-election as a director at the Company’s 2008 annual meeting, which has not yet been scheduled but which is expected to be held this summer. Dr. Singh has indicated his intention to continue to serve as a director until the 2008 annual meeting.
     On June 10, 2008 the Company filed a current report on Form 8-K disclosing that Mr. Peter A. Deliso submitted a notice of resignation to Mr. Dean Douglass resigning his position as Senior Vice President, New Ventures, General Counsel & Secretary effective June 30, 2008.
     On June 18, 2008, the Company filed a current report on Form 8-K disclosing that it had signed an agreement with True Position, a leader in high performance wireless location services, to acquire, outsource and provide RF engineering services to True Position’s E-911 U.S. GSM Carriers.

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
     The factors listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2007, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.
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
Americas: Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators, generating 28.9% of our total revenue.
EMEA: Based in the Netherlands, EMEA is responsible for operations in the Netherlands, Belgium, France, Italy, Spain, the U.K, Algeria, Pakistan, Saudi Arabia and Turkey. During the three months ended March 31, 2008, EMEA generated approximately 71.1% of our total revenue.
Nonreportable segments: This segment of our business includes the wind down of our operations in Asia Pacific, LCC Wireline, Inc., Corporate and the Wireless Institute. These combined operations generated minimal revenues.
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

     Another statistic that we monitor is our contract backlog, which at March 31, 2008, comprised firm backlog of $52.6 million (2007 was $40.3 million) and implied backlog of $8.1 million (2007 was $22.7 million). We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be down is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.
     We have completed a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. During the second quarter of 2006, we made the decision to sell our U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds. At December 31, 2007, $1.8 million was due from Nokia in connection with this transaction and was collected in March 2008. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. This loan was repaid in full during 2007. In the third quarter of 2006, we made the decision to sell our Brazilian Subsidiary. We agreed to assume the obligations for payroll related taxes in dispute and recorded in discontinued operations a charge of $0.4 million, representing the net present value of the obligation related to the severance related payroll taxes due to the Brazilian tax authority. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. On March 9, 2007, we purchased certain equity interests of WFI’s EMEA business for a purchase price of approximately $4.4 million including transaction related costs. On June 1, 2007, we acquired certain assets and liabilities of WFI’s U.S. wireless engineering services business for a purchase price of approximately $43.4 million (after adjustment for final agreement on the value of net assets transferred). We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
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
RECENT DEVELOPMENTS
     On April 4, 2008 the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ the 2007 Form 10-K. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). The Company subsequently filed the 2007 Form 10-K on April 29, 2008 and on May 1, 2008 the Company announced that it had received notice from NASDAQ that it is now compliant.
     On May 14, 2008 the Company filed a current report on Form 8-K disclosing that Mr. Dean Douglas submitted a notice of resignation to the Board of Directors resigning his position as President, Chief Executive Officer and Director of the Company, effective June 6, 2008. The Company announced the promotion of Mr. Kenneth Young to LCC President and Chief Operating Officer, effective immediately. Mr. Young will lead the organization on a worldwide basis and report directly to Ms. Julie Dobson, Chairperson of the Board. The Board intends to initiate a CEO search later this month. On the effective date of Mr. Douglas’ resignation, Ms. Dobson will assume the post of interim CEO until a new CEO is announced.
     On May 16, 2008 the Company filed a current report on Form 8-K disclosing that, in accordance with NASDAQ’s rules, the Company received a NASDAQ staff determination letter stating that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c) (14) because it had not timely filed with NASDAQ the Form 10-Q for the quarter ended March 31, 2008. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”).
     On May 19, 2008 the Company filed a current report on Form 8-K disclosing that Dr. Rajendra (Raj) Singh advised the Company of his decision not to stand for re-election as a director at the Company’s 2008 annual meeting, which has not yet been scheduled but which is expected to be held this summer. Dr. Singh has indicated his intention to continue to serve as a director until the 2008 annual meeting.
     On June 10, 2008 the Company filed a current report on Form 8-K disclosing that Mr. Peter A. Deliso submitted a notice of resignation to Mr. Dean Douglass resigning his position as Senior Vice President, New Ventures, General Counsel & Secretary effective June 30, 2008.
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
     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 52.4% and 41.1% of our total revenues for the three months ended March 31, 2008 and 2007, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.
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
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	(in thousands)
Revenues:
Americas	$12,123		$4,173
EMEA	29,811		20,467
Nonreportable segments	—		—

	41,934		24,640

Cost of revenues:		(% of revenue)		(% of revenue)
Americas	8,623	71.1%	4,513	108.1%
EMEA	23,332	78.3%	16,446	80.4%
Nonreportable segments	(26)	—	(20)	—

	31,981	76.3%	20,939	85.0%

Gross margins:
Americas	3,500	28.9%	(340)	(8.1)%
EMEA	6,479	21.7%	4,021	19.6%
Nonreportable segments	(26)	—	20	—

	$9,953	23.7%	$3,701	15.0%

Americas
     Revenues in the Americas region increased to $12.1 million in the first quarter of 2008 from $4.2 million in the first quarter 2007. This increase was primarily due to the acquisition of the WFI U.S. engineering business in June 2007 and winning several new contracts. The gross margin for the Americas increased to 28.9% from (8.1)% in the first quarter of 2007 primarily as a result of the increased revenue, new higher margin contracts, cost cutting actions and improved utilization of our revenue generating workforce.

EMEA
     For the first quarter of 2008, revenues increased by $9.3 million to $29.8 million from $20.5 million in the corresponding period in 2007. The primary reasons for this change were the acquisition of the WFI EMEA engineering business in March 2007 and increases in revenues generated by our Netherlands, Pakistan and Saudi operations, partially offset by decreases in revenues generated by our Algeria and U.K. operations. Gross margin for the EMEA region for the quarter ended March 31, 2008 was 21.7% in the first quarter of 2008 compared to 19.6% in the corresponding period in 2007. The increase in gross margins for the first quarter of fiscal 2008 as compared to the corresponding period in 2007 were primarily the result of improved margins in our Algeria and Pakistan operations as a result of cost cutting actions in those countries and the U.K.
Nonreportable segments
     There were no revenues from the non-reportable segments in the three months ended March 31, 2008 and 2007.
Operating Expenses

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Sales and marketing:
Americas	$715	$633
EMEA	2,417	1,432
Nonreportable segments	787	842

	3,919	2,907

General and administrative:
Americas	1,043	857
EMEA	2,598	2,865
Nonreportable segments	3,587	2,618

	7,228	6,340

Restructuring charge:
Americas	374	—
EMEA	52	—
Nonreportable segments	—	—

	426	—

Depreciation and amortization:
Americas	577	75
EMEA	601	477
Nonreportable segments	64	71

	1,242	623

Total:
Americas	2,709	1,565
EMEA	5,668	4,774
Nonreportable segments	4,438	3,531

Total	$12,815	$9,870

     The increase in sales and marketing expenses from $2.9 million in the first quarter of 2007 to $3.9 million in the first quarter of 2008 is due primarily to costs incurred due to increased sales headcount and increased sales as a result of the acquisition of the WFI U.S. Engineering business in June 2007 and the WFI EMEA business acquired in March 2007 and increased commission expense in the EMEA region as a result of higher revenues relating to our Saudi contract.
     General and administrative expense increased $0.9 million to $7.2 million for the three months ended March 31, 2008 from $6.3 million in the comparable period of 2007. This change was primarily attributable to a $0.2 million increase in the Americas segment as a result of the acquisition of the WFI U.S. Engineering business in June 2007 and a $1.0 million increase in the Nonreportable segments due to higher outside services, offset by a $0.3 million decrease in expense attributable to the EMEA segment as a result of our ongoing consolidation of back office operations of certain of our smaller operations in EMEA and the phased in reduction and closure of our EMEA headquarters in the U.K. which will be completed in the second quarter of 2008.
     In the first quarter of 2008, the Company adopted a restructuring plan (“2008 Restructuring”), and recorded a restructuring charge of $0.4 million for excess office space, primarily in the U.S., that it has elected not to occupy and is attempting to sublet.
     Depreciation and amortization expense increased $0.6 million to $1.2 million for the three months ended March 31, 2008 from $0.6 million in the comparable period of 2007. This change was primarily attributable to additional depreciation and amortization expense related to the acquisition of property and equipment and purchased intangible assets of the WFI EMEA and U.S. Engineering businesses in March and June 2007, respectively.

Other Income and Expense

	Three Months Ended March 31,
	2008	2007
Interest income:
Americas	$—	$—
EMEA	4	12
Nonreportable segments	—	43

	4	55

Interest expense:
Americas	(772)	—
EMEA	(51)	(5)
Nonreportable segments	(604)	(203)

	(1,427)	(208)

Other:
Americas	6	36
EMEA	(1,918)	(524)
Nonreportable segments	474	223

	(1,438)	(265)

Total:
Americas	(766)	36
EMEA	(1,965)	(517)
Nonreportable segments	(130)	63

Total	$(2,861)	$(418)

     Interest expense was $1.4 million for the first quarter of 2008 and $0.2 million for the comparable period in 2007 due to increased borrowings as a result of the acquisition of the WFI U.S. Engineering business in June 2007 and the WFI EMEA business acquired in March 2007.
     In the first quarter of 2008, other income (expense) increased $1.2 million over the comparable period in 2007, primarily due to losses on foreign currencies of $1.4 million due to the appreciation of the Euro with respect to the U.S. Dollar and the British Pound throughout the period.
     Tax Expense
     A tax expense of $0.1 million was recognized in the first quarter of 2008 as compared to $0.6 million in the first quarter of 2007. The tax expense arises from an increase in a deferred tax liability attributable to the amortization of an indefinite lived intangible that does not provide positive evidence for the realization of deferred tax assets. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign jurisdictions with the exception of the U.K. No tax benefit is recognized for these losses because we do not have sufficient history of taxable income in these jurisdictions to conclude that it is more likely than not that tax benefits associated with net operating loss carry forwards will be realized. However, we have recognized a tax benefit attributable to the UK operating loss in the current period because there is sufficient positive evidence to support the realization of this deferred tax asset.

Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the three months ended March 31, 2008 and 2007.
Sources and Uses of Cash

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(1,907)	$(2,919)
Net cash used in investing activities	(938)	(5,418)
Net cash provided by (used in) financing activities	(1,411)	5,610
Effect of exchange rates on cash and equivalents	288	29

Net decrease in cash and cash equivalents	$(3,968)	$(2,698)

     During the three months ended March 31, 2008, the Company’s balance of cash and cash equivalents decreased by $4.0 million. This decrease in cash and cash equivalents was primarily the result of our use of cash of $1.9 million in operating activities, $1.4 million used in financing activities and $0.9 million used in investing activities. The principal financing activities were payments on the lines of credit and the notes payable of $1.4 million and the principal investing activities were purchases of property and equipment of $0.7 million.
     During the three months ended March 31, 2007, the Company’s balance of cash and cash equivalents decreased by $2.7 million. This decrease in cash and cash equivalents was primarily the result of our use of cash of $5.4 million in investing activities and $2.9 million used in operating activities, offset by $5.6 million net cash provided by financing activities. The principal investing activities were the acquisition of the Europe, Middle East and Africa business of WFI using net cash of $4.1 million and purchases of property and equipment of $1.3 million.
     The principal requirements for cash during the first quarter of 2008 were as follows: (1) to finance our corporate costs; (2) working capital needs of the business; and (3) to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the three months ended March 31, 2008, we used $0.7 million of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes.
     We have met our cash needs during the period by accelerating the collection of receivables from certain of our customers by integrating with the customer’s automated payment processes and by retaining more experienced and better trained collection personnel as well as reinstituting requirements for our sales personnel to be actively engaged assisting in customer collections.
     On March 9, 2007, we entered into a revolving credit facility with Bank of America, N.A., (“Bank of America”) and terminated our existing credit facility with Commerce Funding Corporation. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of WFI, we amended and restated our outstanding credit facility with Bank of America. The Amended and Restated Credit Agreement, was further amended on November 30, 2007 regarding its revolving loans, to among other things, provide for a bank waiver and amend certain covenants in the agreement for events of default. The facility now provides for revolving loans of up to $21.95 million which amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 with any balance payable on November 29, 2009. The amendment also increased the applicable interest rate on borrowings by 1.00% per annum, amended of the financial covenants set forth in the agreement and required the payment to the bank of a fee of up to $0.6 million in connection with the amendment. As of March 31, 2008, $-0- was available to be borrowed under this credit facility.
     Interest under the credit facility is generally payable by the Company on a quarterly basis. Borrowings bear interest, at the Company’s option, at an annual rate equal to either: a specified “base rate,” plus an additional margin of 2.50% or 3.00%; or a specified London Inter-Bank Offered Rate, or LIBOR, plus an additional margin of 3.50% or 4.00%. The additional margin of a loan for each fiscal quarter will be based upon the Company’s consolidated leverage ratio for the previous fiscal quarter. The interest rate as of March 31, 2008 and December 31, 2007 is 12.1% and 13.3%, respectively.
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
     As a result of the sale of the U.S. Network Deployment Business in 2006, the restructuring activities implemented during the second quarter of 2007 and first quarter of 2008, our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, and the increased revenue we expect in the Americas segment as a result of the WFI U.S. acquisition in May 2007, we expect our cash flow to improve during 2008.
     Due to the more favorable payment terms we have negotiated with certain customers in EMEA, and the automation and integration of certain processes into those of certain of our larger customers, we expect to continue to speed up the receivables to cash cycle.
     The company has not met certain of the covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”). Specifically, the Company did not meet certain financial covenants related to Earnings before Income Taxes and Depreciation and Amortization (“EBITDA”) and the Consolidated Leverage Ratio ( debt to Consolidated EBITDA) each as defined in the Amended Loan Agreement (the “Financial Covenants”). Additionally, the Company did not meet covenants limiting the amount of fixed assets permitted to be acquired in the Quarter ended March 31, 2008 and related to the Company filing its Form 10Q for the Quarter Ended March 31, 2008 with the SEC on a timely basis. Bank of America has agreed to not declare the Company in default as a result of not meeting the covenants described above and to specifically waive such events of default. Bank of America has also agreed that through August 15, 2008 it will not accelerate the due date in the Amended Loan Agreement from November 30, 2009.
     Based upon a forecast of its operations for the remainder of the year ended December 31, 2008 the Company has informed Bank of America that it does not believe it will meet the Financial Covenants mentioned above, as well as an additional financial covenant, Consolidated Fixed Charge Ratio, which becomes effective for the quarter ending September 30, 2008, for the remainder of the year ended December 31, 2008.
     The Company and Bank of America have agreed to renegotiate the aforementioned financial covenants for the periods ending after May 31, 2008. Such negotiation may result in amendments to the Amended Credit Agreement for items other than those related to financial covenants.
      Although, as noted above, Bank of America has not declared the Company in default and has not accelerated the due date of the debt, in accordance with U.S. GAAP, as prescribed in Emerging Issues Task Force release number 86-30, the Company has reclassified the $21.9 million due on November 30, 2009 as a current liability at March 31, 2008.
Cash Requirements

	March 31,	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents (excluding restricted cash)	$5,662	$9,630

Borrowing facilities and notes payable	$53,072	$54,339

Working capital deficit	$2,811	$22,026

     Our future cash requirements are dependent on fluctuations in working capital, profitability of the business and capital purchase requirements. These fluctuations are caused primarily by several factors.
     We continue to perform deployment services on a limited basis in certain countries (primarily Algeria and the U.K.) in the EMEA region. Historically, a significant number of deployment services contracts limit our ability to bill the customer until certain milestones are met. Additionally, some of the deployment services contracts contain provisions for the customer to withhold a portion of the payment of our billings (retainage) until the contract is complete. As a result of the milestone-based billings and retainages of amounts billed our working capital needs are increased as we incur costs in performing deployment services that require cash expenditures in advance of the billings and collections from our customers. Additionally, deployment services performed in certain countries (U.S., Italy and Spain) historically had very low profit margins. From time to time the Company has also entered into contracts for non-deployment services where milestone-based billings are used. While such contracts represent a lesser percentage of our business, they nonetheless result in working capital fluctuations. Additionally, Saudi Arabian regulations require a 10% hold back on all payments for services performed in Saudi Arabia until tax returns in that country are accepted by Saudi tax authorities.

     In 2006, we significantly decreased our dependence on working capital intensive and lower margin deployment services as we exited that business in the U.S. and Brazil in the Americas region and wound down deployment service contracts in countries such as Italy and Spain. This has decreased working capital fluctuations and working capital needs. Additionally, we will continue to focus our business on RF engineering services and operations and maintenance contracts. As a result of the decreased dependence on the deployment related services, we experienced less fluctuation in our working capital as non-deployment services are generally higher margin businesses and require less working capital. Additionally, such services are generally not milestone based or have shorter milestone periods and in many cases do not have retainage provisions. We have also been able to lessen some of the working capital needs created by these contracts by negotiating payment terms with our contractors that more closely match our payments to the vendors to the payments we receive from our customers. Additionally, to increase our liquidity we have entered into accounts receivable or other asset-based financing arrangements. Finally the reduced activity of deployment related services in the UK and Algeria have positively impacted cash flow as we have been able to collect amounts owed to us for such past services with no requirement to increase the need for working capital as a result of the relatively low level of new deployment service activity in 2007 and 2008.
     On July 3, 2007, we filed a current report on Form 8-K disclosing that as a result of reduced operations in the UK and Algeria and as part of our recent WFI acquisitions, effective June 27, 2007, we have taken steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K. Total charges of approximately $1.6 million, were incurred primarily in the second and third quarters of 2007. Approximately $1.0 million of the charge is related to severance and headcount related costs and $0.1 million is related to consolidation of certain facilities and other non-headcount related expenses. During the second quarter of 2007, we recorded a $0.5 million recovery of a prior restructuring charge. We paid the majority of severance and related costs in the third quarter of 2007, with the remaining costs paid in the fourth quarter of 2007. The cash payments related to the consolidation of facilities will be made over the term of the related leases, the longest of which terminates in May 2014.
     Additionally, LCC has certain mandatory cash requirements over the next 12 months which include lease obligations of $6.0 million and debt repayments of $4.4 million. In addition, the company has a $2.3 million term loan that is due in 12 months under the second amendment to the amended and restated credit agreement with Bank of America. Also, the company has $0.7 million that remains to be paid as part of WFI EMEA acquisition that occurred in March 2007.
     We believe that our cash balances, current financing agreements and access to additional financing will provide us with sufficient cash to fund our operations for at least the next 12 months.
     Existing contractual obligations are primarily limited to operating leases, primarily for office facilities, and to a lesser extent, test equipment computers and office furniture.
CRITICAL ACCOUNTING POLICIES
     Our critical accounting policies are as follows:
•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for income taxes;

•	restructuring charge; and

•	goodwill and purchased and other intangibles.
Revenue recognition
     Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 30.4% for the three months ended March 31, 2008 and was 54.7% for the year ended December 31, 2007. We recognize revenues on fixed-price contracts using the percentage-of -completion method. With the percentage-of -completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At March 31, 2008 and December 31, 2007, we had $24.1 million and $22.0 million respectively, of unbilled receivables.

Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the three months ended March 31, 2008 and 2007, we derived 61.4% and 75.3%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. For the year ended December 31, 2007, we derived 63.2% of total revenues from our ten largest customers. These ten largest customers constituted 33.9% and 62.9% of our net receivable balance as of March 31, 2008 and December 31, 2007, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown.
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
     Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. These deferred tax assets primarily consist of net operating losses and tax credits carried forward. The net deferred tax assets as of ended March 31, 2008 and December 31, 2007 were $2.5 million and $2.0 million, respectively.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of recognized tax benefits as of the date of adoption was approximately $0.9 million and includes both taxes and penalties. Additionally, at January 1, 2007, the Company’s deferred tax asset and corresponding valuation allowance were reduced by $1.9 million for cumulative FIN 48 adjustments related to years prior to 2007 that were not recognized as a cumulative adjustment to the accumulated deficit at January 1, 2007. In years prior to 2007, interest and penalties related to adjustments to income taxes as filed has not been significant. The Company intends to include such interest and penalties in its tax provision. There have been no changes in the liability for unrecognized tax benefits during the three months ended March 31, 2008.
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
     Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2008 through 2014. The accrual remaining at March 31, 2008 includes less than $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans, and are associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual in respect of the 2002 Restructuring and the 2005 Restructuring plans assumes as of March 31, 2008 that the Company will receive $2.1 million in sublease income, all of which is committed.

     During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a net restructuring charge of $1.1 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.1 million was related to other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs paid in the fourth quarter of 2007. The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. The Company included these severance charges in goodwill. The accrual remaining at March 31, 2008 includes approximately $0.2 million in respect of the 2007 Restructuring.
     In the first quarter of 2008, the Company adopted a restructuring plan (“2008 Restructuring”), and recorded a restructuring charge of $0.4 million for excess Corporate office space that is non-cancellable though 2017 that it has elected not to occupy and is attempting to sublet. The charge has been determined based on the fair values of the remaining lease rentals reduced by estimated sublease rentals.
Goodwill and Other Intangibles
     In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangibles Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2007 and determined that there was no impairment. We will complete the required impairment review in the fourth quarter of fiscal 2008.
     Upon acquisition, our intangible assets, which are subject to amortization, are recorded at fair value. SFAS 142 requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize intangible asset impairment charges during the three months ended March 31 2008 and 2007.
     Our intangible assets are amortized over their estimated useful lives of 1 to 15 years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.
RELATED PARTY TRANSACTIONS
     The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and up to the third quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of its cash costs and expenses. The Company billed Telcom Ventures approximately $18,000 and $20,000 during the three months ended March 31, 2008 and 2007, respectively. The Company received reimbursements from Telcom Ventures of $6,000 and $20,000 during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, outstanding amounts associated with payments made by the Company under this agreement were approximately $6,000 and $7,000, respectively, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements. Also included in due from related parties and affiliates are employee advances of $48,000 and $25,000 at March 31, 2008 and December 31, 2007, respectively.
     The Company provided services to two customers where Telcom Ventures had a minority investment. For the three months ended March 31, 2008 and 2007, revenues earned from these customers were approximately $70,000 and $56,000. Billed and unbilled receivables outstanding from this customer were approximately $31,000 as of March 31, 2008 and $35,000 as of December 31, 2007, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to the impact of foreign currency fluctuations. The exposure to exchange rates relates primarily to our foreign subsidiaries. Subsidiaries with material foreign currency exposure are in England, Algeria and Saudi Arabia. For our foreign subsidiaries, exchange rates can have an impact on the U.S. dollar value of their reported earnings and the inter-company transactions with the subsidiaries.
     Approximately 71.1% and 83.1% of the Company’s revenues were generated by our EMEA segment for the three months ended March 31, 2008 and 2007, respectively, the majority of which were in the Netherlands, Saudi Arabia, and the UK in 2008 and 2007. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2007 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $2.5 million during the three months ended March 31, 2008.
     We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these inter-company balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed from the London operations at March 31, 2008 (denominated in Euros) include Italy in the amount of $4.6 million, Algeria in the amount of $6.1 million and Saudi Arabia in the amount of $7.4 million. Foreign subsidiaries with amounts owed to the McLean operations at March 31, 2008 (denominated in Euros or British Pounds) include Italy in the amount of $4.6 million and the United Kingdom in the amount of $15.5 million. These balances generated a foreign exchange loss of $1.4 million included in our consolidated results for the three months ended March 31, 2008. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.2 million increase to our operating profits in 2008 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our condensed consolidated statements of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer, who is its principal executive officer, and its Chief Financial Officer, who is its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting noted in item (b) below.
(b) Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
     The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The Company’s management based the evaluation on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.
     Based on this evaluation, the Company’s management is reporting the following material weaknesses as of March 31, 2008:
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
     Because of the material weaknesses described above, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2008.
(c) Changes in Internal Control over Financial Reporting
     The Company took several steps to improve its internal controls in 2007 that protect the integrity of LCC’s financial reporting. In the Company’s Annual Report for the year end December 31, 2007 on Form 10-K (the “2007 10-K”), LCC reported two material weaknesses that were self identified. In 2008 LCC took steps to remediate these two material weaknesses. The overall changes are covered in item (d) below.
(d) Remediation Efforts
     In 2008, the Company took steps to remediate the two material weaknesses reported in the 2007 10-K, which were that the Company failed to maintain effective controls over the preparation of its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions and the Company failed to effectively plan, monitor, and carry out timely review activities of individual accounts and classes of transactions that resulted in the Company’s inability to meet is financial reporting filing deadlines with the SEC.
     In regard to the deficiency related to preparation of its consolidated income tax provision, the Company utilized an experienced professional services firm to partner with management to prepare its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions. These activities were not completed by March 31, 2008.
     In regard to the failure to effectively plan, monitor, and carry out timely review activities of individual accounts and classes of transactions that resulted in the Company’s inability to meet is financial reporting filing deadlines with the SEC, the Company hired an experienced Corporate Controller and Assistant Controller to improve these processes. These activities were not completed by March 31, 2008.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
     We are party to various non-material legal proceedings and claims incidental to our business.
Item 1A: Risk Factors
     There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

June 27, 2008