Form 10-Q
period 2008-06-30
LCC INTERNATIONAL INC
filed 2008-11-14
CIK 1016229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
As of November 7, 2008, the registrant had outstanding 27,344,684 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”).

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$37,238	$30,176	$79,602	$55,257
COST OF REVENUES (exclusive of depreciation shown separately below)	30,386	24,891	62,866	46,284

GROSS PROFIT	6,852	5,285	16,736	8,973
OPERATING EXPENSE:
Sales and marketing	4,112	3,678	8,031	6,616
General and administrative	8,324	6,222	15,929	12,833
Bad debt expense	1,883	183	1,754	183
Restructuring charge	3,736	1,063	4,162	1,063
Impairment charge	31,705	—	31,705	—
Depreciation and amortization	1,332	871	2,574	1,494

	51,092	12,017	64,155	22,189

OPERATING LOSS	(44,240)	(6,732)	(47,419)	(13,216)
OTHER INCOME (EXPENSE):
Interest income	4	17	8	78
Interest expense	(1,447)	(545)	(2,905)	(994)
Other	(7)	117	(1,424)	(148)

	(1,450)	(411)	(4,321)	(1,064)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(45,690)	(7,143)	(51,740)	(14,280)
PROVISION FOR INCOME TAXES	(1,817)	341	(1,678)	988

LOSS FROM CONTINUING OPERATIONS	(43,873)	(7,484)	(50,062)	(15,268)
DISCONTINUED OPERATIONS:
Gain from discontinued operations (net of applicable taxes of zero)	—	28	—	76
Loss on disposal of discontinued operations (net of applicable taxes of zero)	—	—	—	(1,550)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	—	28	—	(1,474)
NET LOSS	$(43,873)	$(7,456)	$(50,062)	$(16,742)

NET LOSS PER SHARE:
Continuing operations
Basic and diluted	$(1.62)	$(0.25)	$(1.86)	$(0.54)
Discontinued operations
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.06)
Net loss per share
Basic and diluted	$(1.62)	$(0.25)	$(1.86)	$(0.60)
WEIGHTED AVERAGE SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic and diluted	27,150	30,110	26,882	27,906
See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$11,055	$9,582
Restricted cash	350	220
Trade receivables, net of allowance for doubtful accounts of $2,657 and $279 at June 30, 2008 and December 31, 2007, respectively	31,174	43,999
Unbilled receivables	20,859	21,983
Due from related parties and affiliates	7	7
Due from disposal of business	—	1,800
Employee advances	202	26
Prepaid expenses and other current assets	5,581	4,162
Prepaid tax receivable and prepaid taxes	300	69

Total current assets	69,528	81,848
Property and equipment, net	4,767	6,087
Deferred income taxes, net	5,607	1,952
Goodwill	12,733	44,080
Other intangibles, net	15,247	15,875
Other assets	1,456	1,608

Total assets	$109,338	$151,450

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit	$28,395	$2,637
Note payable	2,300	5,788
Accounts payable	18,590	14,341
Accrued expenses	13,375	19,780
Accrued employee compensation and benefits	9,256	7,377
Deferred revenue	740	1,767
Income taxes payable	3,221	1,921
Accrued restructuring current	2,019	261
Other current liabilities	7,243	6,088

Total current liabilities	85,139	59,960
Lines of credit	79	22,025
Note payable	23,965	23,965
Accrued restructuring noncurrent	1,805	78
Other liabilities	903	735

Total liabilities	111,891	106,763
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value:
10,000 shares authorized; 5,738 convertible shares issued and outstanding	57	57
Class A common stock; $.01 par value:
70,000 shares authorized; 26,754 shares issued and 26,595 shares outstanding and 26,234 shares issued and 26,074 shares outstanding at June 30, 2008 and December 31, 2007, respectively	266	262
Class B common stock; $.01 par value:
20,000 shares authorized; 0 shares issued and outstanding	—	—
Paid-in capital	133,569	133,089
Accumulated deficit	(146,314)	(96,252)

Subtotal	(12,422)	37,156
Accumulated other comprehensive income — foreign currency translation adjustments	10,751	8,413
Treasury stock (159 shares)	(882)	(882)

Total shareholders’ equity	(2,553)	44,687

Total liabilities and shareholders’ equity	$109,338	$151,450

See accompanying notes to condensed consolidated financial statements.

LCC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(50,062)	$(16,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,486	1,509
Provision (recovery) for doubtful accounts	2,265	(7)
Non-cash share-based compensation	602	1,093
Restructuring charge	3,448	931
Increase in restricted cash	(121)	—
Loss (gain) on disposal of Network Deployment business	—	1,550
Impairment charge	31,820	—
Loss on disposal of fixed assets	185	7
Changes in operating assets and liabilities:
Trade and unbilled receivables	13,315	5,766
Accounts payable and accrued expenses	(1,293)	(11,310)
Other current assets and liabilities	1,236	7,978
Other non current assets and liabilities	(1,298)	(4,646)

Net cash provided by (used in) operating activities	2,583	(13,871)
Cash flows from investing activities:
Purchases of property and equipment	(1,329)	(2,347)
Business acquisitions, net of cash acquired	—	(24,006)

Net cash used in investing activities	(1,329)	(26,353)
Cash flows from financing activities:
Repurchase of common stock — restricted stock plan	(117)	—
Proceeds from issuance of common stock, net	—	15,837
Proceeds from exercise of options	—	159
Proceeds from line of credit and notes payable	4,568	31,172
Payments on lines of credit and notes payable	(4,349)	(8,786)
Proceeds from note payable	—	—

Net cash provided by financing activities	102	38,382
Effect of exchange rate changes on cash and equivalents	117	124

Net increase (decrease) in cash and cash equivalents	1,473	(1,718)
Cash and cash equivalents at beginning of period	9,582	6,445

Cash and cash equivalents at end of period	$11,055	$4,727

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$864	$897
Income taxes	$994	$1,207
Supplemental disclosures of non cash investing and financing activities:
Reduction in due from disposal of business and related note payable	—	$3,188
Note payable issued in connection with business acquisition	—	$21,584
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
     The accompanying consolidated financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2007 consolidated financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.
      As of June 30, 2008, the Company had an accumulated deficit of approximately $146.3 million, has incurred a loss in the quarter then ended of $43.9 million and a loss for the six months ended of $50.1 million and had a working capital deficit of $15.6 million. The Company had approximately $11.1 million in cash, a significant portion of which is not readily available due to being located in certain foreign locations and approximately $1.0 million of borrowing availability under its debt facilities. The significant net loss in the second quarter included a goodwill impairment charge of $31.6 million and restructuring costs of $3.7 million. The Company’s plans to manage its liquidity position for the remainder of 2008 include the closing of excess office space; headcount reductions both at the corporate level and in its operating segments; reducing projected capital expenditures; and maintaining an intense focus on controlling discretionary expenses.
      The Company was not able to meet certain covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”) as of June 30, 2008. As a result, $21.9 million of the Company’s debt due on November 30, 2009 has been classified as a current liability in the accompanying consolidated balance sheet in accordance with Emerging Issues Task Force release number 86-30 (“EITF 86-30”), “Classification of Obligations When a Violation Is Waived by the Creditor”. Based upon a forecast of its operations for the remainder of the year ended December 31, 2008, the Company informed Bank of America that it does not believe it will meet the Financial Covenants mentioned above, as well as an additional financial covenant, Consolidated Fixed Charge Ratio, which becomes effective for the quarter ending September 30, 2008, for the remainder of the year ended December 31, 2008. As described in Note 20, Subsequent Events, the Company and Bank of America entered into a Forbearance Agreement and Third Amendment to Amended and Restated Credit Agreement on September 4, 2008. Under the Forbearance Agreement, Bank of America will forbear from enforcement of remedies based on certain prior and anticipated defaults by the Company so long as the Company complies with certain renegotiated financial covenants and certain non-financial covenants.
      As discussed in Note 10. Restructuring Charge, the Company regularly evaluates its plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed and our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, principal amounts of $24.7 million under various borrowing facilities will be repayable in 2009. We will likely require additional financing in 2009 or will have to refinance these obligations as they come due. However, there can be no assurance that we will be successful in securing financing or that it will be available to us at attractive terms, or at all.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, long-term contracts, allowance for doubtful accounts, accrual of income taxes, recoverability of investments in affiliates, recoverability of long-lived assets and goodwill, and the accrual of restructuring charges. Actual results could differ from these estimates.
     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.
Significant accounting policies are as follows:
     Cash Equivalents and Restricted Cash. Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and include overnight repurchase agreements, short-term notes, and short-term money market funds. At June 30, 2008 and December 31, 2007, the Company had $10.8 million and $4.6 million of cash in foreign bank accounts, respectively. Restricted cash is composed primarily of performance and or bid bonds in our EMEA region.
     Concentration of Credit Risk Financial instruments that potentially expose us to concentration of credit risk consist primarily of trade receivables. The Company sells services globally. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts related to potential credit losses. The Company had the following significant concentrations of trade receivables from customers located outside the United States at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(in thousands)

Europe	$16,840	$14,934
Middle East/Africa	$8,742	$16,085
Asia-Pacific	$110	$110
     The Company’s existing and potential customer base is diverse and includes start-up companies and foreign enterprises. The Company derived approximately 66.7% and 66.3% of its revenues from its ten largest customers for the three months ended June 30, 2008 and June 30, 2007, respectively. The Company derived approximately 64.8% and 68.7% of its revenues from its ten largest customers for the six months ended June 30, 2008 and June 30, 2007, respectively. These ten largest customers constituted 40.9% and 62.9% of our net receivable balance as of June 30, 2008 and December 31, 2007, respectively.
     Although the Company believes that the diversity of its customer base may minimize the risk of incurring material losses due to concentrations of credit risk, the Company may be exposed to a declining customer base in periods of market downturns, severe competition, exchange rate fluctuations or other international developments.
     Fair Value of Financial Instruments The carrying amounts of financial instruments, including cash and cash equivalents, receivables, restricted cash, accrued expenses, and accounts payable, approximated fair value as of June 30, 2008 and December 31, 2007 because of the relatively short duration of these instruments. The carrying value of the borrowing facilities approximated the fair value as the instruments included a market rate of interest.
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
     The Company files a U.S. consolidated income tax return with its domestic subsidiaries. However, the Company's foreign subsidiaries are not included in the U.S. consolidated income tax return and the income or loss of the foreign subsidiary may not offset the income or loss of the U.S. company and its domestic subsidiaries.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 11, Income Taxes-Adoption of FIN 48.
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
     The Company is also subject to foreign currency transaction gains or losses due to inter-company payables and receivables denominated in foreign currency. Foreign subsidiaries with amounts owed from the London operations at June 30, 2008 (denominated in Euros) include Italy, Algeria and Saudi Arabia. Foreign subsidiaries with amounts owed to the McLean operations at June 30, 2008 (denominated in Euros or British Pounds) include Italy and the United Kingdom. For the three months ended June 30, 2008 and 2007, these balances generated a foreign exchange gain (loss) of $0.3 million and ($0.3) million, respectively. For the six months ended June 30, 2008 and June 30, 2007, these balances generated a foreign exchange (loss) of ($1.1) million and ($0.0) million, respectively. These amounts are included in other income (expense) in the condensed consolidated statements of operations.

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
     Earnings (Loss) Per Common Share. The calculation of earnings (loss) per common share is based on the weighted average number of shares outstanding during the applicable period. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive. The Company has 13.6 million potentially diluted shares which were excluded from the computation of weighted average shares outstanding , as inclusion would be anti-dilutive.
     Factoring of Accounts Receivable. In 2007, the Company entered into an accounts receivable factoring agreement with a certain financial institution whereby the Company may sell eligible accounts receivable. The Company accounts for the transaction under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as amended by SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS No. 140”). See Note 9, Borrowings.
NOTE 3. NEW ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,”(“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) which excludes SFAS No. 13, “Accounting for Leases”, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. Management has concluded that there is no material impact on financial assets and liabilities at June 30, 2008.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has adopted SFAS 159 but did not make an election to apply it to any eligible financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” (“SFAS No. 160”). SFAS No. 141R replaces SFAS No. 141 and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition cost, in process research and development and restructuring cost, impact on income tax expense of changes in deferred tax valuation allowances and acquired income tax uncertainties in a business combination after the measurement date. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Both SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. Management is currently evaluating the impact that SFAS No. 160 will have on the Company’s financial position or results of operations.
     In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008.
     In February 2008, the FASB issued Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP 140-3 is effective for financial statements issued for the fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that FSP 140-3 will have on the Company’s financial position and results of operations.
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion,” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that FSP APB 14-1 will have on the Company’s financial position and results of operations.
     In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that FSP EITF 03-6-1 will have on the Company’s financial position and results of operations.
     Other new pronouncements issued during the second quarter of 2008 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.
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
     The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $2.1 million was recorded at acquisition based on a purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. The goodwill recorded is not deductible for U.S. tax purposes. See also Note 2, Summary of Significant Accounting Policies.
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
WFI— U.S.
     On May 29, 2007, the Company acquired certain assets and liabilities of the U.S. wireless engineering services business of WFI (“WFI-U.S.”), which included customer contracts, tools, other assets and approximately 350 employees. The purchase consideration was approximately $38.6 million, (calculated principally as the difference between $46.0 million and the amount of certain working capital to be retained by WFI, estimated to be approximately $7.4 million), $17.0 million of which was paid in cash and $21.6 million of which was paid by the issuance by the Company to WFI of a promissory note (the “Note”), which Note is subordinated to the Company’s obligations under the amended and restated credit facility with Bank of America discussed in Note 9, Borrowings. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. Transaction and other related costs of approximately $3.0 million (including $0.5 million of severance costs) were incurred in connection with the transaction. On July 5, 2007, WFI entered into an assignment agreement with SPCP Group L.L.C. (“SPCP”) whereby the rights, title and interest in the Note were transferred to SPCP. A portion of the cash consideration was funded by the Company’s borrowings under the revolving credit facility with Bank of America, which was amended on May 29, 2007, in connection with the Company’s purchase. See Note 9, Borrowings.
     The acquisition was accounted for under the purchase method of accounting. Goodwill totaling $27.3 million was recorded at acquisition based on a purchase price allocation by management. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired and is deductible for U.S. tax purposes.
     The Company paid a premium over the fair value of the net assets acquired for a number of reasons, primarily to expand its professional workforce and geographic markets not previously served. See also Note 2, Summary of Significant Accounting Policies.
     The results of operations of WFI-U.S. have been included in the results of operations since the acquisition date. The following table summarizes unaudited pro forma financial information assuming the US WFI acquisition had occurred on January 1, 2007. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Revenue	$37,263	$75,273
Operating loss	$(7,510)	$(13,995)
Net loss	$(9,057)	$(19,190)
Loss per share (basic and diluted)	$(0.30)	$(0.69)

          On June 9, 2008, the Company acquired the assembled workforce and the exclusive rights as the preferred engineering service provider to the clients of TruePosition, Inc (“TP”), which included approximately 26 employees. The purchase consideration is contingent on future revenue levels and amounts to approximately $3.0 million. The earn-out is based on achieving a specific revenue level within a two year period and will be recorded when the earn-out has been achieved.
NOTE 5. DISCONTINUED OPERATIONS
     In 2006, the Company made the decision to sell its U.S. Network Deployment operations and its Brazilian Subsidiary, LCC do Brasil Ltda. (“LCCI Brazil”). Previously, in accordance with SFAS No. 144, the operating results of these operations have been classified as discontinued operations in the condensed consolidated statement of operations.
      As of June 30, 2008, the Company has decided not to proceed with the sale of LCCI Brazil and would be made insolvent and therefore, has reclassified its assets and liabilities from held for sale to held for use and its operating results from discontinued operations to continuing operations including prior comparative periods in the accompanying condensed consolidated financial statements. Property and equipment has also been recorded as impaired for $0.1 million.
      The Company has also recognized severance costs related to the above of approximately $0.6 million and are also included in the restructuring charge in the condensed consolidated financial statements.
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
     Prior to this decision, the results of these operations were reported in the Americas segment. Nokia Inc. (“Nokia”) acquired certain assets, including all unbilled accounts receivable and certain fixed assets and assumed certain liabilities, contracts, and personnel associated with the U.S. network Deployment business, for a total consideration of $10.2 million. The consideration included $1.0 million of cash proceeds, with the remainder to be paid upon final settlement. The Company and Nokia reached a definitive agreement on the amount receivable (reported in the Company’s condensed consolidated financial statements as Due from Disposal of Business) for $1.8 million which was paid in March 2008. As a result of this definitive agreement, the Company recognized a charge to Discontinued Operations of $1.5 million at March 31, 2007.
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
     The Company also entered into a transition services agreement whereby the Company provides Nokia with transitional services for a period of up to 12 months. For such transitional services, Nokia pays the Company a monthly fee which escalated after the first six months and escalated further after nine months. During the three and six months ended June 30, 2007 monthly fees billed under this agreement were not significant.

     The following table presents revenue, gross margin and pre-tax operating loss for the U.S. Network Deployment business for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	—	$30	—	$91
Gross margin	—	$30	—	$91
Income from discontinued operations (net of applicable taxes of zero)	—	28	—	77
Loss on disposal of discontinued operations (net of applicable taxes)	—	—	—	(1,550)
Total income (loss) from discontinued operations	—	$28	—	$(1,473)
     As of June 30, 2008, there were no assets or liabilities related to the discontinued operations of the U.S. Network Deployment business.
NOTE 6. ACCOUNTS RECEIVABLE
     The Company is party to various contracts for which revenues are recognized on the percentage-of-completion method. Certain of these contracts have large amounts of unbilled receivables associated with them and will be performed over a period of more than one year. As of June 30, 2008 and December 31, 2007, the Company had $2.1 million and $4.0 million, respectively, billed but not paid by customers under retainage provisions in contracts. As of June 30, 2008 and December 31, 2007, the Company had $4.2 million and $14.8 million billed, respectively, and $5.7 million and $6.7 million unbilled but anticipated to be billed within one year, respectively, under retainage provisions in contracts.
     During May 2007, the Company entered into a factoring agreement (the “Agreement”) with Barclays Factoring, S.A., (“Barclays”) whereby the Company’s Spanish subsidiary may sell its eligible accounts receivable to Barclays on a revolving basis up to a maximum of 2.5 million Euros. Under the terms of the Agreement, accounts receivable are sold to Barclays without recourse at their face value less interest of EURIBOR at 90 days plus 0.9% and a commission of 0.15%. Accounts receivable sales were approximately 1.1 million Euros during the three months ended June 30, 2008.
      During the three months ended June 30, 2008, the Company increased the allowance for doubtful accounts by $2.3 million for high risk receivables in Algeria.
NOTE 7. PROPERTY AND EQUIPMENT
     At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Computer equipment	$3,523	$4,847
Software	9,309	9,448
Furniture and office equipment	14,421	16,238
Leasehold improvements	1,962	1,860
Vehicles	133	214

Property and equipment	29,348	32,607
Less accumulated depreciation and amortization	(24,581)	(26,520)

Property and equipment, net	$4,767	$6,087

     Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2008 and 2007 was $1.0 million and $0.9 million, respectively and for the six months ended June 30, 2008 and 2007 was $1.9 million and $1.5 million, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
     As of June 30, 2008 and December 31, 2007, goodwill and other acquired intangible assets consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Goodwill	$12,733	$44,080

Other intangible assets:
Customer relationships	$17,546	$17,531
Trade names	247	230
Patents	48	43
Other	265	265

Other Intangibles	18,106	18,069
Less: Accumulated amortization	(2,859)	(2,194)

Other intangibles, Net	$15,247	$15,875

      Goodwill decreased to $12.7 million as of June 30, 2008 due to an impairment loss of $31.6 million and a $0.1 million gain during the six months ended June 30, 2008 due to the foreign currency translation effect on goodwill balances maintained in British Pounds and Euros. See Note 4. Business Combinations. The Company performs its annual impairment review, annually in the fourth quarter. The Company evaluates goodwill for impairment between annual tests if indicators of impairment exist. During the second quarter of 2008 the price per share of the Company’s common stock declined by 83% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The discounted cash flows of the Americas and WF1 Europe reporting units were used as the fair values of the reporting units and have been reconciled to the Company’s market capitalization. Based on the requirements of SFAS No. 142, the Company determined that portion of its goodwill had been impaired and recorded an impairment charge of $14.9 million and $16.7 million in the Americas and Europe reporting units, respectively, in the second quarter of 2008.
      Subsequent to the impairment, the adjusted carrying amounts of goodwill for Americas and Europe reporting units amount to $12.5 million and $0.2 million, respectively.
      During the second quarter of 2008, the Company initiated the liquidation process for its Belgium subsidiary. The Belgium liquidation process resulted in a goodwill writeoff of $1.7 million which is included in Europe.
     Amortization expense of other intangibles was $0.3 million and $22,000 for the three months ended June 30, 2008 and 2007, respectively and $0.6 million and $44,000 for the six months ended June 30, 2008 and 2007. The estimated aggregate amortization expense for each of the five succeeding years is approximately $1.1 million. The weighted average amortization period for customer relationships is 15 years, 10 years for patents, 5 years for trade names, 1 year for other and 14.8 years in the aggregate.
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
     In December 2007, LCC Belgium entered into a credit agreement with ING Bank. Under this agreement, LCC Belgium may borrow annually up to approximately $66,000, which amount was advanced to the Company at an interest rate of 5.6% per year, repayable in twelve monthly payments, the final payment being due in December 2008. As of June 30, 2008 and December 31, 2007, LCC Belgium had $0.1 million outstanding under this credit facility.
     In January 2007, LCC Netherlands entered into a credit agreement with ABN AMRO Bank (“ABN AMRO”) whereby the Company was the beneficiary of an overdraft credit facility (“Facility A”) and a loan facility (“Facility B”). The maximum amount which LCC Netherlands may have outstanding under Facility A is 1.5 million Euros such that this is not to exceed 70% of the accounts receivable that were pledged as security for the loan. In August 2007, the maximum amount which LCC Netherlands can have outstanding on Facility A was increased by 1.0 million Euros to 2.5 million Euros. The increase will cover working capital requirements for a project awarded in August 2007. The project will end in September 2008 and at which time the credit facility will be reduced to original credit facility limit of 1.5 million Euros. Interest on amounts outstanding under this Facility A are calculated at a rate equal to ABN AMRO’s adjustable Euro basis interest rate plus 1.5%. This was 7.15% at June 30, 2008. At June 30, 2008 and December 31, 2007, the U.S. dollar equivalent of the outstanding loan was $3.1 million and $2.0 million, respectively, under Facility A. Under Facility B, ABN AMRO advanced to LCC Netherlands 0.4 million Euros. Interest on the loan is calculated at a fixed interest rate of 5.5% per year. The loan is repayable quarterly over two years, with the first payment due May 1, 2007. Both of these facilities are secured by a pledge on the accounts receivable and fixed assets of LCC Netherlands. At June 30, 2008 and December 31, 2007, the U.S. dollar equivalent of the outstanding loan was $0.2 million and $0.4 million, respectively, under Facility B.
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
     The new credit facility was amended on May 29, 2007 (“the amended credit facility”), in connection with the Company’s purchase of certain assets and liabilities of WFI’s U.S. wireless engineering services business (See Note 4, Business Combinations). Under the terms of the amended credit facility, the aggregate amount owed to Bank of America by the Company, at any time was not to exceed $30.0 million. On November 30, 2007, the Company further amended and restated its outstanding credit facility with Bank of America, to among other things, provide for a bank waiver and amend certain covenants in the agreement for all events of default. This amended and restated credit facility provides for a total principal borrowing amount of up to $21.95 million which may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal repayments of $3.5 million on June 1, 2008 and $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009. The amended and restated credit facility provides for a number of financial and other covenants and the Company was not in compliance with all of them at March 31, 2008. On February 20, 2008, the Company filed a current report on Form 8-K disclosing that on February 19, 2008 it entered into a Second Amendment to Restated Credit Agreement and Waiver (the “Amendment”), which amends the Amended and Restated Credit Agreement dated as of May 29, 2007 (the “Credit Amendment”), among the Company, as borrower, certain domestic subsidiaries of the Company, as guarantors and Bank of America, as lender and administrative agent (the “Bank”). The Amendment provides, among other things, a waiver by the Bank of certain specified defaults under the Credit Agreement. The Amendment provides for additional deliveries that may be required under the Credit Agreement and failure to deliver will constitute an immediate event of default irrespective of otherwise applicable grace or cure period. At June 30, 2008 and December 31, 2007, there was $21.95 million outstanding, for both periods, under the revolving credit facility at an interest rate of 6.46% and 8.23%, respectively.
     On June 25, 2008, the Company increased the term loan by $650,000. The term loan may be adjusted from to time in accordance with the agreement. At June 30, 2008 and December 31, 2007, under the term loan, $2.3 million and $5.8 million, respectively, were outstanding at an interest rate of 8.00% and 10.25%, respectively. Total interest expense attributable to interest and fees arising from the Company’s credit facility with Bank of America for the three months ended June 30, 2008 and 2007 was approximately $0.5 million and $0.1 million, respectively and for the six months ended June 30, 2008 and 2007 was approximately $1.0 million and $0.1 million, respectively .
     The company has not met certain of the covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”). Specifically, the Company did not meet certain financial covenants related to Earnings before Income Taxes and Depreciation and Amortization (“EBITDA”) and the Consolidated Leverage Ratio ( debt to Consolidated EBITDA) each as defined in the Amended Loan Agreement (the “Financial Covenants”). Additionally, the Company did not meet covenants limiting the amount of fixed assets permitted to be acquired in the Quarter ended June 30, 2008 and related to the Company filing its Form 10Q for the Quarter Ended June 30, 2008 with the SEC on a timely basis. Bank of America has agreed to not declare the Company in default as a result of not meeting the covenants described above and to specifically waive such events of default. Bank of America has also agreed that through August 15, 2008 it will not accelerate the due date in the Amended Loan Agreement from November 30, 2009.

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
     Although, as noted above, Bank of America has not declared the Company in default and has not accelerated the due date of the debt, in accordance with U.S. GAAP, as prescribed in EITF No. 86-30, the Company reclassified the $21.9 million due on November 30, 2009 as a current liability at June 30, 2008.
     As described in Note 20, Subsequent Events, the Company and Bank of America entered into a Forbearance Agreement and Third Amendment to Amended and Restated Credit Agreement on September 4, 2008. Under the Forbearance Agreement, Bank of America will forbear from enforcement of remedies based on certain prior and anticipated defaults by the Company so long as the Company complies with certain renegotiated financial covenants (cumulative EBITDA and borrowing base coverage) and certain non-financial covenants. Among other things the Forbearance Agreement revises the Company’s principal payment schedule which rescheduled certain short-term principal payments scheduled to take place in 2008 until 2009 in exchange for an accelerated payment of $650,000 on September 4, 2008, which has been paid, and quarterly payments of $1,000,000 each on December 31, 2008, March 31, June 30 and September 30, 2009.
          On June 26, 2008 LCC International, Inc. (the “Company”) entered into a Third Amendment to Restated Credit Agreement and Waiver (the “Amendment”), which amends the Amended and Restated Credit Agreement, dated as of May 29, 2007 (as amended by that certain First and Second Amendment to Amended and Restated Credit Agreement and Waiver dated as of November 30, 2007 and as further amended on February 19, 2008, the “Credit Agreement”).
          The Amendment provides, among other things, (a) a waiver by the Bank of certain specified defaults under the Credit Agreement, and (b) a requirement that the financial statements described in Section 7.01(b) of the Credit Agreement with respect to the periods ended March 31, 2008, April 30, 2008, and May 31, 2008, in each case, along with any additional deliveries required under the Credit Agreement in connection therewith, to be delivered to the Bank on or before November 30, 2009, the failure of which will constitute an immediate event of default irrespective of otherwise applicable grace or cure period. In connection with this amendment, the company paid a non-refundable fee of $50,000.
     On June 1, 2007, the Company issued a Subordinated Promissory Note (“Note”) to WFI in connection with the purchase of the WFI U.S. engineering business. The original amount of the Note was $21.6 million. Such amount was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. The note has interest payable at rates based on the British Bankers Associated Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. This Note was subsequently sold by WFI to a third party. The Note is subordinated to the credit facility with Bank of America which among other things limits cash payments of interest or principal until certain conditions in the credit facility with Bank of America are met. The Note is payable on June 1, 2010. At June 30, 2008 and December 31, 2007 there was a balance of $23.9 million outstanding at an interest rate of 11.5% and 13.3%, respectively. Total interest expense attributable to the Company’s Note to WFI for the three and six months ended June 30, 2008 was approximately $0.7 million and $1.5 million, respectively. Interest payable related to this note amounts to $3.2 million and $1.7 million as of June 30, 2008 and December 31, 2007, respectively.
     During June 2008, the Company entered into an agreement (the “Agreement”) with Saudi British Bank (“SABB”), whereby the Company’s Saudi Arabia subsidiary will be granted of up to 80% of invoices with Saudi Telecom Co. and any other contract acceptable to the Bank on a revolving basis up to a maximum of SAR 10.0 million subject to full recourse and with a term of 180 days. Under the terms of the agreement the interest rate is based on the Saudi Interbank Offer Rate (“SIbor”) + 2.0% per annum. At June 30, 2008 the interest rate was 4.92%. The outstanding loan amounts to $2.7 million as of June 30, 2008.
      As of June 30, 2008, the Company has an outstanding credit facility in Brazil for $0.4 million.

     As of June 30, 2008, $1.0 million was available to be borrowed under our credit facilities.
     The aggregate maturities of borrowings as of June 30, 2008 are as follows (in thousands):

2008	$6,070
2009	24,704
2010	23,965
2011	—
2012	—

$54,739

NOTE 10. RESTRUCTURING CHARGE
     During 2002, the Company adopted a restructuring plan (“2002 Restructuring”), and recorded a restructuring charge of $13.5 million for severance related costs and costs associated with closing facilities and disposing of assets in EMEA and other corporate offices. The facility charge equals the existing lease obligation, less the anticipated rental receipts to be received from existing and potential subleases. This charge required significant judgments about the length of time that space will remain vacant, anticipated cost escalators and operating costs associated with the leases, market rate of the subleased space, and broker fees or other costs necessary to market the space. During the second quarter of 2005, the Company adopted a restructuring plan (“2005 Restructuring”), and recorded a net restructuring charge of $0.8 million for severance related costs and costs associated with closing facilities and disposing of assets.
     Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2008 through 2014. The accrual remaining at June 30, 2008 includes less than $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans, and are associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual with respect to the 2002 Restructuring and the 2005 Restructuring plans assumes as of June 30, 2008 that the Company will receive $1.1 million in sublease income, all of which is committed.
     During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a net restructuring charge of $1.1 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.1 million was related to other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs paid in the fourth quarter of 2007. The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. The Company included these severance charges in goodwill. The accrual remaining at June 30, 2008 includes approximately $0.2 million in respect of the 2007 Restructuring.
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
     In the second quarter of 2008, the Company adopted a restructuring plan (“2008a Restructuring”), and recorded a restructuring charge of $1.4 million for excess corporate office space, that is non-cancellable through 2014 that it has elected not to occupy and is attempting to sublet. The charge has been determined based on the fair values of the remaining lease rentals reduced by estimated sublease income, and severance costs of $2.3 million as a result of staff reductions. EMEA accounts for $2.9 million of the severance while Non-reportable and Americas account for $0.8 million.

     A reconciliation of the restructuring activities is as follows:

		Facilities and
		Other Non-
		Headcount
	Severance	Related Items	Total
	(in thousands)
Accrued restructuring as of January 1, 2007	$3	$1,033	$1,036
Restructuring charge	991	609	1,600
Reversal of excess severance	—	(493)	(493)
Restructuring charge on acquisition	545	—	545
Charges against the provision:
Payments for excess office space, net of sublease income	—	(824)	(824)
Payments for severance	(1,548)	—	(1,548)
Other	12	11	23

Accrued restructuring as of December 31, 2007	3	336	339
Restructuring charge	2,274	1,888	4,162
Charges against the restructuring liability:
Payments for excess office space, net of sublease income	—	(21)	(21)
Payments for severance	(656)	—	(656)

Accrued restructuring as of June 30, 2008	$1,621	$2,203	$3,824

     At June 30, 2008 and December 31, 2007, the accrued restructuring was classified as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Accrued restructuring current	$2,019	$261
Accrued restructuring non-current	1,805	78

Accrued restructuring total	$3,824	$339

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

     There have been no changes in the liability for unrecognized tax benefits during the quarter ended June 30, 2008.
NOTE 12. OTHER CURRENT LIABILITIES
     At June 30, 2008 and December 31, 2007, other current liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Due to WFI	$1,864	$1,837
Interest payable	3,154	1,685
Deferred rent	872	862
Due to customers	781	1,213
Other	572	491

Other current liabilities	$7,243	$6,088

NOTE 13. SHARE-BASED COMPENSATION
     The Company has recognized compensation expense for continuing operations for all stock options and restricted stock units for the three and six months ended June 30, 2008 and 2007 as follows:

	Americas		EMEA		Non Reportable Segments		Total
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands)

Three Months ended June 30,
Cost of revenues	$19	$19	$24	$48	$—	$—	$43	$67
Sales and marketing	5	6	24	21	11	9	40	36
General and administrative	12	10	60	70	79	176	151	256

	$36	$35	$108	$139	$90	$185	$234	$359

	Americas		EMEA		Non Reportable Segments		Total
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands)

Six Months ended June 30,
Cost of revenues	$39	$28	$48	$73	$—	$—	$87	$101
Sales and marketing	12	22	49	44	22	67	83	133
General and administrative	24	21	120	139	280	699	424	859

	$75	$71	$217	$256	$302	$766	$594	$1,093

NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is defined as net income (loss) plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments at June 30, 2008 and 2007. Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is as follows.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
	(in thousands)

Net income (loss)	$(43,873)	$	(7,456)	$(50,062)	$(16,742)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gains	(284)		257	2,338	693

Other comprehensive income (loss)	$(44,157)	$	(7,199)	$(47,724)	$(16,049)

NOTE 15. RELATED PARTY TRANSACTIONS
     The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and up to the third quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. Neera Singh did not stand for re-election after her term ended in 2007. On May 13, 2008, Dr. Rajendra Singh has elected to retire. He will fulfill his current board term but will not stand for re-election at the Companies 2008 Annual shareholders’ meeting. In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of its cash costs and expenses. The Company billed Telcom Ventures approximately $17,000 and $19,000 during the three months ended June 30, 2008 and 2007, respectively and approximately $35,000 and $39,000 during the six months ended June 30, 2008 and June 30, 2007, respectively, The Company received reimbursements from Telcom Ventures of $17,000 and $13,000 during the three months ended June 30, 2008 and 2007, respectively and approximately $35,000 and $33,000 during the six months ended June 30, 2008 and June 30, 2007. At June 30, 2008 and December 31, 2007, outstanding amounts associated with payments made by the Company under this agreement were approximately $7,000 for both periods and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements.
     The Company provided services to a customer where Telcom Ventures had a minority investment. For the three months ended June 30, 2008 and 2007, revenues earned from these customers were approximately $0 and $45,000, respectively and were approximately $70,000 and $0.1 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Billed or unbilled receivables outstanding from this customer were approximately $31,000 as of June 30, 2008, and $35,000 as of December 31, 2007, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.
NOTE 16. FAIR VALUE OF DEBT
     As of June 30, 2008, the Company has one significant long term financial instrument outstanding which is a Subordinated Promissory Note (“Note”) in connection with the purchase of the WFI U.S. engineering business. The original amount of the Note was $21.6 million but was subsequently increased to $23.9 million as result of a purchase price adjustment agreed to by the Company on January 22, 2008, related to the value of certain assets transferred. The note has interest payable at rates based on the British Bankers Associated Rate (“BBA LIBOR”) that escalate on various dates from BBA LIBOR plus 4% on June 1, 2007 to BBA LIBOR plus 13% on January 1, 2010 and which rate is increased by an additional 1% every six (6) months thereafter. The Note is payable on June 1, 2010.
     At June 30, 2008 and December 31, 2007 there was a balance of $23.9 million outstanding at an interest rate of 11.5% and 13.3%, respectively. The Company recognizes the carrying value of the note as representing the fair value of the note. The interest rate is adjusted periodically and reflect the current market conditions for debt with similar terms and remaining maturities.

NOTE 17. COMMITMENTS AND CONTINGENCIES
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
     Segment detail is summarized as follows:

					Operating
	Americas		EMEA		Segment Total
	2008	2007	2008	2007	2008	2007
	(in thousands)
Three Months ended June 30,
Revenues:
From external customers	$9,776	$8,637	$26,788	$21,080	$36,564	$29,717
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$9,776	$8,637	$26,788	$21,080	$36,564	$29,717

Loss before taxes	$(16,648)	$(1,349)	$(22,845)	$(2,607)	$(39,493)	$(3,956)

Total assets	$40,238	$56,768	$62,082	$80,400	$102,320	$137,168

					Operating
	Americas		EMEA		Segment Total
	2008	2007	2008	2007	2008	2007
	(in thousands)
Six Months ended June 30,
Revenues:
From external customers	$21,899	$12,811	$56,599	$41,547	$78,498	$54,358
Inter-segment revenues	—	—	—	—	—	—

Total revenues	$21,899	$12,811	$56,599	$41,547	$78,498	$54,358

Loss before taxes	$(16,614)	$(3,218)	$(24,111)	$(3,873)	$(40,725)	$(7,091)

     A reconciliation of totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Revenues for reportable segments	$36,564	$29,717	$78,498	$54,358
Revenues for non-reportable segments	674	459	1,104	899

Total consolidated revenues	$37,238	$30,176	$79,602	$55,257

Income (loss) before income taxes:
For reportable segments	$(39,491)	$(3,956)	$(40,723)	$(7,091)
For non-reportable segments	(6,199)	(3,187)	(11,017)	(7,189)

Total income (loss) before taxes	$(45,690)	$(7,143)	$(51,740)	$(14,280)

Assets:
Assets for reportable segments			$102,320	$137,168
Assets not attributable to reportable segments:
Cash and cash equivalents			60	1,035
Restricted cash			—	9
Deferred and prepaid tax assets			5,477	1,183
Property and equipment			389	605
Receivables			113	110
Prepaids and other			979	693

Total consolidated assets			$109,338	$140,803
NOTE 19. MANAGEMENT’S PLANS, LIQUIDITY AND BUSINESS RISKS
     As of June 30, 2008, the Company had an accumulated deficit of approximately $146.3 million, has incurred a loss in the quarter then ended of $43.9 million and a loss for the six months ended of $50.1 million and had a working capital deficit of $15.6 million. The Company had approximately $11.1 million in cash, a significant portion of which is not readily available due to being located in certain foreign locations and approximately $1.0 million of borrowing availability under its debt facilities. The significant net loss in the second quarter included a goodwill impairment charge of $31.6 million and restructuring costs of $3.7 million. The Company’s plans to manage its liquidity position for the remainder of 2008 include the closing of excess office space; headcount reductions both at the corporate level and in its operating segments; reducing projected capital expenditures; and maintaining an intense focus on controlling discretionary expenses.
     The Company was not able to meet certain covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”) as of June 30, 2008. As a result, $21.9 million of the Company’s debt due on November 30, 2009 has been classified as a current liability in the accompanying consolidated balance sheet in accordance with Emerging Issues Task Force release number 86-30 (“EITF 86-30”), “Classification of Obligations When a Violation Is Waived by the Creditor”. Based upon a forecast of its operations for the remainder of the year ended December 31, 2008, the Company informed Bank of America that it does not believe it will meet the Financial Covenants mentioned above, as well as an additional financial covenant, Consolidated Fixed Charge Ratio, which becomes effective for the quarter ending September 30, 2008, for the remainder of the year ended December 31, 2008. As described in Note 20, Subsequent Events, the Company and Bank of America entered into a Forbearance Agreement and Third Amendment to Amended and Restated Credit Agreement on September 4, 2008. Under the Forbearance Agreement, Bank of America will forbear from enforcement of remedies based on certain prior and anticipated defaults by the Company so long as the Company complies with certain renegotiated financial covenants and certain non-financial covenants.
     As discussed in Note 10. Restructuring Charge, the Company regularly evaluates its plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed and our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, principal amounts of $24.7 million under various borrowing facilities will be repayable in 2009. We will likely require additional financing in 2009 or will have to refinance these obligations as they come due. However, there can be no assurance that we will be successful in securing financing or that it will be available to us at attractive terms, or at all.
NOTE 20. SUBSEQUENT EVENTS
     On August 1, 2008, the Company announced that it has entered into an employment agreement (the “Employment Agreement”) with Kenny Young (“Mr. Young”), previously the Company’s President and Chief Operating Officer, pursuant to which the Company has engaged Mr. Young to serve as its Chief Executive Officer and as a member of the Company’s board of directors.

On August 7, 2008, the Company announced the appointment of Ted L. Hoffman to the Company’s Board of Directors effective July 31, 2008.
     On August 8, 2008 the Company received a notice from The NASDAQ indicating that the Company failed to comply with the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5) because the bid price of its common stock closed under $1.00 for 30 consecutive business days. The notice also stated that, in accordance with NASDAQ Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days, or until February 4, 2009, to regain compliance with NASDAQ Marketplace Rule 4450(a)(5). To regain compliance, the closing bid price of the Company’s common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days no later than February 4, 2009. In the event that the Company does not regain compliance with NASDAQ Marketplace Rule 4450(a)(5) by February 4, 2009, NASDAQ will provide written notification that the Company’s common stock will be delisted from The NASDAQ Global Market.
     On August 11, 2008, the Company announced that the Company’s 10-Q for the quarter period ending June 30, 2008 could not be filed within the prescribed time period because certain information and data relating to the Company’s foreign subsidiaries and necessary for the completion of the Company’s financial statements could not be obtained by the Company within such time period without unreasonable effort or expense. The Company is working expeditiously to address these matters and expects to file the Form 10-Q as soon as reasonably practicable thereafter.
     On August 20, 2008, the Company announced that it has received a NASDAQ staff determination letter stating that the Company is not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it has not timely filed with NASDAQ its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. As a result of the filing delay, the Company will be included in a list of non-compliant companies maintained by NASDAQ on its website.
     On September 4, 2008, the Company entered into a Forbearance Agreement and Third Amendment to Amended and Restated Credit Agreement, between the Company, the guarantors named therein and Bank of America, N.A., modifying that certain Amended and Restated Credit Agreement between the Company and the Lender dated May 29, 2007, as previously amended (the “Credit Agreement”). Under the Forbearance Agreement, the Lender will forbear from enforcement of remedies based on certain prior and anticipated defaults by the Company so long as the Company complies with certain renegotiated financial covenants (cumulative EBITDA and borrowing base coverage) and the Company has determined it is in compliance. The Forbearance Agreement revises the Company’s principal payment schedule which rescheduled certain principal payments due in 2008 in exchange for an accelerated payment of $650,000 on September 4, 2008, which has been paid, and quarterly payments of $1.0 million each on December 31, 2008 and March 31 and June 30 and September 30, 2009. The agreement also provides for a new term loan tranche in the amount of $9.0 million (the “Tranche”) of the Credit Agreement supported by a limited guaranty (the “Guaranty”) by Milfam Guarantor, LLC (“Milfam”) and BR Investco, LLC (“BRI” and with Milfam, the “Guarantors”).
     In connection with this agreement, the company paid a non-refundable forbearance fee of $275,000. The Company will be obligated for a non-refundable extension fee in the amount of 0.2% of the aggregate amount of obligations outstanding under the loan documents as of January 1, 2009 and a second extension fee in the amount of 0.2% of the aggregate of obligations outstanding under the loan documents as of April 1, 2009 and a third extension fee in the amount of 0.2% of the aggregate of obligations outstanding under the loan documents as of July 1, 2009 and a fourth extension fee in the amount of 0.2% of the aggregate amount of obligations outstanding under the loan documents as of October 1, 2009.
     In connection with the new term loan tranche, the investors and the guarantors pursuant to majority consent of the shareholders holding Series A Convertible Preferred Stock, the Company filed an Amended and Restated Certificate of Designations to reduce the number of shares designated as Series A Preferred Stock from 6,100,000 to 3,500,000 and (i) change the dividend terms to a dividend of 2% per annum, (ii) cause the Series A Preferred Stock to rank equally with the Series B and (iii) change the initial conversion price to $1.50.
     On September 26, 2008, the Company notified NASDAQ that it had decided to withdraw its hearing request before the NASDAQ Listing Qualifications Panel. As a result, NASDAQ informed the Company that the Company’s Class A Common Stock (the “Common Stock”) was suspended from trading by NASDAQ beginning at the opening of business on September 30, 2008, and that NASDAQ will initiate the delisting process. The Company’s Common Stock is currently quoted on the Pink Sheets.
     On October 7, 2008, the Company was notified by NASDAQ, of its Delisting Determination. NASDAQ has determined to remove from listing the Class A Common Stock of the Company, effective at the opening of the trading session on October 17, 2008. Based on a review of the information provided by the Company, NASDAQ Staff determined that the Company no longer qualified for listing on the Exchange pursuant to Marketplace Rule 4310(c)(14).
     On November 7, 2008, Susan Ness resigned from the Board of Directors, effective immediately.

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
Americas: Headquartered in McLean, Virginia, the Americas region provides a range of service offerings to wireless operators, generating 27.5% of our total revenue.
EMEA: Based in the Netherlands, EMEA is responsible for operations in the Netherlands, Belgium, France, Italy, Spain, the U.K, Algeria, Pakistan, Saudi Arabia and Turkey. During the six months ended June 30, 2008, EMEA generated approximately 71.1% of our total revenue.
Nonreportable segments: This segment of our business includes the wind down of our operations in Asia Pacific, LCC Wireline, Inc., Brazil, Corporate and the Wireless Institute. For the six months ending June 30, 2008, Brazil generated $1.1 million of revenue.
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

     General and administrative expenses consist of compensation, benefits, office and occupancy, and other costs required for the finance, human resources, information systems, and executive office functions. Sales and marketing expenses consist of salaries, benefits, sales commissions, travel and other related expenses required to implement our marketing, sales and customer support plans. An impairment charge of $31.7 million was recorded in the second quarter of 2008 as a result of the Company’s evaluation of goodwill during the same quarter. See Note 8, Goodwill and Other Intangible Assets.
     We generate cash from fixed price contracts by billings associated with contract milestones, which are typically agreed upon with our customers at the time the contracts are negotiated. For our time and materials contracts, we usually bill our customers on a monthly basis as services are performed. On large network deployment contracts, which involve the design and construction of complex wireless networks, it is increasingly common for our customers to require fewer contract milestones than in previous years. This results in extending the periods during which we are obliged to fund our operating costs until a milestone can be billed to the customer. This increases the capital that we require to operate the business. This is an integral part of our business and we are constantly striving to manage our working capital requirements.
     Another statistic that we monitor is our contract backlog, which at June 30, 2008, comprised firm backlog of $63.7 million (2007 $82.8 million) and implied backlog of $27.1 million (2007 $16.9 million). We expect that our contract backlog will vary from time to time as we deliver contract revenues and win new awards. We define firm backlog as the value of work-in-hand to be done with customers as of a specific date where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount (for example, the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the client to pay us for the work to be performed. We define implied backlog as the estimated revenues from master service agreements and similar arrangements, which have met the first two conditions set forth above but for which we have not received a firm contractual commitment.
     We have completed a number of business dispositions, acquisitions and investments, some of which have either generated significant cash proceeds or created significant requirements for cash and these transactions significantly affect the year-to-year comparability of our financial statements. During the second quarter of 2006, we made the decision to sell our U.S. Network Deployment operations for a total consideration of $10.2 million. The consideration included approximately $1.0 million of cash proceeds. At December 31, 2007, $1.8 million was due from Nokia in connection with this transaction and was collected in March 2008. In conjunction with the sale, we entered into a loan agreement with a maximum amount outstanding of $4.2 million. This loan was repaid in full during 2007. On December 29, 2006, we completed the purchase of Detron Belgium NV (“Detron Belgium”), a provider of technical services to the telecommunications industry in Belgium and Luxembourg, for $1.9 million pursuant to a share purchase agreement. During the second quarter of 2008, we initiated the liquidation process for this Belgian subsidiary. On March 9, 2007, we purchased certain equity interests of WFI’s EMEA business for a purchase price of approximately $4.4 million including transaction related costs. On June 1, 2007, we acquired certain assets and liabilities of WFI’s U.S. wireless engineering services business for a purchase price of approximately $43.4 million (after adjustment for final agreement on the value of net assets transferred). We expect to continue to consider business dispositions, acquisitions and investments as a way of supporting our longer-term strategies.
     As of June 30, 2008, the Company has decided not to proceed with the sale of LCC Brazil and would be made insolvent and therefore, has reclassified its assets and liabilities from held for sale to held for use and its operating results from discontinued operations to continuing operations including prior comparative periods in the accompanying condensed consolidated financial statements.
RECENT DEVELOPMENTS
     On August 1, 2008, the Company announced that it has entered into an employment agreement (the “Employment Agreement”) with Kenny Young (“Mr. Young”), previously the Company’s President and Chief Operating Officer, pursuant to which the Company has engaged Mr. Young to serve as its Chief Executive Officer and as a member of the Company’s board of directors.

     On August 7, 2008, the Company announced the appointment of Ted L. Hoffman to the Company’s Board of Directors effective July 31, 2008.
     On August 8, 2008 the Company received a notice from The NASDAQ indicating that the Company failed to comply with the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5) because the bid price of its common stock closed under $1.00 for 30 consecutive business days. The notice also stated that, in accordance with NASDAQ Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days, or until February 4, 2009, to regain compliance with NASDAQ Marketplace Rule 4450(a)(5). To regain compliance, the closing bid price of the Company’s common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days no later than February 4, 2009. In the event that the Company does not regain compliance with NASDAQ Marketplace Rule 4450(a)(5) by February 4, 2009, NASDAQ will provide written notification that the Company’s common stock will be delisted from The NASDAQ Global Market.
     On August 11, 2008, the Company announced that the Company’s 10-Q for the quarter period ending June 30, 2008 could not be filed within the prescribed time period because certain information and data relating to the Company’s foreign subsidiaries and necessary for the completion of the Company’s financial statements could not be obtained by the Company within such time period without unreasonable effort or expense. The Company is working expeditiously to address these matters and expects to file the Form 10-Q as soon as reasonably practicable thereafter.
     On August 20, 2008, the Company announced that it has received a NASDAQ staff determination letter stating that the Company is not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it has not timely filed with NASDAQ its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. As a result of the filing delay, the Company will be included in a list of non-compliant companies maintained by NASDAQ on its website.
     On September 4, 2008, the Company entered into a Forbearance Agreement and Third Amendment to Amended and Restated Credit Agreement, between the Company, the guarantors named therein and Bank of America, modifying that certain Amended and Restated Credit Agreement between the Company and the Lender dated May 29, 2007, as previously amended (the “Credit Agreement”). Under the Forbearance Agreement, the Lender will forbear from enforcement of remedies based on certain prior and anticipated defaults by the Company so long as the Company complies with certain renegotiated financial covenants (cumulative EBITDA and borrowing base coverage) and the Company has determined it is in compliance. The Forbearance Agreement revises the Company’s principal payment schedule which rescheduled certain principal payments in 2008 in exchange for an accelerated payment of $650,000 on September 4, 2008, which has been paid, and 2009 quarterly payments of $1.0 million each on December 31, 2008, March 31, June 30 and September 30, 2009. The agreement also provides for a new term loan tranche in the amount of $9.0 million (the “Tranche”) of the Credit Agreement supported by a limited guaranty (the “Guaranty”) by Milfam Guarantor, LLC (“Milfam”) and BR Investco, LLC (“BRI” and with Milfam, the “Guarantors”).
     In connection with the new term loan tranche, the investors and the guarantors pursuant to majority consent of the shareholders holding Series A Convertible Preferred Stock, the Company filed an Amended and Restated Certificate of Designations to reduce the number of shares designated as Series A Preferred Stock from 6,100,000 to 3,500,000 and (i) change the dividend terms to a dividend of 2% per annum, (ii) cause the Series A Preferred Stock to rank equally with the Series B and (iii) change the initial conversion price to $1.50.
           On September 26, 2008, the Company notified NASDAQ that it had decided to withdraw its hearing request before the NASDAQ Listing Qualifications Panel. As a result, NASDAQ informed the Company that the Company’s Class A Common Stock (the “Common Stock”) was suspended from trading by NASDAQ beginning at the opening of business on September 30, 2008, and that NASDAQ will initiate the delisting process. The Company’s Common Stock is currently quoted on the Pink Sheets.
          On October 7, 2008, the Company was notified by NASDAQ of its Delisting Determination. NASDAQ has determined to remove from listing the Class A Common Stock of the Company, effective at the opening of the trading session on October 17, 2008. Based on a review of the information provided by the Company, NASDAQ Staff determined that the Company no longer qualified for listing on the Exchange pursuant to Marketplace Rule 4310(c)(14).
          On November 7, 2008, Susan Ness resigned from the Board of Directors, effective immediately.
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
     We tend to benefit from projects undertaken by our customers to introduce new technologies and services in their networks and we tend to suffer when projects are delayed. Revenues from 3G networks constituted approximately 54.4% and 37.8% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and 56.7% and 39.3% for the six months ended June 30, 2008 and 2007, respectively, and it is expected to be an area of business growth in the future. A large proportion of the contracts awarded by our customers are fixed price, and we expect this trend to continue. A recent trend is for the award of fixed price contracts to cover the design and deployment of a certain geographic network area on a full turnkey basis, including planning, engineering design, site acquisition, construction and deployment services.
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
     We have also observed an increase in spending on wireless networks in developing countries. However, the increase in worldwide terrorism may affect our business in these countries. For example, the U.S. State Department has issued security advisories for U.S. nationals in Saudi Arabia, Algeria, Pakistan and certain other countries in the Middle East. While we tend to staff these projects largely with local or regional personnel, we do recognize that undertaking work in such areas at this time carries a higher level of operating and political risk than in other more developed areas.
     Recent negative events in the financial and credit markets throughout substantially all of the world will, based on various publicly available economic forecasts, continue to have a negative economic impact for some period into the future. These events, which include the failure of banks in many of the countries in the industrialized world and the near failure of such financial international financial institutions as well as a major constriction of the capital markets, have also negatively impacted the credit markets in substantially all of the countries in which the company does business. Additionally, most current publicly available economic forecasts predict that a substantial number of the worlds counties are in or about to enter a recession and some, if not many, could be about to enter a depression. This has resulted in the consumers in many countries in which the Company operates drastically restrict their spending habits. Public forecasters predict this very significant decrease in consumer spending will have a major impact on nearly every industry. Accordingly, the above described conditions could negatively impact the Company’s customers by decreasing their revenues or by restricting their access to financing needed to continue the services the Company currently provides to them and limit future services the Company may provide. This could have a significant negative impact on the company’s operations and financial condition.

RESULTS OF OPERATIONS
     The discussion below provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.
Revenues, Cost of Revenues and Gross Margins

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008		2007		2008		2007
	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)	(in thousands)	(% of revenue)

Revenues:
Americas	$9,776		$8,637		$21,899		$12,811
EMEA	26,788		21,080		56,599		41,547
Non-reportable segments	674		459		1,104		899

	37,238		30,176		79,602		55,257
Cost of revenues:

Americas	7,862	80.4%	7,617	88.2%	16,485	75.3%	12,132	94.7%
EMEA	21,816	81.4%	16,718	79.3%	45,174	79.8%	33,162	79.8%
Non-reportable segments	708	105.0%	556	121.1%	1,207	109.3%	990	110.1%

	30,386	81.6%	24,891	82.5%	62,866	79.0%	46,284	83.8%
Gross margins:
Americas	1,914	19.6%	1,020	11.8%	5,414	24.7%	679	5.3%
EMEA	4,972	18.6%	4,362	20.7%	11,425	20.2%	8,385	20.2%
Non-reportable segments	(34)	(5.0%)	(97)	(21.1%)	(103)	(9.3%)	(91)	(10.1%)

	$6,852	18.4%	$5,285	17.5%	$16,736	21.0%	$8,973	16.2%
Americas
     Revenues in the Americas region increased to $9.8 million in the second quarter of 2008 from $8.6 million in the second quarter 2007. This increase was primarily due to the acquisition of the WFI U.S. engineering business in June 2007 and winning several new contracts. The gross margin for the Americas increased to 19.6% from 11.8% in the second quarter of 2008 primarily as a result of the increased revenue, new higher margin contracts, cost cutting actions and improved utilization of our revenue generating workforce.
     For the six months ended June 30, 2008, revenues in the Americas increased to $21.9 million from $12.8 million for the six months ended June 30, 2007. This increase is largely due to the acquisition of WFI U.S. in June 2007. Revenue generated from Wimax with one of the larger U.S. clients also contributed to the increase. Gross margin for the Americas for the six months ended June 30, 2008 was 24.7%, as compared to 5.3% for the six months ended June 30, 2007. The increase was attributable to higher revenue from new higher margin contracts, cost cutting actions and improved utilization of the revenue generating workforce.
EMEA
     For the second quarter of 2008, revenues increased by $5.7 million to $26.8 million from $21.1 million in the corresponding period in 2007. The primary reason for this change was increases in revenues generated by our Netherlands, Pakistan and Saudi operations, partially offset by decreases in revenues generated by our Algeria and U.K. operations. Gross margin for the EMEA region for the quarter ended June 30, 2008 was 18.6% as compared to 20.7% in the corresponding period in 2007. The decrease in gross margins for the second quarter of fiscal 2008 as compared to the corresponding period in 2007 were primarily the result of lower margins in our Algeria and U.K. operations.
     For the six months ended June 30, 2008 revenues increased $15.1 million to $56.6 million from $41.5 million in the corresponding period in 2007. This increase is a result of the acquisition of WFI EMEA and increased revenues generated by our Netherlands, Pakistan and Saudi operations. Gross margin for the EMEA region for each of the six months ended June 30, 2008 and 2007 was 20.2%.

     LCCI Brazil’s operating results have been reclassified from discontinued operations and into continuing operations in the current period and prior comparable periods due to the company’s decision not to sell the entity and therefore, has resulted to the reclassification of its assets and liabilities from held for sale to held for use.
Operating Expense

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Sales and marketing:
Americas	$945	$883	$1,651	$1,516
EMEA	2,707	2,106	5,149	3,537
Non-reportable segments	460	689	1,231	1,563

	4,112	3,678	8,031	6,616
General and administrative:
Americas	1,352	1,195	2,524	2,052
EMEA	2,771	2,562	5,429	5,427
Non-reportable segments	4,201	2,465	7,976	5,354

	8,324	6,222	15,929	12,833
Bad debt expense
Americas	—	—	(129)	—
EMEA	1,883	183	1,883	183
Non-reportable segments	—	—	—	—

	1,883	183	1,754	183
Restructuring charge (recovery):
Americas	115	—	489	—
EMEA	2,968	1,556	3,020	1,556
Non-reportable segments	653	(493)	653	(493)

	3,736	1,063	4,162	1,063
Impairment charge
Americas	14,896	—	14,896	—
EMEA	16,700	—	16,700	—
Non-reportable segments	109	—	109	—

	31,705	—	31,705	—
Depreciation and amortization:
Americas	533	118	1,110	194
EMEA	737	688	1,339	1,164
Non-reportable segments	62	65	125	136

	1,332	871	2,574	1,494
Total:
Americas	17,841	2,196	20,541	3,762
EMEA	27,766	7,095	33,520	11,867
Non-reportable segments	5,485	2,726	10,094	6,560

Total	$51,092	$12,017	$64,155	$22,189
     The increase in sales and marketing expenses from $3.7 million in the second quarter of 2007 to $4.1 million in the second quarter of 2008 is due primarily to costs incurred due to increased sales headcount and increased sales as a result of the acquisition of the WFI U.S. Engineering business in June 2007 and the WFI EMEA business acquired in March 2007 and increased commission expense in the EMEA region as a result of higher revenues relating to our contract in Saudi Arabia.
     The increase in bad debt expense from $0.2 million in the second quarter of 2007 to $1.9 million in the second quarter of 2008 is due to additional provision made based on management assessment related to high risk accounts receivable in Algeria.
     General and administrative expense increased $2.1 million to $8.3 million for the three months ended June 30, 2008 from $6.2 million in the comparable period of 2007. This change was primarily attributable to a $1.9 million increase in the Non-reportable segment due to higher outside services in addition to a $0.2 million increase in the EMEA segment.
     In the second quarter of 2008, the Company adopted a restructuring plan (“2008a Restructuring”), and recorded a restructuring charge of $3.7 million for excess office space and severance, primarily in the EMEA segment. The Company has elected not to occupy excess office space and is attempting to sublet.

     An impairment charge of $31.7 million was recorded in the second quarter of 2008 primarily as a result of the Company’s evaluation of goodwill during the same quarter. See Note 8, Goodwill and Other Intangible Assets.
     Depreciation and amortization expense increased $0.5 million to $1.3 million for the three months ended June 30, 2008 from $0.9 million in the comparable period of 2007. This change was primarily attributable to additional depreciation and amortization expense related to the acquisition of property and equipment and purchased intangible assets of the WFI EMEA and U.S. Engineering businesses in March and June 2007, respectively.
Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)

Interest income:
Americas	$—	$—	$—	$—
EMEA	4	12	8	24
Non-reportable segments	—	5	—	54

	4	17	8	78

Interest expense:
Americas	(713)	(170)	(1,485)	(170)
EMEA	(92)	(37)	(143)	(42)
Non-reportable segments	(642)	(338)	(1,277)	(782)

	(1,447)	(545)	(2,905)	(994)

Other income (expense):
Americas	(8)	(2)	(2)	35
EMEA	37	150	(1,881)	(373)
Non-reportable segments	(36)	(31)	459	190

	(7)	117	(1,424)	(148)

Total:
Americas	(721)	(172)	(1,487)	(135)
EMEA	(51)	125	(2,016)	(391)
Non-reportable segments	(678)	(364)	(818)	(538)

Total	$(1,450)	$(411)	$(4,321)	$(1,064)
     Interest expense was $2.9 million for the six months ended June 30, 2008 and $1.0 million for the comparable period in 2007 due to increased borrowings as a result of the acquisition of WFI US engineering business in June 2007 and the WFI EMEA business acquired in March 2007.
     In the six months ending June 30, 2008, other income (expense) increased $1.3 million over the comparable period in 2007, primarily due to a property and equipment impairment of $0.1 million for Brazil, a $0.2 million loss on disposal of property and equipment for Belgium and losses on foreign currencies of $1.1 million due to the appreciation of the Euro and the British Pound with respect to the U.S. Dollar throughout the six month period.
Tax Expense
     A tax benefit of $1.8 million was recognized in the second quarter of 2008 as compared to $0.3 million tax expense in the second quarter of 2007. The tax benefit arises from an increase in a deferred tax liability attributable to the impairment of goodwill in the U.K. and its branches. A valuation allowance has been established for tax benefits associated with losses in the U.S. and certain foreign jurisdictions with the exception of the U.K. and its branches.
Liquidity and Capital Resources
     The following discussion relates to our sources and uses of cash and cash requirements during the six months ended June 30, 2008 and 2007.

Sources and Uses of Cash

	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)

Net cash provided by (used in) operating activities	$2,583	$(13,871)
Net cash used in investing activities	(1,329)	(26,353)
Net cash provided by financing activities	102	38,382
Effect of exchange rates on cash and equivalents	117	124

Net increase (decrease) in cash and cash equivalents	$1,473	$(1,718)
     During the six months ended June 30, 2008, the Company’s balance of cash and cash equivalents increased by $1.5 million. This increase in cash and cash equivalents was primarily the result of our source of cash of $2.6 million provided by operating activities and $1.3 million used in investing activities. The principal financing activities were payments on lines of credit and notes payable for $4.3 million and borrowings from credit lines of $4.6 million. The principal investing activities were purchases of property and equipment of $1.3 million.
     During the six months ended June 30, 2007, the Company’s balance of cash and cash equivalents decreased by $1.7 million. This decrease in cash and cash equivalents was primarily the result of our use of cash of $26.4 million in investing activities and $13.9 million used in operating activities, offset by $38.4 million net cash provided by financing activities. The principal investing activities were the acquisition of the Europe, Middle East and Africa business of WFI using net cash of $4.1 million and the WFI U.S. acquisition using net cash of $1.3 million.
     The principal requirements for cash during the second quarter of 2008 were as follows: (1) scheduled repayment of principal for the Bank of America term loan (2) to finance our corporate costs; (3) working capital needs of the business; and (3) to provide for the general working capital needs of the non-network deployment services we provide where customer payment cycles run up to 60 days and, in some cases, longer but for which cash outflows are primarily for payroll related costs most of which are paid two times per month. Additionally, while we have made agreements with certain larger customers in EMEA, primarily in Algeria, to shorten customer payment terms to 120 days from 180 days, customer payment cycles continue to remain longer than the related cash outflow cycle in certain of our EMEA operations. During the six months ended June 30, 2008, we used $1.3 million of cash for purchases of property, plant and equipment that is used primarily for revenue generating purposes.
     We have met our cash needs during the period by accelerating the collection of our receivables, primarily in our Americas segment and the use of an additional credit line facility in Saudi Arabia.
     On March 9, 2007, we entered into a revolving credit facility with Bank of America, and terminated our existing credit facility with Commerce Funding Corporation. Under the terms of this credit facility, the aggregate amount owed to Bank of America by us at any time could not exceed $6.5 million. The term of this credit facility was through September 15, 2007. On May 29, 2007, in connection with the agreement to purchase certain assets and liabilities of the U.S. wireless engineering services business of WFI, we amended and restated our outstanding credit facility with Bank of America. The Amended and Restated Credit Agreement, was further amended on November 30, 2007 regarding its revolving loans, to among other things, provide for a bank waiver and amend certain covenants in the agreement for events of default. The facility now provides for revolving loans of up to $21.95 million which amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until November 29, 2009. It also provides for a term loan of $6.5 million with scheduled principal payments of $3.5 million on June 1, 2008, $1.0 million on each of September 1 and December 1, 2008 and March 1, 2009 with any balance payable on November 29, 2009. The amendment also increased the applicable interest rate on borrowings by 1.00% per annum, amended of the financial covenants set forth in the agreement and required the payment to the bank of a fee of up to $0.6 million in connection with the amendment. As of June 30, 2008, $-0- was available to be borrowed under this credit facility.
     Interest under the credit facility is generally payable by the Company on a quarterly basis. Borrowings bear interest, at the Company’s option, at an annual rate equal to either: a specified “base rate,” plus an additional margin of 2.50% or 3.00%; or a specified London Inter-Bank Offered Rate, or LIBOR, plus an additional margin of 3.50% or 4.00%. The additional margin of a loan for each fiscal quarter will be based upon the Company’s consolidated leverage ratio for the previous fiscal quarter. The interest rate as of June 30, 2008 and December 31, 2007 is 6.46% and 8.23%, respectively for the revolving credit facility and 8.00% and 10.25%, respectively for the term loan.

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
     As a result of the sale of the U.S. Network Deployment Business in 2006, the restructuring activities implemented during the second quarter of 2007 and first half of 2008, our continuing focus on streamlining and consolidating in all areas of our operations, especially those related to general and administrative and corporate functions, and the increased revenue we expect in the Americas segment as a result of the WFI U.S. acquisition in May 2007, we expect our cash flow to improve during 2008.
     Due to the more favorable payment terms we have negotiated with certain customers in EMEA, and the automation and integration of certain processes into those of certain of our larger customers, we expect to continue to speed up the receivables to cash cycle.
     The company has not met certain of the covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”). Specifically, the Company did not meet certain financial covenants related to Earnings before Income Taxes and Depreciation and Amortization (“EBITDA”) and the Consolidated Leverage Ratio (debt to Consolidated EBITDA) each as defined in the Amended Loan Agreement (the “Financial Covenants”). Additionally, the Company did not meet covenants limiting the amount of fixed assets permitted to be acquired in the Quarter ended March 31, 2008 and related to the Company filing its Form 10Q for the Quarters Ended March 31, and June 30, 2008 with the SEC on a timely basis. Bank of America has agreed to not declare the Company in default as a result of not meeting the covenants described above and to specifically waive such events of default. Bank of America has also agreed that through August 15, 2008 it will not accelerate the due date in the Amended Loan Agreement from November 30, 2009.
      As of June 30, 2008, the Company had an accumulated deficit of approximately $146.3 million, has incurred a loss in the quarter then ended of $43.9 million and a loss for the six months ended of $50.1 million and had a working capital deficit of $15.6 million. The Company had approximately $11.1 million in cash, a significant portion of which is not readily available due to being located in certain foreign locations and approximately $1.0 million of borrowing availability under its debt facilities. The significant net loss in the second quarter included an impairment charge of $31.7 million and restructuring costs of $3.7 million. The Company’s plans to manage its liquidity position for the remainder of 2008 include the closing of excess office space; headcount reductions both at the corporate level and in its operating segments; reducing projected capital expenditures; and maintaining an intense focus on controlling discretionary expenses.
      The Company was not able to meet certain covenants contained in the Amended Credit Facility and Credit Amendment with Bank of America (collectively referred to as the “Amended Loan Agreement”) as of June 30, 2008. As a result, $21.9 million of the Company’s debt due on November 30, 2009 has been classified as a current liability in the accompanying consolidated balance sheet in accordance with Emerging Issues Task Force release number 86-30 (“EITF 86-30”), “Classification of Obligations When a Violation Is Waived by the Creditor”. Based upon a forecast of its operations for the remainder of the year ended December 31, 2008, the Company informed Bank of America that it does not believe it will meet the Financial Covenants mentioned above, as well as an additional financial covenant, Consolidated Fixed Charge Ratio, which becomes effective for the quarter ending September 30, 2008, for the remainder of the year ended December 31, 2008. As described in Note 20, Subsequent Events, the Company and Bank of America entered into a Forbearance Agreement and Third Amendment to Amended and Restated Credit Agreement on September 4, 2008. Under the Forbearance Agreement, Bank of America will forbear from enforcement of remedies based on certain prior and anticipated defaults by the Company so long as the Company complies with certain renegotiated financial covenants and certain non-financial covenants.
      As discussed in Note 10. Restructuring Charge, the Company regularly evaluates its plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed and our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, principal amounts of $24.7 million under various borrowing facilities will be repayable in 2009. We will likely require additional financing in 2009 or will have to refinance these obligations as they come due. However, there can be no assurance that we will be successful in securing financing or that it will be available to us at attractive terms, or at all.

Cash Requirements

	June 30, 2008	December 31, 2007
	(in thousands)

Cash and cash equivalents (excluding restricted cash)	$11,055	$9,582

Borrowing facilities & notes payable	$54,739	$54,415

Working capital deficit	$(15,611)	$21,888

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

     Additionally, LCC has certain mandatory cash requirements over the next 12 months which include lease obligations of $5.8 million and debt repayments of $6.1 million. The debt repayments include a $2.3 million term loan that is due in 12 months under the second amendment to the amended and restated credit agreement with Bank of America. In addition, the company has $0.7 million that remains to be paid as part of WFI EMEA acquisition that occurred in March 2007.
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
Revenue recognition
     Our principal sources of revenues consist of design and system deployment services. We provide design services on a contract basis, usually in a customized plan for each client, and generally charge for engineering services on a time and materials or fixed price basis. We generally offer deployment services on a fixed price, time-certain basis. The portion of our revenues from fixed-price contracts was 43.6% and 42.4% for the three months ended June 30, 2008 and 2007, respectively, and was 38.0% and 43.2% for the six months ended June 30, 2008 and 2007, respectively. We recognize revenues on fixed-price contracts using the percentage-of -completion method. With the percentage-of -completion method, expenses on each project are recognized as incurred, and revenues are recognized based on the ratio of the current costs incurred for the project to the then estimated total costs of the project. We compare costs incurred to date against project milestones to determine if the percentage of completion is reasonable. Accordingly, revenues recognized in a given period depend on, among other things, the costs incurred on each individual project and our then current estimate of the total costs at completion for individual projects. Considerable judgment on the part of our management may be required in determining estimates to complete a project including the scope of the work to be completed, and reliance on the customer or other vendors to fulfill some task(s). If in any period we significantly increase the estimate of the total costs to complete a project, we may recognize very little or no additional revenues with respect to that project. If total contract cost estimates increase, gross profit for any single project may be significantly reduced or eliminated. If the total contract cost estimates indicate that there is a loss, the loss is recognized in the period the determination is made. At June 30, 2008 and December 31, 2007, respectively, we had $20.9 million and $22.0 million of unbilled receivables.

Allowance for doubtful accounts
     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the probability of collection of accounts receivable. Management specifically analyzes accounts receivable balances, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the valuation allowance for doubtful accounts. For the three months ended June 30, 2008 and 2007, we derived 66.7% and 66.3%, respectively, of total revenues from our ten largest customers, indicating significant customer concentration risk with our receivables. The Company derived approximately 64.8% and 68.7% of its revenue from its ten largest customers for the six months ended June 30, 2008 and 2007, respectively. For the year ended December 31, 2007, we derived 63.3% of total revenues from our ten largest customers. These ten largest customers constituted 40.9% and 62.9% of our net receivable balance as of June 30, 2008 and December 31, 2007, respectively. Lastly, we frequently perform services for development stage customers, which carry a higher degree of risk, particularly as to the collection of accounts receivable. These customers may be particularly vulnerable to the current tightening of available credit and general economic slowdown. At June 30, 2008, the Company increased its allowance for doubtful accounts to $2.7 million due to high risk accounts receivable in Algeria.
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
     Considerable management judgment may be required in determining our provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. These deferred tax assets primarily consist of certain foreign net operating losses and tax credits carried forward. The net deferred tax assets as of ended June 30, 2008 and December 31, 2007 were $5.6 million and $2.0 million, respectively.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of recognized tax benefits as of the date of adoption was approximately $0.9 million and includes both taxes and penalties. Additionally, at January 1, 2007, the Company’s deferred tax asset and corresponding valuation allowance were reduced by $1.9 million for cumulative FIN 48 adjustments related to years prior to 2007 that were not recognized as a cumulative adjustment to the accumulated deficit at January 1, 2007. In years prior to 2007, interest and penalties related to adjustments to income taxes as filed has not been significant. The Company intends to include such interest and penalties in its tax provision. There have been no changes in the liability for unrecognized tax benefits during the six months ended June 30, 2008.
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
     Substantially all the activities related to the 2002 Restructuring and the 2005 Restructuring have been completed. However, the Company continues to be obligated under facility leases that expire from 2008 through 2014. The accrual remaining at June 30, 2008 includes less than $0.1 million in respect of the 2002 Restructuring and the 2005 Restructuring plans, and are associated with costs attributable to remaining obligations through the year 2014 associated with offices exited or downsized, offset by the Company’s estimates of future income from sublease agreements. The remaining accrual in respect of the 2002 Restructuring and the 2005 Restructuring plans assumes as of June 30, 2008 that the Company will receive $1.1 million in sublease income, all of which is committed.

     During the second quarter of 2007, the Company took steps towards recognizing integration related and other cost synergies by implementing a workforce reduction that eliminated approximately 60 positions worldwide and consolidated certain facilities in the U.K., by adopting a restructuring plan (“2007 Restructuring”), and recorded a net restructuring charge of $1.1 million. Approximately $1.0 million of the charge was related to severance and headcount related costs and $0.1 million was related to other non-headcount related expenses. The Company recorded the severance charges related to these headcount reductions as an operating expense in the second and third quarters of 2007. The facilities and other non headcount related charges were recorded as operating expense in the second and third quarters of 2007. The Company paid the majority of severance and related costs in the third quarter with the remaining costs paid in the fourth quarter of 2007. The Company also recorded a restructuring charge of $0.5 million related to personnel severance costs in connection with the acquisition of certain assets and liabilities of the U.S. wireless engineering services business of WFI. The Company included these severance charges in goodwill. The accrual remaining at June 30, 2008 includes approximately $0.2 million in respect of the 2007 Restructuring.
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
     In the second quarter of 2008, the Company adopted a restructuring plan (“2008a Restructuring”), and recorded a restructuring charge of $1.4 million for excess corporate office space, that is non-cancellable through 2014 that it has elected not to occupy and is attempting to sublet. The charge has been determined based on the fair values of the remaining lease rentals reduced by estimated sublease income, and severance costs of $2.3 million as a result of staff reductions. EMEA accounts for $2.9 million of the severance while Non-reportable and Americas account for $0.8 million.
Goodwill and Intangibles
     In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangibles Assets,” we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2007 and determined that there was no impairment.
     Upon acquisition, our intangible assets, which are subject to amortization, are recorded at fair value. SFAS 142 requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We continually monitor events and changes in circumstances that could indicate carrying amounts of our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of intangible assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the intangible assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. An impairment review was performed and it was determined that the intangible assets of the company have not been impaired in accordance with SFAS 144.
     During the second quarter of 2008, the Company initiated the liquidation process for its Belgium subsidiary. The Belgium liquidation process resulted in a goodwill writeoff of $1.7 million which is included in Europe as identified below.
     During the second quarter of 2008 the price per share of the Company’s common stock declined by 83% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The discounted cash flows of the Americas and WFI Europe reporting units were used as the fair values of the reporting units and have been reconciled to the Company’s market capitalization. Based on the requirements of SFAS No. 142, the Company determined that portion of its goodwill had been impaired and recorded an impairment charge of $14.9 million and $16.7 million in the Americas and Europe reporting units, respectively, in the second quarter of 2008.
Subsequent to the impairment, the adjusted carrying amounts of goodwill for Americas and Europe reporting units amount to $12.5 million and 0.2 million, respectively.
     Our intangible assets are amortized over their estimated useful lives of 1 to 15 years. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

Related Party Transactions
     The Rajendra and Neera Singh Charitable Foundation (the “Foundation”) owns more than 10% of our equity shares and up to the third quarter of 2007 two members of the Singh family, Dr. Rajendra and Neera Singh, served as members of our Board of Directors. Neera Singh did not stand for re-election after her term ended in 2007. On May 13, 2008, Dr. Rajendra Singh elected to retire. He will fulfill his current board term but will not stand for re-election at the companies 2008 Annual Shareholders' meeting.
     In connection with the Company’s initial public offering in 1996, the Company agreed to allow the employees of Telcom Ventures, a company controlled by the Singh family, to continue to participate in the Company’s employee benefit plans in exchange for full reimbursement of its cash costs and expenses. The Company billed Telcom Ventures approximately $17,000 and $19,000 during the three months ended June 30, 2008 and 2007, respectively and approximately $35,000 and $39,000 during the six months ended June 30, 2008 and June 30, 2007, respectively, The Company received reimbursements from Telcom Ventures of $17,000 and $13,000 during the three months ended June 30, 2008 and 2007, respectively and approximately $35,000 and $33,000 during the six months ended June 30, 2008 and June 30, 2007. At June 30, 2008 and December 31, 2007, outstanding amounts associated with payments made by the Company under this agreement were approximately $7,000, and are included as due from related parties and affiliates within the condensed consolidated balance sheets in the accompanying financial statements for both periods.
     The Company provided services to a customer where Telcom Ventures had a minority investment. For the three months ended June 30, 2008 and 2007, revenues earned from these customers were approximately $0 and $45,000, respectively and were approximately $70,000 and $0.1 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Billed or unbilled receivables outstanding from this customer were approximately $31,000 as of June 30, 2008, and $35,000 as of December 31, 2007, and are included in trade accounts receivable and unbilled receivables in the accompanying condensed consolidated balance sheets.
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
     Approximately 71.9% and 69.9% of the Company’s revenues were generated by our EMEA segment for the three months ended June 30, 2008 and 2007, respectively, and 71.1% and 75.2% of the Company’s revenues were generated for the six months ended June 30, 2008 and 2007, respectively. The majority of the EMEA revenue was generated in the Netherlands, Saudi Arabia, and the UK in 2008 and 2007. In connection with the increased availability of 3G equipment in Europe, we anticipate continued growth of our international operations, particularly in Europe, the Middle East and Africa, in 2007 and beyond. As a result, fluctuations in the value of foreign currencies against the United States dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated monthly into United States dollars at the weighted average exchange rate. Consequently, as the value of the dollar strengthens or weakens relative to other currencies in our major markets the resulting translated revenues, expenses and operating profits become lower or higher, respectively.
     Fluctuations in currency exchange rates also can have an impact on the United States dollar amount of our shareholders’ equity. The assets and liabilities of the non-U.S. subsidiaries are translated into United States dollars at the exchange rate in effect on the date of the balance sheet for the respective reporting period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income. Consequently, the accumulated other comprehensive income component of shareholders’ equity increased $2.3 million during the six months ended June 30, 2008.
     We are exposed to the impact of foreign currency fluctuations due to our London and U.S. offices funding foreign subsidiaries. While these intercompany balances are eliminated in consolidation, exchange rate changes do affect consolidated earnings. Foreign subsidiaries with amounts owed from the London operations at June 30, 2008 (denominated in Euros) include Italy in the amount of $5.7 million, Algeria in the amount of $10.6 million, and Saudi Arabia in the amount of $7.8 million. Foreign subsidiaries with amounts owed to the McLean office at June 30, 2008 (denominated in Euros or British Pounds) include Italy in the amount of $4.9 million and the United Kingdom in the amount of $13.7 million. These balances generated a foreign exchange gain (loss) of $0.3 million and ($1.1) million for the three and six months ended June 30, 2008, respectively. A hypothetical appreciation of the Euro and British Pound of 10% would result in a $0.4 million increase to our operating profits in 2008 generated outside the United States. This was estimated using a 10% appreciation factor to the average monthly exchange rates applied to net income or loss for each of our subsidiaries in the respective period. Foreign exchange gains and losses recognized on any transactions are included in our consolidated statements of operations.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer, who is its principal executive officer, and its Chief Financial Officer, who is its principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting noted in item (b) below.
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
     The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based the evaluation on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.
     Based on this evaluation, the Company’s management is reporting the following material weaknesses as of June 30, 2008:
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

     Because of the material weaknesses described above, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2008.
(c) Changes in Internal Control over Financial Reporting
     The Company took several steps to improve its internal controls in 2007 that protect the integrity of LCC’s financial reporting. In the Company’s Annual Report for the year end December 31, 2007 on Form 10-K (the “2007 10-K”), LCC self identified and reported the two material weaknesses cited above. In 2008 LCC initiated steps to remediate these two material weaknesses. The overall changes are covered in item (d) below.
(d) Remediation Efforts
     In 2008, the Company took steps to remediate the two material weaknesses reported in the 2007 10-K.
     In regard to the deficiency related to preparation of its consolidated income tax provision, the Company is now utilizing an experienced professional services firm to partner with management to prepare its consolidated income tax provision, including processes followed in the identification and measurement of uncertain tax positions. This process was not completed by June 30, 2008.
     In regard to the failure to effectively plan, monitor, and carry out timely review activities of individual accounts and classes of transactions that resulted in the Company’s inability to meet is financial reporting filing deadlines with the SEC, the Company hired an experienced Corporate Controller and Assistant Controller to improve these processes. The changes in process were implemented in the second quarter 2008.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
     We are party to various non-material legal proceedings and claims incidental to our business.
Item 1A: Risk Factors
     There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
The only material change to the risk factors as described in the Company’s 2007 Annual Report for the year ended December 31, 2007 is to add the following:
     Recent negative events in the financial and credit markets throughout substantially all of the world will, based on various publicly available economic forecasts, continue to have a negative economic impact for some period into the future. These events, which include the failure of banks in many of the countries in the industrialized world and the near failure of such financial international financial institutions as well as a major constriction of the capital markets, have also negatively impacted the credit markets in substantially all of the countries in which the company does business. Additionally, most current publicly available economic forecasts predict that a substantial number of the worlds counties are in or about to enter a recession and some, if not many, could be about to enter a depression. This has resulted in the consumers in many countries in which the Company operates drastically restrict their spending habits. Public forecasters predict this very significant decrease in consumer spending will have a major impact on nearly every industry. Accordingly, the above described conditions could negatively impact the Company’s customers by decreasing their revenues or by restricting their access to financing needed to continue the services the Company currently provides to them and limit future services the Company may provide. This could have a significant negative impact on the company’s operations and financial condition.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3: Defaults Upon Senior Securities
Not Applicable
Item 4: Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5: Other Information
Not Applicable

Item 6: Exhibits

31.1	— Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	— Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	— Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Louis Salamone, Jr.
Louis Salamone, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

November 14, 2008